Form 10-Q
period 2005-06-30
MICRUS ENDOVASCULAR CORP
filed 2005-08-15
CIK 1028318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51323
Micrus Endovascular Corporation

(Exact name of registrant as specified in its charter)

Delaware	93-3409596

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Palomar Avenue
Sunnyvale, California	94085

(Address of principal executive offices)	(Zip Code)
(408) 830-5900

(Registrant’s telephone number, including area code)
n/a

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No1
     (1) The Registrant has been subject to the filing requirements of the Securities and Exchange Act of 1934 since the effective date of its Registration Statement on Form S-1 (June 15, 2005) and has filed all reports since such effective date.
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of August 1, 2005: 13,632,442.

MICRUS ENDOVASCULAR CORPORATION

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MICRUS ENDOVASCULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,862	$15,017
Short-term investments	1,984	1,977
Accounts receivable, net of allowance for doubtful accounts of $239 at June 30, 2005 and $230 at March 31, 2005	4,801	4,486
Inventories, net	3,901	3,930
Prepaid expenses and other current assets	1,145	524

Total current assets	57,693	25,934
Long term investments	982	977
Property and equipment, net	882	922
Intangible assets, net	522	550
Other assets	162	96
Deferred initial public offering costs	—	1,295

Total assets	$60,241	$29,774

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,895	$2,641
Accrued payroll and other related expenses	1,980	1,663
Accrued liabilities	1,562	1,337

Total current liabilities	5,437	5,641
Warrant liability	—	3,201
Other non-current liabilities	45	51

Total liabilities	5,482	8,893

Commitments and contingencies (Note 4)

Redeemable convertible preferred stock, $0.01 par value;
Authorized: 1,000,000 shares
Issued and outstanding: none at June 30, 2005 and 7,680,943 shares at March 31, 2005	—	58,442

Stockholders’ equity (deficit):
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 13,274,369 shares at June 30, 2005, 1,468,235 shares at March 31, 2005	133	15
Additional paid-in capital	98,120	4,397
Deferred stock-based compensation	(569)	(630)
Accumulated other comprehensive loss	(329)	(368)
Accumulated deficit	(42,596)	(40,975)

Total stockholders’ equity (deficit)	54,759	(37,561)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$60,241	$29,774

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended
	June 30,
	2005	2004
Revenues	$7,112	$5,131
Cost of goods sold	2,119	1,676

Gross profit	4,993	3,455

Operating expenses:
Research and development	822	646
Sales and marketing	2,772	1,918
General and administrative	2,265	1,293

Total operating expenses	5,859	3,857

Loss from operations	(866)	(402)
Interest and investment income	128	51
Interest expense	(6)	(9)
Other expense, net	(495)	(96)

Net loss	(1,239)	(456)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	(659)	(137)

Net loss attributable to common stockholders	$(1,898)	$(593)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.70)	$(0.45)
Weighted-average number of shares used in per share calculations:
Basic and diluted	2,699	1,305
The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,239)	$(456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	113
Provision for doubtful accounts	19	22
Provision for impairment of inventory	60	12
Increase in fair value of 2005 common stock warrants	158	—
Stock-based compensation expense	64	254
Changes in operating assets and liabilities:
Accounts receivable	(502)	(341)
Inventories	(110)	(437)
Prepaid expenses and other current assets	(758)	(267)
Other assets	45	(39)
Accounts payable	(1,094)	(7)
Accrued payroll and other related expenses	336	242
Accrued liabilities	(17)	(35)
Other non-current liabilities	(6)	—

Net cash used in operating activities	(2,913)	(939)

Cash flows from investing activities:
Acquisition of property and equipment	(72)	(288)

Net cash used in investing activities	(72)	(288)

Cash flows from financing activities:
Payments of issuance costs for issuance of convertible preferred stock and warrants	(11)	—
Proceeds from issuance of common stock, net of issuance costs	32,499	(7)
Proceeds from exercise of stock options	80	78
Proceeds from exercise of preferred and common stock warrants	1,007	—

Net cash provided by financing activities	33,575	71

Effect of exchange rate changes on cash	255	(45)
Net (decrease)/increase in cash and cash equivalents	30,590	(1,156)
Cash and cash equivalents at beginning of period	15,017	4,927

Cash and cash equivalents at end of period	$45,862	$3,726

Supplemental disclosure of cash flow information:
Interest paid	$6	$9
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$59,227	—
Accretion to redemption value of redeemable convertible preferred stock including beneficial conversion feature	$659	$137
Reclassification of 2005 common stock warrants to equity	$3,359	—
The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 — Formation and Business of the Company
     Micrus Endovascular Corporation (the “Company”), formerly Micrus Corporation, was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases.
Stock split
     On June 10, 2005, the Company effected a one-for-2.25 reverse stock split of its preferred and common shares. All preferred and common share data presented herein have been restated to retroactively reflect the reverse stock split.
Initial public offering
     On June 21, 2005, the Company completed an initial public offering (“IPO”) in which it sold 3,250,000 shares of common stock at $11.00 per share providing net cash proceeds to the Company of approximately $33,248,000, net of underwriting discounts and commissions. Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 7,919,626 shares of common stock. On July 6, 2005, the underwriters purchased an additional 250,000 shares of common stock at $11.00 per share pursuant to their over-allotment option. Together with the over-allotment shares sold by the Company, the total cash proceeds to the Company were approximately $35,805,000, net of underwriting discounts and commissions.
Interim unaudited financial information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Amendment No. 6 of the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 16, 2005.
     The results of operations for the three months ended June 30, 2005 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2006 or any future period.
Note 2 — Summary of Significant Accounting Policies
Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Micrus SA. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company’s international subsidiary uses the local currency (Swiss Franc) as its functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).
Use of estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to accounts receivable and inventories, the recoverability of long-term assets, deferred tax assets and related valuation allowances and valuation of equity instruments.
Net loss per common share
     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including options, warrants and redeemable convertible preferred shares. There is no difference between basic and diluted net loss per share for all periods presented. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three months ended
	June 30,
	2005	2004
Numerator:
Net loss	$(1,239)	$(456)
Beneficial conversion feature of preferred stock	(383)	—
Accretion of redeemable convertible preferred stock to redemption value	(276)	(137)

Net loss attributable to common stockholders	$(1,898)	$(593)

Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	2,699	1,305

Anti-dilutive securities
     The following outstanding options, redeemable convertible preferred shares and warrants were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three months ended
	June 30,
	2005	2004
Redeemable convertible preferred stock (as if converted)	—	6,325
Options to purchase common stock	2,412	1,753
Warrants to purchase common stock	345	834
Warrants to purchase redeemable convertible preferred stock (as if converted)	—	424

	2,757	9,336

     Stock-based compensation
     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation and Disclosure, an amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123.” Under APB No. 25, compensation expense is based upon the excess of the estimated fair value of the Company’s stock over the exercise price, if any, on the grant date. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.
     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received based on the fair value of the instruments as they vest. Stock compensation expense for non-employee equity instruments is recognized using the multiple option method as prescribed by Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as they vest.
     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three months ended June 30,
	2005	2004
Net loss attributable to common stockholders	$(1,898)		$(593)
Add: Stock-based employee compensation expenses included in reported net loss	58		70
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(151)		(98)

Adjusted net loss	$(1,991)	$	(621)

Net loss per common share, basic and diluted:
As reported	$(0.70)		$(0.45)
Adjusted	$(0.74)		$(0.48)
     The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	Three months ended
	June 30,
	2005	2004
Risk-free interest rates	3.84%	3.58%
Expected lives	4 years	4 years
Dividend yield	0%	0%
Volatility	45.9%	—
     Subsequent to the Company’s initial filing on Form S-1 with the Securities and Exchange Commission in March 2005, the fair value of option grants to employees was computed using the minimum value method. Following the IPO, the value of each option has been estimated using the Black-Scholes Model with a volatility rate which is based upon the expected volatility of the Company’s stock price over the life of the option. Future option grants to employees will continue to be valued using an expected volatility factor and accordingly, the above results are not representative of future results.
Recent pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2007. The Company has not yet determined which fair-value method and transitional provision it will follow.
     In June 2005, the FASB issued Staff Position (“FSP”) No. FAS 150-5 “Issuers Accounting under FASB Statement No.150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable”. The FSP requires that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. The FSP is effective for the first reporting period beginning after June 30, 2005. Although the Company does have outstanding warrants, the common stock issuable upon exercise of the warrants are not redeemable; consequently, FSP No. FAS 150-5 is not expected to have an impact on the Company’s results of operations or financial condition.
Note 3 — Balance Sheet Components
Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2005	2005
Raw materials	$657	$664
Work-in-progress	671	722
Finished goods	1,227	1,340
Consigned inventory	1,997	1,794
Inventory held by distributors	300	361

	4,852	4,881
Less inventory allowances	(951)	(951)

	$3,901	$3,930

     Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.

Accruals
     Accrued payroll and other related expenses consisted of the following (in thousands):

	June 30,	March 31,
	2005	2005
Accrued bonuses	$625	$579
Accrued salaries	447	304
Accrued vacation	545	504
Accrued commissions	146	113
Accrued payroll taxes	217	163

	$1,980	$1,663

     Accrued liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2005	2005
Accrued professional fees	$569	$825
Accrued printing expenses	284	—
Accrued other	709	512

	$1,562	$1,337

Note 4 — Commitments and Contingencies
Lease commitments
     On June 6, 2005, the Company and its current landlord entered into a non-cancelable 7-year lease agreement (the “Lease”). Pursuant to the Lease, the Company will lease approximately 42,000 square feet of building space to be used as the Company’s headquarters in the United States with both administrative and manufacturing facilities. The Lease is estimated to commence in November 2005, with an option for one 5 year extension that may be exercised by the Company.
     The Lease provides for a base rent that increases periodically and averages approximately $41,445 monthly over the lease period. The Lease also provides for certain additional payments including the Company’s share of landlord’s operating expenses, including project costs, property taxes and overhead management fees.
     The Company’s current lease of approximately 20,000 square feet of building space with its landlord shall terminate upon the commencement of the new lease.
     Future minimum lease payments are as follows (in thousands):

For years ended March 31,	Operating leases
2006 (remaining 9 months)	$597
2007	919
2008	861
2009	497
2010 and beyond	1,741

Total minimum lease payments	$4,614

Indemnification
     In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
Litigation
     The Company is from time to time subject to various lawsuits. The Company does not believe that it is probable that resolution of pending litigation will have a material adverse effect on the Company’s consolidated financial statements, however the outcome of litigation is inherently uncertain.
FCPA Investigation
     In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that may likely have violated the Foreign Corrupt Practices Act (FCPA) and the laws of certain foreign countries. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (DOJ) factual information obtained in the Company’s internal investigation of potential violations of the FCPA. The DOJ and the Company have entered into an agreement pursuant to which it will not prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepts responsibility for the actions of its employees and officers, pays a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation, including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the Securities and Exchange Commission (SEC). The Company must remain in compliance with these conditions for a period of two years or face the filing of a criminal complaint by the DOJ. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement will be recorded as an expense as incurred.
     The payments made to physicians in France, Germany, Spain and Turkey also may likely have violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland. The Company is not able to determine at this time what penalties or other actions, if any, authorities in France, Germany, Spain, Turkey or Switzerland may impose as a result of such violations. Such amounts could be material to the financial position, results of operations or cash flows of the Company.
Patent Litigation
     In September 2004, Boston Scientific Corporation (“Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that the Company’s detachable coil devices infringed two patents held by Boston Scientific. In November 2004, the Company answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s occlusive products, and their use, infringed three of the Company’s patents. Each party is seeking an injunction preventing sale of the other’s detachable coil devices in the United States, damages for past infringement, which may be trebled, and its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain patents of the other are unenforceable due to inequitable conduct.
     Boston Scientific is also a party in two other litigations against Cordis Corporation and Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against Micrus are also at issue. Those patents are currently being re-examined by the United States Patent and Trademark Office (USPTO), and Cordis has been granted a stay in the suit by Boston Scientific against Cordis with respect to such patents pending the outcome of such reexamination by the USPTO. Boston Scientific’s suit against Micro Therapeutics is not stayed, discovery is ongoing and the parties are awaiting a claim construction order and a ruling on two pending summary judgment motions regarding Micro Therapeutics’ inequitable conduct defense. In February 2005, the court granted a stay of the Boston Scientific lawsuit against Micrus until the earlier of twelve months or the outcome of the reexamination by the USPTO in the Cordis case.
     The Company is unable at this time to determine the outcome of any such litigation. If the litigation results in an unfavorable outcome to the Company, the impact to the financial position, results of operations or cash flows of the Company could be material.
Note 5— Redeemable Convertible Preferred Stock
     The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of June 30, 2005, there are no shares of preferred stock issued or outstanding.
Conversion
     Upon closing of the Company’s IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into 7,919,626 shares of common stock.
Redemption
     The Company’s preferred stock that was outstanding prior to the IPO was redeemable at the request of the holder on or after the sixth anniversary of the original issuance dates based upon certain circumstances. Prior to the closing of the IPO, the Company was accreting the carrying value of the preferred stock from the issuance date to the mandatory redemption amount on the sixth anniversary using the effective interest method through periodic charges to additional paid-in capital and accumulated deficit.
Preferred Stock Warrants
     In conjunction with its Series D and D-1 preferred stock financing in August 2000, the Company issued warrants to Series D and Series D-1 stockholders to purchase shares of Series D redeemable convertible preferred stock (the “Series D preferred stock warrants”). The total proceeds of the issuance of the preferred stock in the financing was allocated between the relative fair value of the preferred stock and the warrants, resulting in a discount to the preferred stock which, prior to the closing of the IPO, was being accreted to its face amount through periodic charges against additional paid-in capital and accumulated deficit through the redemption date.
     As of March 31, 2005, warrants to purchase 404,821 shares of Series D preferred stock were outstanding.
     With respect to the Series D preferred stock warrants, between April 1, 2005 and the closing of the Company’s IPO, the holders of warrants for 397,068 shares of Series D preferred stock exercised their warrants. Of these warrants, the holders of warrants for 365,196 shares elected to net exercise their warrants which resulted in the issuance of 115,700 shares and no proceeds to the Company from the exercise of these warrants. Holders of warrants for 31,872 shares of Series D preferred stock exercised their warrants providing proceeds to the Company of approximately $240,000.
     The warrants to purchase 7,753 shares of Series D preferred stock that were not exercised prior to the closing of the IPO expired. None of these warrants remain outstanding at June 30, 2005.

Note 6 — Common Stock
     The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2005.
2000 Common Warrants
     In December 2000, the Company entered into a warrant agreement with the Series D redeemable convertible preferred stock financing placement agent. The Company issued warrants to purchase 167,618 shares of common stock at an exercise price of $8.64 per share. These warrants expire in December 2005.
2003 Common Warrants
     In conjunction with the Series D-3 preferred stock financing in June 2003, the Company issued warrants to the Series D-3 stockholders to purchase 666,644 shares of common stock at an exercise price of $7.52 per share (the “2003 common stock warrants”). The 2003 common stock warrants were to expire upon the earlier of June 2008 or the closing of an IPO.
     With respect to the 2003 common stock warrants, between April 1, 2005 and the closing of the Company’s IPO, the holders of warrants for 664,648 shares of the Company’s common stock exercised their warrants. Of these warrants, the holders of warrants for 562,520 shares elected to net exercise their warrants which resulted in the issuance of 178,216 shares of common stock and no proceeds to the Company from the exercise of these warrants. Holders of warrants for 102,128 shares of common stock exercised their 2003 common stock warrants for cash providing proceeds to the Company of approximately $768,000.
     Of the 2003 common stock warrants, there were warrants to purchase 1,996 shares of common stock that were not exercised prior to closing of the IPO and expired. None of these warrants remain outstanding at June 30, 2005.
2005 Common Warrants
     In conjunction with the Series E preferred stock financing in February and March of 2005, the Company issued warrants to purchase common stock of the Company (the “2005 common stock warrants”). The 2005 common stock warrants were not initially exercisable, but were to become exercisable for an aggregate of 671,614 shares of common stock at $9.00 per share if we had not closed the IPO prior to December 31, 2005, or for an adjusted number of shares (calculated based on the IPO price) with an exercise price of $0.000225 if the IPO closed prior to December 31, 2005 at a price less than $13.50 per share. Based on the IPO price of $11.00 per share, the 2005 common stock warrants became exercisable for an aggregate of 305,272 shares of common stock at an exercise price of $0.000225 per share.
     With respect to the 2005 common stock warrants, between April 1, 2005 and June 30, 2005, warrants to purchase 127,975 shares of common stock were exercised, all on a net exercise basis. Two warrant shares were cancelled in connection with net exercises. Of the 2005 common stock warrants, there were outstanding at June 30, 2005 warrants to purchase 177,297 shares of common stock at an exercise price of $0.000225 per share, which will expire on January 1, 2011.
     Prior to the completion of the IPO, the 2005 common stock warrants were accounted for as a liability and marked to market at each period-end date. The original aggregate fair value of these warrants of $3,201,000 was recorded as a liability. Upon completion of the IPO, the fair value of these warrants was approximately $3,359,000 and the Company recognized a non-operating loss of $158,000. Following the completion of the IPO, these warrants are accounted for as a component of stockholders’ equity. Subsequent changes in the fair value of these warrants will not be reflected in income.
     The difference between the proceeds allocated to the Series E preferred stock and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the Series E preferred stock which has been recorded as a reduction to the Series E preferred stock and an increase to additional paid-in-capital. The total beneficial conversion feature was $383,000 which, prior to the IPO, was being amortized as a reduction of net income available to common stockholders over the period of redemption of the Series E preferred stock. Upon completion of the IPO, the Company recorded a charge of $383,000 for the beneficial conversion feature.
Note 7 — Employee Benefit Plans
1996 Stock Option Plan
     As of June 16, 2005 (the effective date of the IPO), 14,633 shares were available for grant under the 1996 Plan. Upon the effectiveness of the Company’s IPO, all shares available for grant under the 1996 Plan became available for grant under the 2005 Plan. All options previously granted under the 1996 Plan will continue to be administered under the 1996 Plan.
1998 Stock Plan
     As of June 16, 2005 (the effective date of the IPO), 158,167 shares were available for grant under the 1998 Plan. Upon the effectiveness of the Company’s IPO, all shares available for grant under the 1998 Plan became available for grant under the 2005 Plan. All options previously granted under the 1998 Plan will continue to be administered under the 1998 Plan.
2005 Equity Incentive Plan
     In March 2005, the Company’s board of directors approved the 2005 Equity Incentive Plan (the “2005 Plan”) contingent upon stockholder approval of the 2005 Plan and the effectiveness of the Company’s IPO. Since the effectiveness of the IPO, the Company will no longer issue any options under the 1998 Plan and the issuance of options will be made solely under the 2005 Plan. Although no future options will be granted under the 1998 Plan, all options previously granted under the 1998 Plan will continue to be administered under the 1998 Plan.
     The 2005 Plan provides for the issuance of both incentive stock options and nonqualified stock options. The Company has reserved a total of 2,222,220 shares of our common stock for issuance under the 2005 Plan. In addition, any authorized shares not issued under the 1998 Plan, on the effective date of the Company’s IPO, as well as any shares that are (1) issuable upon exercise of options granted pursuant to the 1998 Plan and the 1996 Plan that expire or become unexercisable for any reason without having been exercised in full, and (2) are forfeited or repurchased under the 1998 Plan and the 1996 Plan, will be available for grant under the 2005 Plan. All future grants on or after the effective date of the Company’s IPO will be granted under the 2005 Plan.
     As of June 30, 2005, 2,337,688 shares were available for grant under the 2005 Plan.

     Option activity under the Plan is as follows (in thousands, except per share data):

		Options outstanding
	Options
	available	Number	Weighted average
	for grant	of options	exercise price
Balance at March 31, 2004	235	1,620	$0.83
Options authorized	978	—	—
Options granted	(1,265)	1,265	$7.58
Options exercised	—	(203)	$0.88
Options forfeited	186	(186)	$1.97
Options canceled	49	(49)	$1.52
Common stock issued under the Plan	(4)	—	—

Balance at March 31, 2005	179	2,447	$4.06
Options authorized	2,222	—	—
Options granted	(101)	101	$11.71
Options exercised	—	(99)	$0.81
Options forfeited	37	(37)	$4.48

Balance at June 30, 2005	2,337	2,412	$4.50

     The options outstanding and currently exercisable by exercise price at June 30, 2005 are as follows (in thousands, except per share data):

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual life	exercise	Number	exercise
Exercise Price	outstanding	(years)	price	exercisable	price
$0.68-$1.01	970	6.1	$0.78	900	$0.77
$1.13-$1.15	156	7.5	$1.14	86	$1.14
$5.63	901	9.5	$5.63	117	$5.63
$10.13-$13.39	385	9.3	$12.61	145	$13.07

$0.68-$13.39	2,412	8.0	$9.56	1,248	$2.68

Stock-Based Compensation
     In anticipation of the Company’s IPO, the Company has determined that for financial reporting purposes the estimated value of its common stock was in excess of the exercise price for certain option grants occurring in the fiscal year ended March 31, 2004. The Company records the deferred compensation expense on a straight-line basis over the vesting period, reduced for any cancellation of unvested options. For the three months ended June 30, 2005 and 2004 the Company recorded employee deferred stock-based compensation expense of $58,000 and $70,000, respectively.
Non-Employee Options
     The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	June 30,
	2005	2004
Risk-free interest rate	3.94%	4.62%
Expected life (in years)	7 years	8 years
Dividend yield	0.0%	0.0%
Volatility	56%	51%

     The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options granted to non-employees, the Company recorded $6,000 and $184,000 of stock-based compensation expense in the three months ended June 30, 2005 and 2004, respectively.
     The non-cash employee and non-employee stock-based compensation has been recorded as follows:

	June 30,
	2005	2004
Cost of goods sold	$6	$6
Research and development	11	75
Sales and marketing	17	78
General and administrative	30	95

Total	$64	$254

2005 Employee Stock Purchase Plan
     In March 2005, the Company’s board of directors approved the 2005 Employee Stock Purchase Plan (the “Purchase Plan”), contingent on stockholder approval and the effectiveness of the IPO. The stockholders approved the Purchase Plan in May 2005 and the board of directors amended the plan in June 2005. The Purchase Plan became effective when the public offering for the Company’s common stock commenced on June 17, 2005. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.
     The Company has reserved total of 222,222 shares of common stock for issuance under the Purchase Plan. In addition, the Purchase Plan provides for annual increases in the total number of shares available for issuance under this plan on April 1 of each year during the term of the Purchase Plan beginning on April 1, 2006, by a number of shares that is equal to the least of: (1) 2% of the outstanding shares of the Company’s common stock on the immediately preceding March 31; (2) 222,222 shares; or (3) a lesser number determined by the Company’s board of directors.
     The Purchase Plan provides for offering periods of 12 months and purchase periods of 6 months or such shorter period as may be established by Company’s board of directors. The offering periods start on April 1 and October 1 of each year; provided, however, that the initial offering period shall commence on the effective date of the IPO and end on September 30, 2005.
     The Purchase Plan permits participants to purchase the Company’s common stock through payroll deductions of up to 15% of the participant’s compensation, up to a maximum of $25,000 per year, and up to a maximum of 1,111 shares per purchase period. Amounts deducted and accumulated for the participant’s account are used to purchase shares of the Company’s common stock on the last trading day of each purchase period at a price of at least 85% of the lesser of the fair market values of the common stock at the beginning of the offering period or at the end of the purchase period.
Note 8 — Segments
     The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. For all periods presented, the Company operated in two business segments, the United States and Europe. The products and services sold by each segment is substantially the same and the Company evaluates performance and allocates resources primarily based on revenue and gross profit. Revenue and gross profit for these segments were as follows (in thousands):

	Three months ended
	June 30,
	2005	2004
Revenue:
United States	$4,036	$2,885
Europe	3,076	2,246

Total	$7,112	$5,131

Gross Profit:
United States	$3,563	$2,421
Europe	1,430	1,034

Total	$4,993	$3,455

Note 9 — Subsequent Event
     On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company, pursuant to which the Company purchased the intellectual property (“IP”) of Vascular FX. The $4.0 million cash purchase price includes a $1.5 million payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future products sales. The Company will record the $4.0 million purchase price as research and development expense since there are currently no FDA approved products being sold and the IP has no alternative use.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in the forward-looking statements due to a number of factors, including those discussed in the section entitled “Certain Factors that May Affect Our Business and Future Results” below and elsewhere in this Quarterly Report on Form 10-Q.
Overview
     We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases associated with stroke and other disease states. Our products are used by interventional neuroradiologists and neurosurgeons primarily to treat cerebral aneurysms and other related vascular defects in the brain responsible for stroke, a significant cause of death in the United States. Our product line is an endovascular system that enables a physician to gain access to the brain in a minimally invasive manner through the vessels of the circulatory system. We believe our products provide a safe and reliable alternative to neurosurgical procedures for treating aneurysms. Our proprietary, three-dimensional, embolic coils are unique in that they automatically deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also sell accessory devices and products used in conjunction with our microcoils to treat cerebral aneurysms. We plan on growing our business by continuing to penetrate our existing markets, bringing new products and technologies to interventional neuroradiologists and neurosurgeons, and by entering new markets such as Japan where we currently do not sell our products.
     Our revenues are derived primarily from sales of our microcoils. We also sell accessory devices used in the treatment of cerebral vascular diseases, which currently do not account for a significant portion of our revenues. Geographically, our revenues are generally split between customers in the Americas and Europe. Our products are shipped from our facilities in the United States, Switzerland, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, free of charge and remain on site, provided the hospital orders minimum monthly quantities of our products. In those cases, hospitals are invoiced upon receipt of notice of product use.
     We anticipate that our cost of goods sold will generally increase in absolute dollars during those quarters in which our sales increase or we incur additional manufacturing costs in anticipation of the commercial introduction of new products. Furthermore, we expect our gross margins may decrease in those quarters in which we initiate sales of a new product or product line, or enter new geographic territories.
     In August 2004, we introduced our Cerecyte microcoil product line incorporating a bioactive filament in our MicruSphere, HeliPaq and UltiPaq microcoils. Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our accessory product offerings. We also intend to expand our direct sales force worldwide and enter the Japanese market.
     As we expect to continue to incur net losses for the foreseeable future as described below, we currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Japanese market will be primarily funded with our currently available cash and the net proceeds from our recent IPO.
     We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $8.3 million in fiscal 2003, to $24.0 million in fiscal 2005 and to $7.1 million in the first quarter of fiscal 2006.
     Since inception, we have been unprofitable. We have incurred net losses of $4.2 million in fiscal 2003, $2.0 million in fiscal 2004 and $6.7 million in fiscal 2005 and a net loss of $1.2 million in the first quarter of fiscal 2006. We expect to continue to incur net losses for the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of June 30, 2005, we had an accumulated deficit of $42.6 million.
Recent Developments
     On June 6, 2006, we signed a new lease agreement for expanded facilities which will allow us to increase our manufacturing capacity. We believe this additional capacity will allow us to meet the anticipated demand for our products and improve manufacturing efficiencies.
     On June 21, 2005, we completed an initial public offering (“IPO”) in which we sold 3,250,000 shares of common stock at $11.00 per share for net cash proceeds of approximately $33.2 million, net of underwriting discounts and commissions.
     On July 6, 2005, we sold an additional 250,000 shares of our common stock at $11.00 per share pursuant to the over-allotment option granted by us to the underwriters of our IPO. The net proceeds to us from the exercise of the over-allotment option was approximately $2.6 million. Together with the over-allotment shares sold by the Company, the total cash proceeds to the Company were approximately $35.8 million, net of underwriting discounts and commissions.
     On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company, pursuant to which the Company purchased the intellectual property of Vascular FX. The $4.0 million cash purchase price includes a $1.5 million payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future products sales.

Results of Operations
     The following table sets forth the results of our operations, expressed as percentages of revenues, for the three months ended June 30, 2005 and June 30, 2004:

	Three Months Ended
	June 30,
	2005	2004
	%	%
Consolidated Statement of Operations Data:
Revenues	100%	100%
Cost of goods sold	30%	33%

Gross profit	70%	67%

Operating expenses:
Research and development	12%	13%
Sales and marketing	39%	37%
General and administrative	32%	25%

Total operating expenses	82%	75%

Loss from operations	(12)%	(8)%
Interest and investment income	2%	1%
Interest expense	0%	0%
Other income, net	(7)%	(2)%

Net loss	(17)%	(9)%
Beneficial conversion feature of preferred stock	(5)%	—

Accretion of redeemable convertible preferred stock to redemption value	(4)%	(3)%

Net loss attributable to common stockholders	(26)%	(12)%

Three Months Ended June 30, 2005 and 2004
Revenues
     Our revenues are derived primarily from sales of our microcoils and to a lesser extent sales of accessory devices used in the treatment of cerebral vascular diseases. Our revenues were $7.1 million in the first quarter of fiscal 2006, an increase of $2.0 million or 39% from $5.1 million in the first quarter of fiscal 2005. This increase was primarily due to an increase in the number of microcoils shipped during this period.
Gross Profit
     Cost of goods sold consists of materials, direct labor, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Cost of goods sold were $2.1 million in the first quarter of fiscal 2006, an increase of $443,000 or 26% from $1.7 million in the first quarter of fiscal 2005. The increase in cost of goods sold during the first quarter of fiscal 2006 as compared to the corresponding quarter in the prior year was primarily from increased personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production.
     Gross profit was $5.0 million in the first quarter of fiscal 2006, an increase of $1.5 million or 45% from $3.5 million in the first quarter of fiscal 2005. Gross margin was 70% in the first quarter of fiscal 2006 and 67% in the first quarter of fiscal 2005. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies. We expect our gross margins to fluctuate in future periods based on the mix of our product sales.

Operating Expenses
     Research and Development. Research and development expenses consist primarily of costs associated with the design, development, and testing of new and existing products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses were $0.8 million in the first quarter of fiscal 2006, an increase of $176,000 or 27% from $0.6 million in the first quarter of fiscal 2005. The increase was primarily due to expenses in connection with evaluating in-process technology amounting to $277,000. This increase was partially offset by a decrease of $83,000 in animal studies and testing expenses related to the development of our stent, microcatheter and microcoil products and recruiting expenses. As a percentage of revenues, research and development expenses were 12% in the first quarter of fiscal 2006 and 13% in the first quarter of fiscal 2005. We expect our research and development expenses to increase in absolute dollars in future periods as we as hire additional development personnel, continue work on product improvements, expand our existing product line and explore new product opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, education and training of physicians. Sales and marketing expenses were $2.8 million in the first quarter of fiscal 2006, an increase of $0.9 million or 45% from $1.9 million in the first quarter of fiscal 2005. This increase was primarily due to an increase of $406,000 associated with additional sales and marketing personnel in the United States and Europe, higher travel expenses of $192,000, higher sales incentive and commission costs of $103,000 on increased sales in the United States and Europe, as well as increased tradeshows participation and sponsorship of domestic and international meetings of $60,000 to promote awareness of our product line. As a percentage of revenues, sales and marketing expenses increased to 39% in the first quarter of fiscal 2006 from 37% in the first quarter of fiscal 2005 due to an increase in headcount both domestically and internationally in the direct sales force and clinical support group. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force, increase spending on additional sales and marketing programs and expand into additional geographic territories.
     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and legal services, and fees for other professional services. Professional services are principally comprised of outside legal, audit and information technology consulting. General and administrative expenses were $2.3 million in the first quarter of fiscal 2006, an increase of $1.0 million or 75% from $1.3 million in the first quarter of fiscal 2005. The increase was primarily due to an increase of $422,000 in legal fees related to FCPA compliance, an increase of $263,000 related to an increase in finance and administrative personnel costs, an increase of $195,000 related to management bonuses in connection with our IPO and an increase of $130,000 related to international tax restructuring and planning. As a percentage of revenues, general and administrative expenses were 32% in the first quarter of fiscal 2006 and 25% in the first quarter of fiscal 2005. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.
Stock-based Compensation Charges
     Deferred compensation for stock options granted to employees has been determined as the difference between the exercise price and the fair value of our common stock on the date of grant. In connection with the grant of stock options to employees during the fiscal year ended March 31, 2004, we recorded deferred stock-based compensation of $1.1 million. We recorded these amounts as a component of stockholders’ equity and are amortizing the amount, on a straight-line basis, as a non-cash charge to cost of goods sold and operating expenses over the vesting period of the options.

     Options granted subsequent to March 31, 2004 were determined to be equal to the fair market value of our common stock on the date of grant.
     The resulting amortization expense of the deferred stock-based compensation for the grant of stock options to employees was $58,000 and $70,000 in the first quarters of fiscal years 2006 and 2005, respectively. We anticipate we will record amortization of deferred compensation related to these employee stock option grants as follows:

Fiscal Year 2006 (remaining 9 months)	$172,000
Fiscal Year 2007	$229,000
Fiscal Year 2008	$168,000
     The compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services. In addition to the amounts outlined above, beginning in the first quarter of our fiscal year 2007, we will record compensation expense for the fair value of stock options granted subsequent to our initial filing of our registration statement on Form S-1 in accordance with the provisions of SFAS No. 123R.
     In addition, stock options issued to non-employees, generally for consulting services related to patient studies or marketing analysis, are recorded at their fair value on the date of vesting in accordance with SFAS No. 123 and EITF No. 96-18 and recognized over the respective service or vesting period. In connection with stock options issued to non-employees, we recorded $6,000 and $184,000 of stock-based compensation expense in the first quarters of fiscal years 2006 and 2005, respectively.
Other Expense, net
     Other expense, net consists primarily of investment income, interest expense, and foreign currency gains and losses. Total other expense, net was $372,000 in the first quarter of fiscal 2006, an increase of $318,000 from $54,000 in the first quarter of fiscal 2005. This increase was primarily due to higher foreign exchange losses of $304,000 in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, and a loss of $158,000 recorded upon the completion of the IPO for the change in fair value of the 2005 common stock warrants accounted for as a liability, partially offset by a $75,000 increase in interest income as a result of higher average cash and investment balances in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.
Accretion of Redeemable Convertible Preferred Stock to Redemption Value
     Our convertible preferred stock that was outstanding prior to the closing of the IPO was redeemable at the request of the holder on or after the sixth anniversary of the original issuance date based upon certain circumstances. This right expired upon the automatic conversion of all of our preferred stock into common stock upon the closing of the IPO. Prior to the closing of the IPO, we were accreting the carrying value of the preferred stock to the mandatory redemption amount on the sixth anniversary using the effective interest method through periodic charges to additional paid-in capital. We recorded a non-cash charge of $276,000 and $137,000 for the accretion on our redeemable convertible preferred stock in the first quarters of fiscal years 2006 and 2005, respectively.
Beneficial Conversion Feature
     The difference between the proceeds allocated to the Series E preferred stock and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the Series E preferred stock which has been recorded as a reduction to the Series E preferred stock and an increase to additional paid-in-capital. The total beneficial conversion feature was $383,000 which, prior to the completion of the IPO, was being amortized as a reduction of net income available to common stockholders over the period of redemption of the Series E preferred stock. Upon completion of the IPO, we recorded a non-cash charge of $383,000 for the beneficial conversion feature on our Series E preferred stock .
Liquidity and Capital Resources
     Since our inception, we have funded our operations primarily through issuances of convertible preferred stock and related warrants, which provided us with aggregate gross proceeds of $61.7 million. On June 21, 2005, the Company completed an IPO in which it sold 3,250,000 shares of common stock at $11.00 per share for net cash proceeds to the Company of approximately $33,248,000, net of underwriting discounts and commissions. On July 6, 2005, the underwriters purchased an additional 250,000 shares of common stock at $11.00 per share pursuant to their option over-allotment option. Together with the over-allotment shares sold by the Company, the total cash proceeds to the Company were approximately $35,805,000, net of underwriting discounts and commissions.
     As of June 30, 2005, we had cash, cash equivalents and marketable securities of $48.8 million, compared to $18.0 million at March 31, 2005. We believe our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months without borrowing under our line of credit described below.
     Net cash used in operating activities was $2.9 million during first quarter of fiscal 2006 as compared to $0.9 million during the first quarter of fiscal 2005. Cash used in operating activities has historically resulted from operating losses and net increases in accounts receivable and accounts payables resulting from the growth of our business.
     Net cash used in investing activities was $72,000 during the first quarter of fiscal 2006, as compared to $288,000 during the first quarter of fiscal 2005. Cash used in investing activities was primarily related to the purchase of capital equipment.
     Net cash provided by financing activities was $33.6 million during the first quarter of fiscal 2006, primarily consisting of net proceeds of $33.2 million (after deducting underwriters’ commission) from the sale of common stock in our IPO, partially offset by the expenditure of $0.7 million incurred in preparation for the IPO, proceeds of $1.0 million from the exercise of preferred and common stock warrants, and proceeds of $80,000 from the exercise of stock options. During the first quarter of fiscal 2005, net cash provided by financing activities was $71,000 primarily consisting of proceeds of $78,000 from the exercise of stock options.
     In October 2004, we entered into a revolving line of credit agreement with maximum principal draw-downs of $1.5 million. Interest accrues at prime or the 1, 2 or 3 month LIBOR rate, plus 2.75% and is payable monthly with principal due at the maturity date of September 30, 2005. The line of credit is collateralized by substantially all of our assets, excluding intellectual property and the amount that we can borrow under the line of credit is limited to a maximum of 80% of eligible accounts receivable, as defined in the agreement. As of June 30, 2005, we were in compliance with all of the financial covenants contained in the credit agreement. As of June 30, 2005, there were no borrowings outstanding under our line of credit.
     We believe that existing cash and marketable securities, and funds expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could require us to seek additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We have obligations under non-cancelable operating leases with various expiration dates through 2008. As of June 30, 2005, the future minimum lease payments under these leases were as follows:

	Payments Due by Period
		Less than	1 - 3		Beyond
	Total	1 year	years	4 years	4 years
Contractual obligations:
Non-cancelable operating lease obligations	$4,614	$821	$2,177	$497	$1,119
Certain Factors that May Affect Our Business and Future Results
     Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that the Company or management “may,” “will,” “expects,” “anticipates,” “estimates,” “continues,” “plans,” “believes,” or “projects,” or statements concerning “potential” or “opportunity,” and any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:
Our future success is dependent on the continued growth in embolic coiling procedures and our ability to convince a concentrated customer base of interventionalists to use our products as an alternative to other available products.
     Our future success and revenue growth are significantly dependent upon an increase in the use of embolic coiling as a procedure to treat cerebral aneurysms. Industry sources estimate that approximately 30% of patients diagnosed with cerebral aneurysms are currently being treated through embolic coiling procedures in the United States. If the number of embolic coiling procedures does not increase or if a new procedure that does not employ our products becomes a more acceptable alternative among interventionalists, our business would be seriously harmed.
     The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 interventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a preponderance of the total number of embolic coiling procedures per year. In the three months ended June 30, 2005, a substantial portion of our product sales were to approximately 60 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained interventionalists that currently use products offered by our competitors. We believe that interventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe interventionalists base their decision to use an alternative procedure or product on the following criteria, among others:
•	extent of clinical evidence supporting patient benefits;

•	their level of experience with the alternative product;

•	perceived liability risks generally associated with the use of new products and procedures;

•	availability of reimbursement within healthcare payment systems; and

•	costs associated with the purchase of new products and equipment.
     In addition, we believe that recommendations and support of our products by influential interventionalists are essential for market acceptance and adoption. If we do not receive continued support from such interventionalists, interventionalists and hospitals may not use our products. In such circumstances, we may not achieve expected revenue levels and our business will suffer.
We have a limited operating history, have incurred significant operating losses since inception and expect to continue to incur losses, and we cannot assure you that we will achieve profitability.
     We were incorporated in the state of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $4.2 million in fiscal 2003, $2.0 million in fiscal 2004, $6.7 million in fiscal 2005 and $1.2 million for the three months ended June 30, 2005. At June 30, 2005, we had an accumulated deficit of $42.6 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
•	grow our internal and third-party sales and marketing forces to expand the sales of our products in the United States and internationally;

•	increase our research and development efforts to improve upon our existing products and develop new product candidates;

•	perform clinical research and trials on our existing products and product candidates;

•	expand our regulatory resources in order to obtain governmental approvals for our existing product enhancements and new products; and

•	expand manufacturing.
     As a result of these activities, we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

We are currently involved in a patent litigation action involving Boston Scientific Corporation and, if we do not prevail in this action, we could be liable for past damages and be prevented from making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. our microcoils, our primary product line.
     In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our coil devices infringe two patents held by Boston Scientific and that this infringement is willful. Sales of our microcoil devices currently represent approximately 95% of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us. In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s occlusive products, and their use, infringe three of our patents. Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of the other’s detachable coil devices in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
     Boston Scientific is also a party in two other litigations against Cordis Corporation and Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against us are also at issue. Those patents are currently being re-examined by the United States Patent and Trademark Office (USPTO), and Cordis has been granted a stay in the suit by Boston Scientific against Cordis with respect to such patents pending the outcome of such reexamination by the USPTO. Under the federal patent statutes and regulations, a wide spectrum of outcomes is possible as a result of reexamination proceedings, including cancellation of any claim of the patents finally determined to be un-patentable, confirmation of any claim of the patents finally determined to be patentable, or incorporation into the patents of any proposed amendment or new claim determined to be patentable that does not enlarge the scope of the patents. Boston Scientific’s suit against Micro Therapeutics is not stayed, discovery is ongoing and the parties are awaiting a claim construction order and a ruling on two pending summary judgment motions regarding Micro Therapeutics’ inequitable conduct defense. An outcome of this suit adverse to Micro Therapeutics, and related to the same patents Boston Scientific asserts against Micrus, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.
     In February 2005, the court granted a stay of the Boston Scientific lawsuit against us until the earlier of twelve months or the outcome of the reexamination discussed above. If the Boston Scientific lawsuit against us resumes after the stay and if claims of the Boston Scientific patents that are in reexamination are determined to be patentable, including any added, amended or modified claims, we would have to litigate or attempt to settle the patent infringement claims asserted by Boston Scientific. No discovery has been conducted in the litigation and none will be conducted during the stay. Boston Scientific has not yet identified the asserted claims in its patents at issue or the accused products. We are unable at this time to determine the likely outcome of any such litigation. Patent lawsuits involve complex legal and factual issues which can take a number of years and a great deal of expense and management attention to resolve. We may also be subject to potentially negative publicity due to the litigation. In the event it is determined that we infringe patent claims asserted by Boston Scientific and that those claims are not invalid and not unenforceable we may, among other things, be required to do one or more of the following:
•	pay damages, including up to treble damages and Boston Scientific’s attorney’s fees and costs, which may be substantial;

•	cease, by an injunction, the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of our microcoil devices found to infringe the patent claims asserted by Boston Scientific, which microcoil devices currently represent approximately 95% of our revenues;

•	expend significant resources to redesign our technology so that it does not infringe the patent claims asserted by Boston Scientific, which may not be possible;

•	discontinue manufacturing or other processes that incorporate technology that infringes the patent claims asserted by Boston Scientific;

•	become subject to a compulsory license order under which we would be required to pay Boston Scientific a royalty on future sales of our products; and/or

•	obtain a license from Boston Scientific to use the relevant patents, which may not be available to us on acceptable terms, or at all.
     If our microcoil devices were found to infringe, any development or acquisition of products or technologies that do not infringe the patent claims asserted by Boston Scientific could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we were required to but could not obtain a license under the patent claims asserted by Boston Scientific, we would likely be prevented from commercializing or further commercializing the relevant products. We believe that it is unlikely that we would be able to obtain a license under the patent claims being asserted by Boston Scientific. If we need to redesign our products to avoid the patent claims being asserted by Boston Scientific, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to the redesigned product and, ultimately, in obtaining approval.
     As a result of Boston Scientific’s answer to our counterclaim that Boston Scientific infringes three of our patents, the validity of those patents is now at issue in the lawsuit. The court could find that those patents are invalid, which would prevent us from asserting those patents against third parties.
     An unfavorable outcome for us in this patent litigation would significantly harm our business and may cause us to materially change our business model.
Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.
     We believe that our current cash and cash equivalents, together with our marketable securities, the cash to be generated from expected product sales and the net proceeds from our recent IPO will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:
•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing new products or technologies;

•	the cost of obtaining and maintaining FDA approval or clearance of our products and products in development;

•	costs associated with our litigation with Boston Scientific;

•	the number and timing of acquisitions and other strategic transactions;

•	the expenses we incur related to compliance with the FCPA and laws and regulations in non-U.S. jurisdictions;

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations affecting public companies recently promulgated by the Securities and Exchange Commission and the Nasdaq National Market;

•	the costs associated with our facilities expansion, if any; and

•	the costs associated with increased capital expenditures.
     As a result of these factors, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. In these events, our ability to achieve our development and commercialization goals would be adversely affected.
Our quarterly operating and financial results and our gross margins are likely to fluctuate significantly in future periods.
     Our quarterly operating and financial results are difficult to predict and may fluctuate significantly from period to period. The level of our revenues, gross margins and results of operations at any given time will be based primarily on the following factors:
•	interventionalist and patient acceptance of our products;

•	changes in the number of embolic coiling procedures performed to treat cerebral aneurysms;

•	the development of new procedures to treat cerebral aneurysms;

•	results of clinical research and trials on our existing products and products in development;

•	demand for, and pricing of, our products;

•	the mix of our products sold;

•	timing of new product offerings, acquisitions, licenses or other significant events involving us or our competitors;

•	increases in the costs of manufacturing and selling our products;

•	our ability to maintain and expand our sales force and operational personnel;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components;

•	amount and timing of capital expenditures and other costs relating to any potential expansion of our operations;

•	the amount and timing of our operating expenses;

•	fluctuations in foreign currency exchange rates;

•	inventory adjustments we may have to make in any quarter;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	levels of third-party reimbursement for our products;

•	interruption in the manufacturing or distribution of our products; and

•	changes in our ability to obtain and maintain FDA approval or clearance for our products.
     Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance, without which we cannot begin to commercialize them. Forecasting the timing of sales of our products is difficult due to the delay inherent in seeking FDA clearance or approval, or the failure to obtain such clearance or approval. In addition, we will be increasing our operating expenses as we build our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
We may not be able to develop new products or product enhancements that will be accepted by the market.
     Our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products. We cannot assure you that we will be able to successfully develop or market new products or that any of our future products will be accepted by the interventionalists who use our products or the payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:
•	properly identify and anticipate interventionalist and patient needs;

•	develop new products or enhancements in a timely manner;

•	obtain the necessary regulatory approvals for new products or product enhancements;

•	provide adequate training to potential users of our products;

•	receive adequate reimbursement for our procedures; and

•	develop an effective marketing and distribution network.
     If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for these products or enhancements, we may not achieve expected revenue levels and our business will suffer.

Our international operations and our relationships with physicians and other consultants require us to comply with a number of U.S. and international regulations.
     We need to comply with a number of international regulations related to sales of medical devices in countries outside of the United States and contractual relationships with physicians in such countries. In addition, we must comply with the Foreign Corrupt Practices Act (FCPA) which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage.
     In August 2004 while reviewing our sales and payment procedures, we identified certain payments we made to physicians outside the United States that may have violated the FCPA and the laws of certain foreign countries. Our audit committee immediately directed our legal counsel to conduct an internal investigation into these payments. In September 2004, we voluntarily disclosed to the United States Department of Justice (DOJ) the factual information obtained in our internal investigation of potential violations of the FCPA. In addition, the employment of our then Chief Executive Officer and our then Vice President of Sales and Marketing was terminated in November 2004.
     After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005 pursuant to which it will not prosecute us for the conduct disclosed to the DOJ, and we agreed to: (i) accept responsibility for the actions of our employees and officers, (ii) pay a monetary penalty of $450,000, (iii) continue to cooperate with the DOJ in its investigation, including the waiver of legal privileges, (iv) establish policies and procedures to assure compliance with the FCPA and other relevant bribery laws, (v) retain and pay for an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and monitoring our implementation of and adherence to FCPA compliance policies and procedures, and (vi) cooperate fully with the DOJ, the independent monitor and the SEC. We must remain in complete compliance with these conditions for a period of two years, or face the filing of a criminal complaint against us. Moreover, the terms of the agreement will bind our successors, or any merger partners, as long as the DOJ Agreement is in effect.
     The payments we made to physicians in France, Germany, Spain and Turkey also may have likely violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where our subsidiary is located. We are not able to determine at this time what penalties or other actions, if any, authorities in France, Germany, Spain, Turkey or Switzerland may impose on us as a result of such violations.
     Though we have adopted a number of compliance procedures, including adoption of a Foreign Corrupt Practices Act Policy and related procedures and appointed a Compliance Officer, we cannot assure you that we will be able to comply with the various regulations in foreign jurisdictions, which often vary from country to country. Implementing and monitoring such compliance procedures in a number of foreign jurisdictions can be very expensive and time-consuming. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to sell products in certain foreign jurisdictions.
We are in a highly competitive market segment, face competition from large, well-established medical device manufacturers with significant resources, and may not be able to increase penetration in our markets or otherwise compete effectively.
     The market for medical devices for treatment of cerebral vascular diseases is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete primarily with the Target Therapeutics division of Boston Scientific Corporation, the market leader, as well as the Cordis division of Johnson & Johnson, ev3, Micro Therapeutics and MicroVention. At any time, other companies may develop alternative treatments, products or procedures for the treatment of cerebral aneurysms that compete directly or indirectly with our products. If alternative treatments prove to be superior to our microcoil or other products, continued use or adoption of our products could be negatively affected and our future revenues could suffer.
     In addition, most of our current and potential competitors are either publicly traded or divisions or subsidiaries of publicly traded companies, and enjoy several competitive advantages over us, including:
•	greater financial and personnel resources;

•	significantly greater name recognition;

•	established relationships with interventionalists;

•	established distribution networks;

•	greater experience in obtaining and maintaining United States Food and Drug Administration, or FDA, and other regulatory approvals for products and product enhancements, and greater experience in developing compliance programs for compliance with numerous federal, state, local and similar laws in non-U.S. jurisdictions;

•	greater resources for product research and development;

•	greater experience in, and resources for, launching, marketing, distributing and selling products; and

•	broader product lines.
     None of our customers has long-term purchase agreements with us and may at any time switch to the use of our competitors’ products.
     For these reasons, we may not be able to compete successfully against our current or potential future competitors and sales of our products and our revenues may decline.
Our sales in international markets subject us to foreign currency exchange and other risks and costs that could harm our business.
     A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2003, 2004 and 2005, revenues from customers outside the United States represented approximately 53%, 50% and 48%, respectively, of our revenues. For the three months ended June 30, 2005, revenues from customers outside the United States represented approximately 53% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. In the three months ended June 30, 2005, approximately 48% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc, the revenues we recognize from sales by our European subsidiary will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.
     We are subject to various additional risks as a consequence of doing business internationally, and, in particular in Argentina, Brazil, Chile, Columbia, Costa Rica, Mexico, Peru, Venezuela, Greece and Turkey, each of which could harm our business, including the following:
•	local economic and political instability or other potentially adverse conditions;

•	lack of experience in certain geographical markets;

•	unexpected delays or changes in regulatory requirements;

•	increased difficulty in collecting accounts receivables in certain foreign countries;

•	delays and expenses associated with tariffs and other trade barriers;

•	difficulties and costs associated with attracting and maintaining third party distributors;

•	compliance with foreign laws and regulations; and

•	adverse tax consequences or overlapping tax structures.
If we fail to increase our direct sales force in a timely manner, our business could suffer.
     We have a limited domestic and international direct sales force. We also have a distribution network for sales in the major markets in Europe, Latin America, Asia and the Middle East. We expect to utilize a distribution network in connection with our intended launch of sales in Japan. As we launch new products and increase our marketing efforts with respect to existing products, we will need to significantly expand the number of our direct sales personnel on a worldwide basis. The establishment and development of a more extensive sales force will be expensive and time consuming. There is significant competition for sales personnel experienced in interventional medical device sales. If we are unable to attract, motivate and retain qualified sales personnel and thereby increase our sales force, we may not be able to increase our revenues.
We have experienced significant changes to our management team over the last year.
     A significant portion of our senior management team has joined us since the beginning of 2004. In November 2004, the employment of Michel R. Mounier, our former President and Chief Executive Officer, and Herbert H. Mertens, our former Vice President, Global Sales and Marketing, was terminated. They had both served in such positions since 2001. Robert A. Stern, our Executive Vice President, Chief Financial Officer and Secretary joined us in January 2004. Eckhard H. Reitz, Executive Vice President of Micrus SA, and David A. Watson, our Vice President of Research and Development, each joined us in October 2004. William G. Rigas, our Vice President of Sales, Asia and Latin America, joined us in November 2004. John T. Kilcoyne, our President and Chief Executive Officer, joined us in December 2004. Robert C. Colloton, our Vice President, US Sales and Global Marketing, joined us in March 2005.
     Some members of our senior management team have not previously worked together and are still in the process of integrating as a management team. Our recent expansion has resulted in substantial growth in the number of our employees, the scope of our operating and financial systems and the geographic area of our operations, resulting in increased responsibility for both existing and new management personnel. Our ability to manage and support any future growth of our business will be substantially dependent upon having in place a strong and effective management team. There can be no assurance that we will be able to manage our recent or any future expansion successfully, and any inability to do so would have a material adverse effect on our results of operations.
If we fail to properly manage our anticipated growth, our business could suffer.
     We have experienced, and may continue to experience, periods of rapid growth and expansion, which have placed, and will likely continue to place, a significant strain on our limited personnel and other resources. In particular, the expansion of our fabrication facility and the planned increase in our direct sales force will require significant management, technical and administrative resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our development and commercialization goals.
     To achieve our revenue goals, we must successfully increase production in our fabrication facility as required by customer demand. We may in the future experience difficulties in increasing production, including problems with production yields and quality control and assurance. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues.
     Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth we will need to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.
We can provide no assurance regarding our, or our independent registered public accounting firm’s, conclusions at March 31, 2007 with respect to the effectiveness of our internal controls over financial reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal controls report from management in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in subsequent Annual Reports. The internal control report must include a statement
•	About management’s responsibility for establishing and maintaining adequate internal controls over financial reporting;

•	Identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting;

•	Concerning management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007, including a statement as to whether or not internal control over financial reporting is effective; and

•	That our independent registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.
     We will be required to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We have not completed our assessment as required by Section 404. In addition, through 2007 we anticipate significant growth in our business, including international expansion. As a result, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions at March 31, 2007 with respect to the effectiveness of our internal controls over financial reporting. If our internal controls are not designed or operating effectively, we would be required to disclose that our internal control over financial reporting was not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to.
If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them in a cost effective and non-disruptive manner.
     Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. Accordingly, we may in the future pursue the acquisition of complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from the costs of acquisitions could harm our business and operating results.
We are dependent on single source suppliers for components and materials used in our devices, and the loss of any of these suppliers, or their inability to supply us with an adequate supply of materials, could harm our business.
     We rely on third-party suppliers for components and materials used in our products and rely on single sources for many of the microcoil and delivery system components, including tubing, connectors and sterilization services. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality, and delivery schedules. Any delays in delivery of such components or provision of such services or shortages of such components could cause delays in the shipment of our products, which could significantly harm our business. We generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single-source suppliers. Because of our reliance on these vendors, we may also be subject to increases in component costs. These increases could significantly harm our business. For us to be successful, our third-party suppliers must also be able to provide us with the materials and components of our products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth may strain the ability of suppliers to deliver an increasingly large supply of materials and components. If we are unable to obtain sufficient quantities of high quality components and materials to meet customer demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer. If any one or more of our third-party suppliers cease to provide us with sufficient quantities of our materials or components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenues.
     We rely on independent contract manufacturers for the manufacture and assembly of certain of our products and components. Reliance on independent contract manufacturers involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, compliance with regulatory requirements, delivery schedules, manufacturing yields and costs. Such manufacturers have possession of and at times title to molds for certain manufactured components of our products. Shortages of raw materials, production capacity constraints or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of our products or increases in the prices of components, either of which could have a material adverse effect on our business, operating results and financial condition. We have no supply agreements with our current contract manufacturers and utilize purchase orders which are subject to supplier acceptance. The unanticipated loss of any of our contract manufacturers could cause delays in our ability to deliver product while we identify and qualify a replacement manufacturer. If our current or future independent contract manufacturers are unable to meet our requirements for manufactured components, our business could suffer.
Our operations are currently conducted at a single location that may be at risk from earthquakes or other natural disasters.
     We currently conduct all of our manufacturing, development and management activities at a single location in Silicon Valley, California, near known earthquake fault zones. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as an earthquake, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations. The insurance we maintain against earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.
If we are unable to effectively manage our inventory held on consignment by our intended customers, we will not achieve our expected results.
     A significant portion of our inventory is held on consignment by hospitals that purchase the inventory as they use it. In these consignment locations, we do not have physical possession of the consigned inventory. We therefore have to rely on information from our customers as well as periodic inspections by our sales personnel and third party inventory auditors to determine when our products have been used. We have in the past experienced problems managing appropriate consigned inventory levels and as a result we recorded an impairment of inventory for anticipated obsolescence in fiscal 2004 and an impairment of excess inventory in both fiscal 2004 and 2005. If we are not able to effectively manage appropriate consigned inventory levels, we may suffer inventory losses that will reduce our gross profit levels. There can be no assurance that any efforts to strengthen our monitoring and management of consigned inventory will be adequate to meaningfully reduce the risk of inventory loss.

We are dependent on our senior management team, key clinical advisors and scientific personnel, and the loss of any of them could harm our business.
     Our continued success depends in part upon the continued availability and contributions of our senior management team and the continued participation of our key clinical advisors. We have entered into letter agreements with certain members of our senior management team, but none of these agreements guarantees the services of the individual for a specified period of time. We also rely on the skills and talents of our scientific personnel because of the complexity of our products. The loss of members of our senior management, key clinical advisors or scientific personnel, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our results of operations and financial condition.
The medical device industry is characterized by patent litigation, which could be costly, result in the diversion of management’s time and efforts and require us to pay damages.
     The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Accordingly, we may in the future be subject to further litigation and administrative proceedings over such rights with other companies in our industry. As we have discussed above with respect to our current litigation with Boston Scientific, whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In the future, other competitors could assert that our system, its components, or the methods we employ in the use or manufacture of our system are covered by U.S. or foreign patents held by them. In addition, they may claim that their patents have priority over ours because their patents were filed first. Because patent applications can take many years to issue, there may be applications by others now pending of which we are unaware, that may later result in issued patents that our system may infringe. There could also be existing patents that one or more components of our system may inadvertently be infringing, of which we are unaware. As the number of participants in the market for cerebral vascular treatments grows, the possibility of patent infringement claims against us increases.
     As we have discussed above with respect to our litigation with Boston Scientific, any claims against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If the relevant patents are upheld as valid and enforceable and we are found to infringe, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our system to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to commercialize one or more of our products.
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
     Our success depends significantly on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. For example, our pending U.S. and foreign patent applications may not issue as patents in a form that will be advantageous to us or may issue and be subsequently successfully challenged by others and invalidated, such as is being attempted by Boston Scientific. In addition, our pending patent applications include claims to material aspects of our products and procedures that are not currently protected by issued patents. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may be able to design around our patents or develop products that provide outcomes which are comparable to or may exceed ours. Our confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.
     In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be prolonged, costly and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.
If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, our ability to commercially distribute and market our products could suffer.
     Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearances or approvals, product recalls, termination of distribution or product seizures or the need to invest substantial resources to comply with various existing or new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance, or the approval of a PMA before the modified product can be marketed. Changes in labeling and manufacturing site for a PMA approved device may require the submission and approval of a PMA supplement. To date all of our products have been cleared by the FDA using the 510(k) process. Any products we develop that require regulatory clearance or approval may be delayed, if approved at all. In addition, we believe that some of our new products will require an approved PMA before we can commercially distribute the device and we cannot assure you that any new products or any product enhancements we develop will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements. Additionally, certain of our products under development may involve both device and drug or biologic regulation and we will need to comply with drug and biologic regulations in addition to medical device requirements. Accordingly, we anticipate that the regulatory review and approval process for some of our future products or product enhancements may take significantly longer than anticipated or that we have experienced in the past. We will also be required to pay a medical device user fee and may also be required to pay a drug or biologic user fee. There is no assurance that the FDA will not require that a certain new product or product enhancement go through the lengthy and expensive PMA approval process. We have no experience in obtaining PMA approval. We also have no experience in obtaining drug or biologic approval, and will need to rely on third party assistance in navigating the regulatory approval pathway for future combination products.
     Further, pursuant to FDA regulations, we can only market our products for cleared or approved uses. Certain of our products may be used by physicians for indications other than those cleared or approved by the FDA, but we cannot promote the products for such off-label uses.

     Foreign governmental authorities that regulate the manufacture and sale of medical devices have become increasingly stringent and, to the extent we market and sell our products in foreign countries, we may be subject to more rigorous regulation in the future. In such circumstances, we would rely significantly on our foreign independent sales distributors to comply with the varying regulations, and any failures on their part could result in restrictions on the sale of our products in foreign countries. For instance, manufacturers of medical devices outside of Japan must utilize a contractually bound In-Country Caretaker (ICC) to submit an application for device approval to the Japanese Ministry of Health, Labor and Welfare (MHLW). As part of its approval process, the MHLW may require that the product be tested in Japanese laboratories and the approval process can be quite lengthy. We have entered into a contractual arrangement with an ICC in Japan which has submitted an application with the MHLW for approval of our microcoil delivery system but do not currently have authorization to import and sell our products in Japan. We rely on our ICC to file applications for approval of our products accurately and on a timely basis and to comply with the regulatory requirements applicable to our products once they are approved. We have in the past experienced problems with our former ICC not obtaining regulatory approvals in a timely and cost effective manner and may encounter those types of issues in the future as well. In addition, failure by our ICC to comply with applicable regulatory requirements can result in enforcement action by the MHLW, which may include fines, injunctions, and civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of sales in Japan, or criminal prosecution. These actions could prevent or restrict us from selling our products in Japan. We expect that there will be some significant changes in the regulation of medical devices in Japan in 2005 but are unable at this time to determine the impact of such changes on our approved products, products for which we have already applied for approval in Japan or future products.
Modifications to our marketed products may require new 510(k) clearances or pre-market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
     Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, requires a new 510(k) clearance or, possibly, PMA approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review a manufacturer’s decision. The FDA may not agree with any of our past or future decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification to a previously cleared product, we may be required to cease marketing and/or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe, including but not limited to new safety data from use of the product, or manufacturing defects. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.
If we or our suppliers fail to comply with the FDA’s quality system regulations, the manufacture of our products could be delayed.
     We and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces these quality system regulations through unannounced inspections. If we or one of our suppliers fail a quality system regulations inspection or if any corrective action plan is not sufficient, the manufacture of our products could be delayed until satisfactory corrections are made, or in the event we are unable to correct the problems we may not be able to continue manufacturing and distributing the particular device or devices. Such a delay potentially could disrupt our business, harm our reputation and adversely affect our sales and revenues.

If interventionalists are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.
     Successful sales of our products will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers that purchase medical devices for treatment of their patients, generally rely on third-party payors to cover the use of the product for the particular procedure and reimburse all or part of the costs and fees associated with the procedures performed with these devices. Currently, the costs of our products distributed domestically are being reimbursed by third party payors. There is no guarantee that coverage and adequate reimbursement will be available in the future for our existing and/or new products. Both public and private insurance reimbursement plans are central to new product acceptance. Interventionalists are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products and related procedures.
     In international markets, market acceptance may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. Currently, the costs of our products distributed internationally, other than in some Latin American countries, are being reimbursed by public and private healthcare insurers. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.
     In addition in certain countries, such as France, Germany and Japan, we are required to obtain regulatory clearance for our products to be eligible for reimbursements by third party payors, even though reimbursement for embolic coiling procedures is already in place.
     Future reimbursement may be subject to increased restrictions both in the United States and in international markets. Third-party reimbursement and coverage may not be available or adequate in either the United States or international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.
Recent changes in accounting rules and regulations, such as expensing of stock options, will result in unfavorable accounting charges and could require us to change our compensation policies.
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which replaced SFAS No. 123 and superseded APB 25. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. We will need to comply with SFAS No. 123R as of the first quarter of fiscal 2007. We have not yet determined which fair-value method and transitional provision we will follow. The impact on our financial statements of applying Black-Scholes option valuation method of accounting for stock options is disclosed in the accompanying financial statements and related notes. Our operating expenses will increase as a result of expensing share-based payments.

We may become subject to product liability claims which could require us to pay damages that exceed our insurance coverage.
     Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for interventional neurovascular procedures. These procedures involve significant risk of serious complications, including intracranial bleeding, brain injury, paralysis and even death. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could have to pay an amount in excess of policy limits, which would have to be paid out of cash reserves. If longer-term patient results and experience indicate that our products or any component cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a merit less or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business.
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
     Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could severely harm our business.
There has been no prior public market for our common stock and an active trading market may not develop, potentially impairing the value of your shares and your ability to sell.
     Prior to our recent IPO, there has been no public market for our common stock. An active trading market may not develop soon or, if developed, may not be sustained. The lack of an active market may impair the value of your shares and your ability to sell your shares at the time you wish to sell them. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other companies, products or technologies by using our shares as consideration.
We expect that the price of our common stock will fluctuate substantially and you may not be able to sell your shares at or above your purchase price.
     The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:
•	volume and timing of orders for our products;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to intellectual property rights;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
Because of their significant stock ownership, our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.
     Based on shares outstanding at August 1, 2005, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 33.64% of our outstanding common stock. As a result, these persons, acting together, will have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.
     In addition, pursuant to the terms of a certain settlement agreement with Mr. Mertens (our former Vice President, Global Sales and Marketing), he agreed to vote 75,569 shares of our common stock issuable upon the exercise of options held by him to approve any matter approved by our board of directors and the holders of a majority of the then outstanding shares of our preferred stock. Further, three of our current directors were designated by our principal stockholders which may increase such stockholders’ influence relating to matters submitted to the Board of Directors. The right of our principal stockholders to nominate any directors terminated upon the consummation of our recent IPO.
Our management team may invest or spend the proceeds from the recent IPO in ways with which you may not agree or in ways that may not yield a return, and the use of the proceeds of the IPO will be subject to covenants contained in our debt financing agreements.
     Our management will have considerable discretion in the application of the net proceeds from our recent IPO. We expect to use a majority of the net proceeds from the IPO to expand our sales and marketing activities and to fund research and development relating to potential new products and for general corporate purposes. We may also use a portion of the net proceeds of the IPO to acquire or invest in complementary businesses, products, or technologies, or to obtain the right to use such complementary technologies, although we are not currently involved in any negotiations and have no commitments with respect to any such transactions. We cannot specify with certainty how we will use the net proceeds of the IPO or our existing cash balance. The net proceeds may be used for corporate purposes that do not increase our operating results or market value. Until the net proceeds are used, they may be placed in investments that do not produce income or that lose value.

Future sales of our common stock may depress our stock price.
     Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in December 2005 upon the expiration of lock-up agreements between the representatives of the underwriters of our IPO and such stockholders. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover certain holders of our common stock have the right to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
     We have registered all the common stock that we may issue under our 1998 Stock Plan, 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan, totaling 5,413,772 shares. These shares can be freely sold in the public market upon issuance, subject to customary lock-up agreements. The sale by any of these holders of a large number of securities in the public market could reduce the trading price of our common stock and impede our ability to raise future capital.
We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.
     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission (SEC) and by the Nasdaq National Market, could result in increased costs to us. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.
We may become involved in securities class action litigation that could divert management’s attention and harm our business.
     The stock market in general, the Nasdaq National Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially harm our financial condition and results of operations.
(We do not intend to pay cash dividends.
     We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even an acquisition which would be beneficial to our stockholders, and thereby affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.
     Our amended and restated certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:
•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

•	provide for a classified board of directors, with each director serving a staggered three-year term;

•	prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;

•	prohibit our stockholders from making certain changes to our amended and restated certificate of incorporation or bylaws except with 66 2/3% stockholder approval; and

•	require advance written notice of stockholder proposals and director nominations.
     In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our restated certificate of incorporation, restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. In the three months ended June 30, 2005, approximately 48% of our revenue was denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenue is denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $158,000 related to our loan with Micrus SA and a $40,000 decrease in our comprehensive loss from our investment in Micrus SA. A hypothetical 10% decline in the value of the euro and pound sterling versus the Swiss franc would cause us to recognize a loss of $154,000 and $100,000, respectively, based on our foreign denominated receivables as of June 30, 2005.
     In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.
     Interest Rate Market Risk. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk, which is the risk that our financial condition and results of operation could be adversely affected due to movements in interest rates.
Item 4. Controls and Procedures.
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer.
     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
FCPA Investigation
     In August 2004, while reviewing our sales and payment procedures, we identified certain payments we made to physicians located in France, Germany, Spain and Turkey that may have likely violated the Foreign Corrupt Practices Act (FCPA) and the laws of such countries as well as possibly the laws of Switzerland, where our subsidiary is located. Our audit committee immediately directed our legal counsel to conduct an internal investigation into these payments. In September 2004, we voluntarily disclosed to the United States Department of Justice (DOJ) the factual information obtained in our internal investigation of potential violations of the FCPA.
     Soon after reaching the preliminary conclusions of the investigation, our Board of Directors adopted a Foreign Corrupt Practices Act Policy and appointed Tom Holdych, a Senior Vice President of the Company, as Compliance Officer. The Compliance Officer has with the assistance of legal counsel been developing a number of other corporate policies that will govern payments to and contractual agreements with physicians and other consultants. In addition, the employment of our then Chief Executive Officer and our then Vice President of Sales and Marketing was terminated in November 2004.
     After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005 pursuant to which it will not prosecute us for the conduct disclosed to the DOJ, and we agreed to: (i) accept responsibility for the actions of our employees and officers, (ii) pay a monetary penalty of $450,000, (iii) continue to cooperate with the DOJ in its investigation, including the waiver of legal privileges, (iv) establish policies and procedures to assure compliance with the FCPA and other relevant bribery laws, (v) retain and pay for an independent law firm to act as a monitor, for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and monitoring our implementation and adherence to FCPA compliance policies and procedures, and (vi) cooperate fully with the DOJ, the independent monitor and the SEC. We must remain in complete compliance with these conditions for a period of two years, or face the filing of a criminal complaint against us. Moreover, the terms of the agreement will bind our successors, or merger partners, as long as the agreement is in effect.
     The payments we made to physicians located in France, Germany, Spain and Turkey also may have likely violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland. We are not able to determine at this time what penalties or other actions, if any, authorities in France, Germany, Spain, Turkey or Switzerland may impose on us, or our subsidiary, as a result of such violations. Such amounts could be material to the financial position, results of operations or cash flows of the Company.
Patent Litigation
     In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our coil devices infringe two patents held by Boston Scientific and that this infringement is willful. Sales of our microcoil devices currently represent approximately 95% of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us. In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s occlusive products, and their use, infringe three of our patents. Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of the other’s detachable coil devices in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
     Boston Scientific is also a party in two other litigations against Cordis Corporation and Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against us are also at issue. Those patents are currently being re-examined by the United States Patent and Trademark Office (USPTO), and Cordis has been granted a stay in the suit by Boston Scientific against Cordis with respect to such patents pending the outcome of such reexamination by the USPTO. Under the federal patent statutes and regulations, a wide spectrum of outcomes is possible as a result of reexamination proceedings, including cancellation of any claim of the patents finally determined to be un-patentable, confirmation of any claim of the patents finally determined to be patentable, or incorporation into the patents of any proposed amendment or new claim determined to be patentable that does not enlarge the scope of the patents. Boston Scientific’s suit against Micro Therapeutics is not stayed, discovery is ongoing and the parties are awaiting a claim construction order and a ruling on two pending summary judgment motions regarding Micro Therapeutics’ inequitable conduct defense. An outcome of this suit adverse to Micro Therapeutics, and related to the same patents Boston Scientific asserts against Micrus, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.
     In February 2005, the court granted a stay of the Boston Scientific lawsuit against us until the earlier of twelve months or the outcome of the reexamination discussed above. If the Boston Scientific lawsuit against us resumes after the stay and if claims of the Boston Scientific patents that are in reexamination are determined to be patentable, including any added, amended or modified claims, we would have to litigate or attempt to settle the patent infringement claims asserted by Boston Scientific. No discovery has been conducted in the litigation and none will be conducted during the stay. Boston Scientific has not yet identified the asserted claims in its patents at issue or the accused products. We are unable at this time to determine the likely outcome of any such litigation. Patent lawsuits involve complex legal and factual issues which can take a number of years and a great deal of expense and management attention to resolve. We may also be subject to potentially negative publicity due to the litigation. In the event it is determined that we infringe patent claims asserted by Boston Scientific and that those claims are not invalid and not unenforceable we may, among other things, be required to do one or more of the following:
•	pay damages, including up to treble damages and Boston Scientific’s attorney’s fees and costs, which may be substantial;

•	cease, by injunction, the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of our microcoil devices found to infringe the patent claims asserted by Boston Scientific, which microcoil devices currently represent approximately 95% of our revenues;

•	expend significant resources to redesign our technology so that it does not infringe the patent claims asserted by Boston Scientific, which may not be possible;

•	discontinue manufacturing or other processes that incorporate technology that infringes the patent claims asserted by Boston Scientific;

•	become subject to a compulsory license order under which we would be required to pay Boston Scientific a royalty on future sales of our products; and/or

•	obtain a license from Boston Scientific to use the relevant patents, which may not be available to us on acceptable terms, or at all.
     If our microcoil devices were found to infringe, any development or acquisition of products or technologies that do not infringe the patent claims asserted by Boston Scientific could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we were to be required to, but could not obtain, a license under the patent claims asserted by Boston Scientific, we would likely be prevented from commercializing or further commercializing the relevant products. We believe that it is unlikely that we would be able to obtain a license under the patent claims being asserted by Boston Scientific. If we need to redesign our products to avoid the patent claims being asserted by Boston Scientific, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to the redesigned product and, ultimately, in obtaining approval.
     As a result of Boston Scientific’s answer to our counterclaim that Boston Scientific infringes three of our patents, the validity of those patents is now at issue in the lawsuit. The court could find that those patents are invalid, which would prevent us from asserting those patents against third parties.
     An unfavorable outcome for us in this patent litigation would significantly harm our business and may cause us to materially change our business model.
     From time to time, we may be involved in other litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any other material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The following share numbers give effect to our 1 for 2.25 reverse split of our common and preferred stock, which occurred on June 10, 2005, and the conversion of all outstanding preferred stock to common stock, which occurred on the closing of the IPO.
     During the three months ended June 30, 2005 we issued and sold the following unregistered securities:
•	98,948 shares of common stock to employees pursuant to the exercise of options under our 1996 Stock Option Plan and 1998 Stock Plan. These options were exercised at a weighted average exercise price of 0.81 per share for an aggregate cash consideration of 79,866.

•	427,917 shares of common stock upon the exercise of warrants that expired upon completion of our IPO. All of these warrants were exercised at a weighted average exercise price of $7.52 per share. 134,000 of such warrants were exercised for an aggregate cash consideration of $1,007,680. Warrants to purchase an aggregate of 927,716 were cashless exercised at the closing of the IPO, resulting in a net issuance of 293,917 shares in consideration of the cancellation of an aggregate of 633,799 shares valued at $11.00 per share (the initial price to the public in the IPO).

•	127,973 shares of common stock upon the exercise of warrants issued in connection with the Company’s Series E preferred stock financing that expire January 1, 2011. All of these warrants were cashless exercised at an aggregate exercise price of $0.000225 per share. Warrants covering an aggregate of 127,975 shares of common stock were exercised without cash. In most cases the aggregate purchase price was offset by the value of fractional shares payable upon exercise of such warrants; however an aggregate of 2 shares were withheld in payment of the aggregate exercise price of one warrant.
     The issuances of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2), Regulation D, Rule 701, or other applicable exemption of such Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.
Use of Proceeds
     Our Registration Statement on Form S-1 (File No. 333-123154) related to our IPO was declared effective by the SEC on June 16, 2005. The public offering commenced on June 17, 2005. All 3,250,000 shares of common stock offered in the final prospectus were sold at the initial closing on June 21, 2005, and an additional 250,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at a second closing on July 6, 2005, in each case at a price to public of $11.00 per share (before deducting underwriting discounts and commissions) through a syndicate of underwriters managed by A.G. Edwards and Needham & Company, LLC. The aggregate gross proceeds of the shares offered and sold was $38,500,000, out of which we paid an aggregate of $2,695,000 in underwriting discounts and commissions to the underwriters. In addition, as of June 30, 2005, we incurred additional expenses of approximately $2,668,000 in connection with the offering and we estimate that remaining bills not received for the offering will approximate up to $25,000, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $5,388,000 million.
     We have used and intend to continue to use the net proceeds of the public offering primarily for general corporate purposes, including costs associated with our entry into the Japanese market, expansion of our sales force, research and development activities, facilities expansion and other working capital and capital expenditures. The amounts and timing of our actual expenditures will depend upon numerous factors, including the growth of our sales and marketing activities, status of our research and development efforts and the amount of cash generated by our operations, if any. We have used and may in the future also use a portion of the proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business.
     We have not determined the amount of net proceeds to be used specifically for the foregoing purposes. As a result, management will have broad discretion over the proceeds from IPO. Pending these uses, we intend to invest the net proceeds of the IPO in United States government and short-term investment grade securities.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     On May, 17 2005, Micrus Corporation stockholders acted by written consent to approve the change of Registrant’s name from Micrus Corporation to Micrus Endovascular Corporation. In addition, effective as of May 31, 2005, our stockholders acted by written consent to approve, among other things, (i) our Certificate of Incorporation and Bylaws currently in effect, (ii) the staggering of the Board of Directors into three classifications, and (iii) the adoption of the Company’s Employee Stock Purchase Plan and its Equity Incentive Plan.
Item 5. Other Information.
     None
Item 6. Exhibits.
     See the Index to Exhibits on page 49 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2005	By:	/s/ John T. Kilcoyne

John T. Kilcoyne
President and Chief Executive Officer

Date:	August 12, 2005	By:	/s/ Robert A. Stern

Robert A. Stern
Executive Vice President, Chief Financial Officer
and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on May 17, 2005 (Registration No. 333-123154) (“Amendment No. 3”))

3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 3)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”))

4.2	Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (incorporated by reference to Exhibit 4.2 of Form S-1)

4.3	Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 of Form S-1)

10.1	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 4 to the Registrant’s Registration Statement on Form S-1 filed on May 23, 2005 (Registration No. 333-123154))*

10.2	2005 Equity Incentive Plan — Form of Incentive Stock Option Agreement for Executive Officers and Directors*

10.3	2005 Equity Incentive Plan — Form of Nonstatutory Stock Option Agreement for Executive Officers and Directors*

10.4	Employee Cash Bonus Plan with respect to Executive Officers (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 19, 2005)*

10.5	Office Lease dated June 6, 2005 between the Registrant and WW/LJ GATEWAYS LTD., a California limited partnership, for office space located at 821 Fox Lane in San Jose, California (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.