Form 10-Q
period 2005-09-30
MICRUS ENDOVASCULAR CORP
filed 2005-11-14
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes No ☑
     Shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of November 1, 2005: 14,094,113.

MICRUS ENDOVASCULAR CORPORATION
INDEX TO FORM 10-Q

Page
Number
Part I. Financial Information

Item 1. Consolidated Financial Statements (unaudited)	3

Consolidated Balance Sheets as of September 30, 2005 and March 31, 2005	3

Consolidated Statements of Operations for the Three and Six Months Ended September 30, 2005 and 2004	4

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2005 and 2004	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	41

Part II. Other Information

Item 1. Legal Proceedings	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3. Defaults Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures	46
EXHIBIT 10.3
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
MICRUS ENDOVASCULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$40,980	$15,017
Short-term investments	1,991	1,977
Accounts receivable, net of allowance for doubtful accounts of $185 at September 30, 2005 and $230 at March 31, 2005	4,120	4,486
Inventories, net	4,814	3,930
Prepaid expenses and other current assets	1,383	524

Total current assets	53,288	25,934
Long term investments	979	977
Property and equipment, net	881	922
Intangible assets, net	5,368	550
Other assets	183	96
Deferred initial public offering costs	—	1,295

Total assets	$60,699	$29,774

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,371	$2,641
Accrued payroll and other related expenses	1,954	1,663
Accrued liabilities	1,795	1,337

Total current liabilities	5,120	5,641
Warrant liability	—	3,201
Other non-current liabilities	640	51

Total liabilities	5,760	8,893

Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.01 par value;
Authorized: 1,000,000 shares
Issued and outstanding: none at September 30, 2005 and 7,680,943 shares at March 31, 2005	—	58,442

Stockholders’ equity (deficit):
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 14,056,236 shares at September 30, 2005, 1,468,235 shares at March 31, 2005	141	15
Additional paid-in capital	101,032	4,397
Deferred stock-based compensation	(512)	(630)
Accumulated other comprehensive loss	(295)	(368)
Accumulated deficit	(45,427)	(40,975)

Total stockholders’ equity (deficit)	54,939	(37,561)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$60,699	$29,774

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$6,130	$5,833	$13,242	$10,964
Cost of goods sold	1,729	1,998	3,848	3,674

Gross profit	4,401	3,835	9,394	7,290

Operating expenses:
Research and development	2,416	424	3,238	1,070
Sales and marketing	2,990	2,045	5,718	3,963
General and administrative	2,151	2,256	4,460	3,549

Total operating expenses	7,557	4,725	13,416	8,582

Loss from operations	(3,156)	(890)	(4,022)	(1,292)
Interest and investment income	383	57	511	108
Interest expense	(3)	(4)	(9)	(13)
Other income (expense), net	(55)	71	(549)	(25)

Net loss	(2,831)	(766)	(4,069)	(1,222)

Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	—	(137)	(659)	(274)

Net loss attributable to common stockholders	$(2,831)	$(903)	$(4,728)	$(1,496)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.65)	$(0.56)	$(1.11)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,005	1,392	8,383	1,348
The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,069)	$(1,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	318	240
Provision for doubtful accounts	(36)	42
Loss on disposal of equipment	1	—
Provision for impairment of inventory	86	72
Increase in fair value of 2005 common stock warrants	158
Realized loss on investments	—	16
Stock-based compensation expense	124	153
Changes in operating assets and liabilities:
Accounts receivable	379	(1,214)
Inventories	(390)	(1,085)
Prepaid expenses and other current assets	(720)	(163)
Other assets	(116)	(27)
Accounts payable	(1,681)	254
Accrued payroll and other related expenses	310	136
Accrued liabilities	424	711
Other non-current liabilities	589	—

Net cash used in operating activities	(4,623)	(2,087)

Cash flows from investing activities:
Purchase of Neurologic UK Ltd., net of cash acquired	(4,703)	—
Acquisition of property and equipment	(211)	(433)
Proceeds from sale of available for-sale securities	—	3,074

Net cash (used in) provided by investing activities	(4,914)	2,641

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	33,889	(332)
Proceeds from exercise of preferred and common stock warrants	1,007	21
Proceeds from exercise of stock options	421	127
Proceeds from employee stock purchase plan	126	—
Payments of issuance costs for issuance of convertible preferred stock and warrants	(238)	—

Net cash provided by (used in) financing activities	35,205	(184)

Effect of exchange rate changes on cash	295	(60)
Net increase in cash and cash equivalents	25,668	370
Cash and cash equivalents at beginning of period	15,017	4,927

Cash and cash equivalents at end of period	$40,980	$5,237

Supplemental disclosure of cash flow information:
Interest paid	$3	$9
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$59,227	—
Accretion to redemption value of redeemable convertible preferred stock including beneficial conversion feature	$659	$274
Reclassification of 2005 common stock warrants to equity	$3,358	—
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
Initial public offering
     On June 21, 2005, the Company completed an initial public offering (“IPO”) in which it sold 3,250,000 shares of common stock at $11.00 per share providing net cash proceeds to the Company of approximately $33,248,000, net of underwriting discounts and commissions. Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 7,919,626 shares of common stock. On July 6, 2005, the underwriters purchased an additional 250,000 shares of common stock at $11.00 per share pursuant to their over-allotment option. Together with the over-allotment shares sold by the Company, the total cash proceeds to the Company in the offering were approximately $35,805,000, net of underwriting discounts and commissions.
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
     The results of operations for the interim periods ended September 30, 2005 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2006 or any future period.
Note 2 — Summary of Significant Accounting Policies
Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micrus Endovascular SA and Micrus Endovascular UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation.
     The Company’s international subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).
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

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(2,831)	$(766)	$(4,069)	$(1,222)
Beneficial conversion feature of preferred stock	—	—	(383)	—
Accretion of redeemable convertible preferred stock to redemption value	—	(137)	(276)	(274)

Net loss attributable to common stockholders	$(2,831)	$(903)	$(4,728)	$(1,496)

Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	14,005	1,392	8,383	1,348

Anti-dilutive securities
     The following outstanding options, redeemable convertible preferred shares and warrants were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Redeemable convertible preferred stock (as if converted)	—	6,328	—	6,328
Options to purchase common stock	2,127	1,769	2,127	1,769
Warrants to purchase common stock	248	834	248	834
Warrants to purchase redeemable convertible preferred stock (as if converted)	—	421	—	421

	2,375	9,352	2,375	9,352

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
     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(2,831)	$(903)	$(4,728)	$(1,496)
Add: Stock-based employee compensation expenses included in reported net loss	57	70	115	140
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(138)	(96)	(280)	(169)

Adjusted net loss	$(2,912)	$(929)	$(4,893)	$(1,525)

Net loss per common share, basic and diluted:
As reported	$(0.20)	$(0.65)	$(0.56)	$(1.11)
Adjusted	$(0.21)	$(0.67)	$(0.58)	$(1.13)
     The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rates	4.14%	3.34%	4.02%	3.02%

Expected lives	4 years	4 years	4 years	3 years
Dividend yield	0%	0%	0%	0%
Volatility	44%	0%	44%	0%
     Prior to the Company’s initial filing on Form S-1 with the Securities and Exchange Commission in March 2005, the fair value of option grants to employees was computed using the minimum value method. Following the IPO, the value of each option has been estimated using the Black-Scholes Model with a volatility rate which is based upon the expected volatility of the Company’s stock price over the life of the option. Future option grants to employees will continue to be valued using an expected volatility factor and accordingly, the above results are not representative of future results.
Recent accounting pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123 and superseded APB 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2007. The Company has not yet determined which fair-value method and transitional provision it will follow.
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

Note 3 — Business Combination
     On September 20, 2005, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) acquiring all of the outstanding capital stock of Neurologic UK Limited (“Neurologic”), a privately held distributor of Micrus Endovascular products in the United Kingdom (“UK”). Neurologic accounted for approximately 14% of the Company’s revenues during the fiscal year ended March 31, 2005. The acquisition of Neurologic, which was the Company’s largest distributor, is intended to provide the Company with additional leverage and a strengthened presence in the UK market and the Company intends to use this acquisition as a platform to expand sales to existing accounts and support sales to customers using alternative procedures and competing products.
     The transaction includes an initial cash payment of approximately $4,709,000 in addition to future multi-year revenue based earn-out payments. All three earn-out payments shall be one-third of Neurologic’s product sales during specified periods.
     As a result of the purchase of Neurologic, the Company has a new wholly owned subsidiary in the UK and has changed the name from Neurologic to Micrus Endovascular UK Limited (“Micrus Endovascular UK”). The Company concurrently entered into long term Services Agreements with each of the two founders of Neurologic to provide for their employment by Micrus Endovascular UK
     In addition, pursuant to the Purchase Agreement, the two founders of Neurologic agreed to a non-competition provision to last for a period of six years, under which they may not actively carry on any business that would compete with Neurologic’s business within the UK or Ireland. Similarly, they agreed not to solicit former clients, customers or suppliers of Neurologic for a period of three years.
     The transaction has been accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying unaudited condensed consolidated statements of operations for the partial period subsequent to the acquisition date.
     The total purchase price of approximately $5,587,000 consisted of the initial cash payment of $4,709,000, the assumed forgiveness of receivables from Neurologic to Micrus Endovascular SA at the acquisition date of $611,000, and direct acquisition related costs of $267,000.
     The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $3,900,000 using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry. Additionally, the Company recorded goodwill of $993,000 associated with the purchase of Neurologic.

     The preliminary consideration paid for Neurologic was comprised of (in thousands):

Initial cash payment	$4,709
Forgiven intercompany payables	611
Direct acquisition related costs	267

Total consideration	$5,587

     The preliminary purchase price of Neurologic was allocated as follows (in thousands):

Acquired net assets	$694
Goodwill	993
Other intangible assets consisting of:
Customer relationships	900
Distribution agreements	2,300
Non-compete agreements	700

Total purchase price	$5,587

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

September 20,
2005
Cash	$6
Accounts receivable	760
Inventories	690
Prepaids and other current assets	143

Total current assets acquired	1,599

Accounts payable	(612)
Accrued and other liabilities	(293)

Total current liabilities assumed	(905)

Net assets acquired	$694

Intangible assets
     The components of intangible assets as of September 30, 2005 are as follows (in thousands):

	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$900	$5	$895
Distribution agreements	2,300	13	2,287
Non-compete agreements	700	3	697

	$3,900	$21	$3,879

     The identifiable intangible assets are subject to amortization and have original estimated useful lives as follows: customer relationships- five years, distribution agreements- five years, non compete agreements- six years.

     The future amortization of the identifiable assets is as follows (in thousands):

For years ended March 31,	Amortization
2006 (remaining 6 months)	$378
2007	757
2008	757
2009	757
2010	757
2011	419
2012	54

Total	$3,879

     On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company, pursuant to which the Company purchased the intellectual property (“IP”) of Vascular FX. The $4.0 million cash purchase price includes a $1.5 million payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future product sales. The Company has recorded the $1.5 million initial payment as research and development expense since there are currently no FDA approved products being sold and the IP has no alternative use.
Note 4 — Balance Sheet Components
Inventories
     Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
Raw materials	$658	$664
Work-in-progress	630	722
Finished goods	1,472	1,340
Consigned inventory	2,753	1,794
Inventory held by distributors	204	361

	5,717	4,881
Less inventory allowances	(903)	(951)

	$4,814	$3,930

     Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.
Accruals
     Accrued payroll and other related expenses consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
Accrued bonuses	$775	$579
Accrued salaries	319	304
Accrued vacation	539	504
Accrued commissions	104	113
Accrued payroll taxes	217	163

	$1,954	$1,663

     Accrued liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
Accrued professional fees	$626	$825
Accrued travel and entertainment	187	—
Deferred revenue from Japan distribution agreement	150	—
Accrued warranty	80	77
Accrued other	752	435

	$1,795	$1,337

Other non-current liabilities
     Other non-current liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2005	2005
Deferred revenue from Japan distribution agreement	$600	$—
Other non-current liabilities	40	51

	$640	$51

     On September 30, 2005, the Company entered into a five-year, exclusive Distribution Agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market Micrus Endovascular’s full line of products in Japan and will purchase a minimum of $27.25 million of such products over the five year term of the agreement, ranging from $2.0 million during the fiscal year ending March 31, 2006 to $9.0 million during the fiscal year ending March 31, 2010. In connection with the Distribution Agreement, Goodman paid the Company an up-front cash payment of $750,000 which has been recorded as deferred revenue. The Company will recognize the deferred revenue on a straight-line basis over the five year term of the agreement.
Note 5 — Commitments and Contingencies
Lease commitments
     On June 6, 2005, the Company and its current landlord entered into a non-cancelable 7-year lease agreement (the “Lease”). Pursuant to the Lease, the Company will lease approximately 42,000 square feet of building space to be used as the Company’s headquarters in the United States with both administrative and manufacturing facilities. The Lease is estimated to commence in January 2006, with an option for one 5 year extension that may be exercised by the Company.
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
     Future minimum lease payments are as follows (in thousands):

Minimum lease
For years ended March 31,	payments
2006 (remaining 6 months)	$539
2007	978
2008	927
2009	562
2010 and beyond	1,884

Total minimum lease payments	$4,890

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
Note 6— Redeemable Convertible Preferred Stock
     The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of September 30, 2005, there are no shares of preferred stock issued or outstanding.
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
     Between April 1, 2005 and the closing of the Company’s IPO, the holders of warrants to purchase 397,068 shares of Series D preferred stock exercised their warrants. Of these warrants, the holders of warrants to purchase 365,196 shares elected to net exercise their warrants which resulted in the issuance of 115,700 shares and no proceeds to the Company from the exercise of these warrants. Holders of warrants to purchase 31,872 shares of Series D preferred stock exercised their warrants providing proceeds to the Company of approximately $240,000.
     The warrants to purchase 7,753 shares of Series D preferred stock that were not exercised prior to the closing of the IPO expired. None of these warrants remain outstanding at September 30, 2005.
Note 7 — Common Stock
     The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2005.
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

     Between April 1, 2005 and the closing of the Company’s IPO, the holders of warrants to purchase 664,648 shares of the Company’s common stock exercised their warrants. Of these warrants, the holders of warrants to purchase 562,520 shares elected to net exercise their warrants which resulted in the issuance of 178,216 shares of common stock and no proceeds to the Company from the exercise of these warrants. Holders of warrants to purchase 102,128 shares of common stock exercised their 2003 common stock warrants for cash providing proceeds to the Company of approximately $768,000.
     Of the 2003 common stock warrants, there were warrants to purchase 1,996 shares of common stock that were not exercised prior to closing of the IPO and expired. None of these warrants remain outstanding at September 30, 2005.
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
     Between April 1, 2005 and September 30, 2005, warrants to purchase 225,143 shares of common stock were exercised, all on a net exercise basis. Of the 2005 common stock warrants, there were warrants to purchase 80,129 shares of common stock at an exercise price of $0.000225 per share outstanding at September 30, 2005, which will expire on January 1, 2011.
     Prior to the completion of the IPO, the 2005 common stock warrants were accounted for as a liability and marked to market at each period-end date. The original aggregate fair value of these warrants of $3,201,000 was recorded as a liability. Upon completion of the IPO, the fair value of these warrants was approximately $3,359,000 and the Company recognized a non-operating charge of $158,000 in the quarter ended June 30, 2005. Following the completion of the IPO, these warrants are accounted for as a component of stockholders’ equity. Subsequent changes in the fair value of these warrants will not be reflected in income.
     The difference between the proceeds allocated to the Series E preferred stock and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the Series E preferred stock which was recorded as a reduction to the Series E preferred stock and an increase to additional paid-in-capital. The total beneficial conversion feature was $383,000 which, prior to the IPO, was being amortized as a reduction of net income available to common stockholders over the period of redemption of the Series E preferred stock. Upon completion of the IPO, the Company recorded a charge of $383,000 for the beneficial conversion feature in the quarter ended June 30, 2005.
Note 8 — Employee Benefit Plans
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
2005 Equity Incentive Plan
     In March 2005, the Company’s board of directors approved the 2005 Equity Incentive Plan (the “2005 Plan”) contingent upon stockholder approval of the 2005 Plan and the effectiveness of the Company’s IPO. Since the effectiveness of the IPO, the Company will no longer issue any options under the 1996 Plan and the 1998 Plan and the issuance of options will be made solely under the 2005 Plan.
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
     As of September 30, 2005, 2,202,488 shares were available for grant under the 2005 Plan.
     Option activity under the 2005 Plan is as follows (in thousands, except per share data):

		Options outstanding
	Options
	available	Number	Weighted average
	for grant	of options	exercise price
Balance at March 31, 2004	235	1,620	$0.83
Options authorized	978	—	—
Options granted	(1,265)	1,265	$7.58
Options exercised	—	(203)	$0.88
Options forfeited	186	(186)	$1.97
Options canceled	49	(49)	$1.52
Common stock issued under the Plan	(4)	—	—

Balance at March 31, 2005	179	2,447	$4.06
Options authorized	2,222	—	—
Options granted	(245)	245	$10.70
Options exercised	—	(519)	$0.81
Options forfeited	46	(46)	$5.77

Balance at September 30, 2005	2,202	2,127	$5.58

     The options outstanding and currently exercisable by exercise price at September 30, 2005 are as follows (in thousands, except per share data):

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual life	exercise	Number	exercise
Exercise Price	Outstanding	(years)	price	exercisable	price
$ 0.68 - $ 1.01	553	5.7	$0.78	496	$0.77
$ 1.13 - $ 1.15	156	7.2	$1.14	93	$1.14
$ 5.63	897	9.2	$5.63	161	$5.63
$10.00 - $13.39	521	9.3	$11.89	160	$12.99

$ 0.68 - $13.39	2,127	8.2	$5.58	910	$3.82

Stock-Based Compensation
     In anticipation of the Company’s IPO, the Company determined that for financial reporting purposes the estimated value of its common stock was in excess of the exercise price for certain option grants occurring in the fiscal year ended March 31, 2004. The Company records the deferred compensation expense on a straight-line basis over the vesting period, reduced for any cancellation of unvested options. For the three and six months ended September 30, 2005 and 2004, the Company recorded employee stock-based compensation expense of $57,000, $70,000, $115,000 and $140,000, respectively.

Non-Employee Options
     The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	September 30,
	2005	2004
Risk-free interest rate	4.34%	4.62%
Expected life (in years)	6 years	7 years
Dividend yield	0.0%	0.0%
Volatility	49%	51%
     The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. For the three and six months ended September 30, 2005 and 2004, the Company recorded non-employee stock-based compensation expense (income) of $2,000, ($172,000), $9,000 and $13,000, respectively.
     The non-cash employee and non-employee stock-based compensation has been recorded as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of goods sold	$6	$6	$13	$13
Research and development	(1)	(63)	9	12
Sales and marketing	3	(57)	20	20
General and administrative	51	12	82	108

Total	$59	$(102)	$124	$153

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
     The Purchase Plan provides for offering periods of 12 months and purchase periods of 6 months or such shorter period as may be established by the Company’s board of directors. The offering periods start on April 1 and October 1 of each year; provided, however, that the initial offering period shall commence on the effective date of the IPO and end on September 30, 2005. During the quarter ended September 30, 2005, there were 15,016 shares issued under the Purchase Plan.

Note 9 — Segments
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

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
United States	$3,658	$3,306	$7,694	$6,191
Europe	2,472	2,527	5,548	4,773

Total	$6,130	$5,833	$13,242	$10,964

Gross Profit:
United States	$3,350	$3,003	$6,913	$5,425
Europe	1,051	832	2,481	1,865

Total	$4,401	$3,835	$9,394	$7,290

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
Overview
     We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists and neurosurgeons primarily to treat cerebral aneurysms responsible for hemorrhagic stroke, a significant cause of death in the United States. Our product line is an endovascular system that enables a physician to gain access to the brain in a minimally invasive manner through the vessels of the circulatory system. We believe our products provide a safe and reliable alternative to neurosurgical procedures for treating aneurysms. Our proprietary, three-dimensional, embolic coils are unique in that they automatically deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also sell accessory devices and products used in conjunction with our microcoils to treat cerebral aneurysms. We plan on growing our business by continuing to penetrate our existing markets, bringing new products and technologies to interventional neuroradiologists and neurosurgeons, and by entering new markets such as Asia where we currently do not sell our products.
     Our revenues are derived primarily from sales of our microcoils. We also sell accessory devices, which currently do not account for a significant portion of our revenues. Geographically, our revenues are generally split between customers in the Americas and Europe. Our products are shipped from our facilities in the United States, Switzerland, United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, free of charge and remain on site, provided the hospital orders minimum monthly quantities of our products. In those cases, hospitals are invoiced upon receipt of notice of product use.
     We anticipate that our cost of goods sold will generally increase in absolute dollars during those quarters in which our sales increase or we incur additional manufacturing costs in anticipation of the commercial introduction of new products. Furthermore, we expect our gross margin percentage may decrease in those quarters in which we initiate sales of a new product or product line, or enter new geographic territories.

In August 2004, we introduced our Cerecyte microcoil product line incorporating a bioactive filament in our MicruSphere, HeliPaq and UltiPaq microcoils. Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our accessory product offerings. We also intend to expand our direct sales force worldwide and enter the Asian market. On September 30, 2005, the Company entered into a five-year, exclusive Distribution Agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market Micrus Endovascular’s full line of products in Japan once we receive the requisite local regulatory approvals.
     As we expect to continue to incur net losses for the foreseeable future as described below, we currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash which includes the net proceeds from our recent initial public offering.
     We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $8.3 million in fiscal 2003, to $24.0 million in fiscal 2005 and to $13.2 million in the first six months of fiscal 2006.
     Since inception, we have been unprofitable. We have incurred net losses of $4.2 million in fiscal 2003, $2.0 million in fiscal 2004, $6.7 million in fiscal 2005 and $4.1 million in the first six months of fiscal 2006. We expect to continue to incur net losses for the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of September 30, 2005, we had an accumulated deficit of $45.4 million.
Recent Developments
     On June 6, 2005, we signed a new lease agreement for expanded facilities which will allow us to increase our manufacturing capacity. We believe this additional capacity will allow us to meet the anticipated demand for our products and improve manufacturing efficiencies.
     On June 21, 2005, we completed an initial public offering (“IPO”) in which we sold 3,250,000 shares of common stock at $11.00 per share for net cash proceeds of approximately $33.2 million, net of underwriting discounts and commissions.
     On July 6, 2005, we sold an additional 250,000 shares of our common stock at $11.00 per share pursuant to the over-allotment option granted by us to the underwriters of our IPO. The net proceeds to us from the exercise of the over-allotment option was approximately $2.6 million. Together with the over-allotment shares sold by the Company, the total cash proceeds in the offering to the Company were approximately $35.8 million, net of underwriting discounts and commissions.
     On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company, pursuant to which the Company purchased the intellectual property of Vascular FX. The $4.0 million cash purchase price includes a $1.5 million payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future product sales.
     On September 20, 2005, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) with Mark Ellis and James MacKenzie for the entire issued share capital of Neurologic UK Limited (“Neurologic”), a privately held distributor of Micrus Endovascular products in the United Kingdom. Neurologic accounted for approximately 14% of the Company’s revenues during the fiscal year ended March 31, 2005.
     Pursuant to the Purchase Agreement, Mark Ellis sold 50 Ordinary Shares, and James MacKenzie sold 50 Ordinary Shares to the Company for an initial cash consideration of approximately $4,709,000 in addition to future multi-year revenue based earn-out payments. All three earn-out payments will be one-third of Neurologic’s product sales during specified periods.
     After the purchase of Neurologic, the Company has a new wholly owned subsidiary in the UK and has changed the name from Neurologic to Micrus Endovascular UK Limited (“Micrus Endovascular UK”). The Company concurrently entered into long term Services Agreements with each of the two founders of Neurologic to provide for their employment by Micrus Endovascular UK.
     In addition, pursuant to the Purchase Agreement, Mark Ellis and James MacKenzie agreed to a non-competition provision to last for a period of six years, under which they may not actively carry on any business that would compete with Neurologic’s business within the UK or Ireland. Similarly, they have agreed not to solicit former clients, customers or suppliers of Neurologic for a period of three years from September 20, 2005.

     The transaction has been accounted for under the purchase method of accounting and, accordingly, the results of operations for the partial period subsequent to the acquisition date are included in the accompanying unaudited consolidated statements of operations.
     The total initial purchase price of approximately $5,587,000 consisted of the initial cash payment of $4,709,000, the assumed forgiveness of receivables from Neurologic to Micrus Endovascular SA at the acquisition date of $611,000, and direct acquisition related costs of $267,000. The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $3,900,000. Additionally, the Company recorded goodwill of $993,000 associated with the purchase of Neurologic.
     On September 30, 2005, the Company entered into a five-year, exclusive Distribution Agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market Micrus Endovascular’s full line of products in Japan and will purchase a minimum of $27.25 million of such products over the five year term of the agreement, ranging from $2.0 million during fiscal year 2006 to $9.0 million during fiscal year 2010. The initial term of the Distribution Agreement is five years, subject to the right of the parties to terminate earlier based upon the occurrence of certain events, and automatically renews for successive one year periods unless otherwise determined by either party. In connection with the Distribution Agreement, Goodman paid the Company an up-front cash payment of $750,000 which has been recorded as deferred revenue. The Company will recognize the deferred revenue on a straight-line basis over the five year term of the agreement.
Results of Operations
     The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and six months ended September 30, 2005 and 2004:

	Three months ended		Six months ended
	September 30,		September 30,
	2005	2004	2005	2004
	%	%	%	%
Consolidated Statement of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	28%	34%	29%	34%

Gross profit	72%	66%	71%	66%

Operating expenses:
Research and development	39%	7%	24%	10%
Sales and marketing	49%	35%	43%	36%
General and administrative	35%	39%	34%	32%

Total operating expenses	123%	81%	101%	78%

Loss from operations	(51)%	(15)%	(30)%	(12)%
Interest and investment income	6%	1%	4%	1%
Interest expense	0%	0%	0%	0%
Other income, net	(1)%	1%	(4)%	0%

Net loss	(46)%	(13)%	(30)%	(11)%

Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	0%	(2)%	(5)%	(2)%

Net loss attributable to common stockholders	(46)%	(15)%	(35)%	(13)%

Three Months Ended September 30, 2005 and 2004
Revenues
     Our revenues are derived primarily from sales of our microcoils and to a lesser extent sales of accessory devices used in the treatment of cerebral vascular diseases. Our revenues were $6.1 million in the second quarter of fiscal 2006, an increase of $0.3 million or 5% from $5.8 million in the second quarter of fiscal 2005. This increase was primarily due to an increase in the number of coil products shipped during this period.
Gross Profit
     Cost of goods sold consists of materials, direct labor, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Cost of goods sold were $1.7 million in the second quarter of fiscal 2006, a decrease of $0.3 million or 13% from $2.0 million in the second quarter of fiscal 2005. The decrease in cost of goods sold during the second quarter of fiscal 2006 as compared to the corresponding quarter in the prior year was primarily from increased manufacturing efficiencies resulting from increased production as well as higher labor costs due to overtime associated with the launch of our Cerecyte microcoil product line in the second quarter of fiscal 2005.
     Gross profit was $4.4 million in the second quarter of fiscal 2006, an increase of $0.6 million or 15% from $3.8 million in the second quarter of fiscal 2005. Gross margin was 72% in the second quarter of fiscal 2006 and 66% in the second quarter of fiscal 2005. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies. We expect our gross margins to fluctuate in future periods based on the mix of our product sales.
Operating Expenses
     Research and Development. Research and development expenses consist primarily of costs associated with the design, development, and testing of new and existing products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses were $2.4 million in the second quarter of fiscal 2006, an increase of $2.0 million or 470% from $0.4 million in the second quarter of fiscal 2005. The increase was primarily due to the purchase of intellectual property (“IP”) from Vascular FX of $1.5 million, an increase of $165,000 related to increased headcount, an increase of $86,000 in supplies expense associated with developing and testing of new products, an increase of $68,000 in consulting fees related to the development of our stent, microcatheter and microcoil products, as well as an increase of $32,000 related to travel expenses. As a percentage of revenues, research and development expenses were 39% in the second quarter of fiscal 2006 and 7% in the second quarter of fiscal 2005. Excluding the non-routine charges related primarily to the IP acquisition, we expect our research and development expenses to increase in absolute dollars in future periods as we as hire additional development personnel, continue work on product improvements, expand our existing product line and explore new product opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses were $3.0 million in the second quarter of fiscal 2006, an increase of $1.0 million or 46% from $2.0 million in the second quarter of fiscal 2005. This increase was primarily due to an increase of $436,000 associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commission costs of $171,000 on increased sales in the United States and Europe, higher travel expenses of $129,000 as a result of increased headcount, as well as an increase of $98,000 in connection with a randomized post product release trial for the Cerecyte coil. As a percentage of revenues, sales and marketing expenses increased to 49% in the second quarter of fiscal 2006 from 35% in the second quarter of fiscal 2005 due to an increase in headcount both in the United States and Europe in the direct sales force and clinical support group. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.
     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit and information technology consulting. General and administrative expenses were $2.2 million in the second quarter of fiscal 2006, a decrease of $0.1 million or 5% from $2.3 million in the second quarter of fiscal 2005. The decrease was primarily due to decreased audit costs of $257,000 and decreased outside services costs of $133,000 in connection with the Company’s preparation for an IPO, as well as a decrease of $69,000 in legal costs related to general and FCPA compliance matters. These decreases were offset by an increase of $172,000 related to higher finance and administrative personnel costs, an increase of $107,000 due to higher directors and officers insurance premiums and an increase of $84,000 related to investor relations costs and board of directors fees. As a percentage of revenues, general and administrative expenses were 35% in the second quarter of fiscal 2006 and 39% in the second quarter of fiscal 2005. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.
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
     Exercise prices of options granted subsequent to March 31, 2004 were determined to be equal to the fair market value of our common stock on the date of grant.
     The resulting amortization expense of the deferred stock-based compensation for the grant of stock options to employees was $57,000 and $70,000 in the second quarters of fiscal years 2006 and 2005, respectively. We anticipate we will record amortization of deferred compensation related to these employee stock option grants as follows:

Fiscal Year 2006 (remaining 6 months)	$115,000
Fiscal Year 2007	$229,000
Fiscal Year 2008	$168,000
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
     In addition, stock options issued to non-employees, generally for consulting services related to patient studies or marketing analysis, are recorded at their fair value on the date of vesting in accordance with SFAS No. 123 and EITF No. 96-18 and recognized over the respective service or vesting period. In connection with stock options issued to non-employees, we recorded $2,000 and $(172,000) of stock-based compensation expense (income) in the second quarters of fiscal years 2006 and 2005, respectively.
Other Income, net
     Other income, net consists primarily of investment income, interest expense, and foreign currency gains and losses. Total other income, net was $325,000 in the second quarter of fiscal 2006, an increase of $201,000 from $124,000 in the second quarter of fiscal 2005. This increase was primarily due to higher interest income of $326,000 as a result of higher average cash and investment balances, which includes the net proceeds from our recent IPO, offset by higher foreign exchange losses of $104,000 during the quarter resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables.
Accretion of Redeemable Convertible Preferred Stock to Redemption Value
     Our convertible preferred stock that was outstanding prior to the closing of the IPO was redeemable at the request of the holder on or after the sixth anniversary of the original issuance date based upon certain circumstances. This right expired upon the automatic conversion of all of our preferred stock into common stock upon the closing of the IPO. Prior to the closing of the IPO, we were accreting the carrying value of the preferred stock to the mandatory redemption amount on the sixth anniversary using the effective interest method through periodic charges to additional paid-in capital. We recorded a non-cash charge of $137,000 for the accretion on our redeemable convertible preferred stock in the second quarter of fiscal year 2005. No charge was recorded in the second quarter of fiscal 2006 as the IPO was completed in June 2005.
Beneficial Conversion Feature
     The difference between the proceeds allocated to the Series E preferred stock and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the Series E preferred stock which was recorded as a reduction to the Series E preferred stock and an increase to additional paid-in-capital. The total beneficial conversion feature was $383,000 which, prior to the completion of the IPO, was being amortized as a reduction of net income available to common stockholders over the period of redemption of the Series E preferred stock. Upon completion of the IPO, we recorded a non-cash charge of $383,000 for the beneficial conversion feature on our Series E preferred stock in the first quarter of fiscal year 2006.
Six Months Ended September 30, 2005 and 2004
Revenues
     Our revenues were $13.2 million in the first six months of fiscal 2006, an increase of $2.2 million or 21% from $11.0 million in the first six months of fiscal 2005. This increase was primarily due to an increase in the number of coil products shipped during this period.
Gross Profit
     Cost of goods sold were $3.8 million in the first six months of fiscal 2006, an increase of $0.1 million or 5% from $3.7 million in the first six months of fiscal 2005. The increase in cost of goods sold during the first six months of fiscal 2006 as compared to the corresponding period in the prior year was primarily from increased personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production partially, offset by increased manufacturing efficiencies.
     Gross profit was $9.4 million in the first six months of fiscal 2006, an increase of $2.1 million or 29% from $7.3 million in the first six months of fiscal 2005. Gross margin was 71% in the first six months of fiscal 2006 and 66% in the first six months of fiscal 2005. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies. We expect our gross margins to fluctuate in future periods based on the mix of our product sales.
Operating Expenses
     Research and Development. Research and development expenses were $3.2 million in the first six months of fiscal 2006, an increase of $2.1 million or 203% from $1.1 million in the first six months of fiscal 2005. The increase was primarily due to expenses in connection with evaluating in-process technology and the purchase of intellectual property from Vascular FX amounting to $1.8 million, an increase of $180,000 related to increased headcount, as well as an increase of $81,000 in supplies expense associated with developing and testing of new products. As a percentage of revenues, research and development expenses were 24% in the first six months of fiscal 2006 and 10% in the first six months of fiscal 2005. Excluding the non-routine charges related primarily to the IP acquisition, we expect our research and development expenses to increase in absolute dollars in future periods as we as hire additional development personnel, continue work on product improvements, expand our existing product line and explore new product opportunities.
     Sales and Marketing. Sales and marketing expenses were $5.7 million in the first six months of fiscal 2006, an increase of $1.7 million or 44% from $4.0 million in the first six months of fiscal 2005. This increase was primarily due to an increase of $850,000 associated with additional sales and marketing personnel in the United States and Europe, higher travel expenses of $321,000, higher sales incentive and commission costs of $297,000 on increased sales in the United States and Europe, as well as an increase of $103,000 primarily due to a randomized post product release trial with our Cerecyte product. As a percentage of revenues, sales and marketing expenses increased to 43% in the first six months of fiscal 2006 from 36% in the first six months of fiscal 2005 due to an increase in headcount both in the United States and Europe in the direct sales force and clinical support group. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.
     General and Administrative. General and administrative expenses were $4.5 million in the first six months of fiscal 2006, an increase of $0.9 million or 26% from $3.5 million in the first six months of fiscal 2005. The increase was primarily due to an increase of $335,000 in legal costs related to general and FCPA compliance matters and the acquisition of Vascular FX, an increase of $324,000 related to higher finance and administrative personnel costs, an increase of $306,000 primarily related to management bonuses in connection with our IPO, as well as an increase of $128,000 due to higher insurance premiums for our directors and officers insurance policy and an increase of $121,000 associated with investor relations costs and board of directors fees. These increases were offset by decreases in audit costs of $223,000 in connection with the Company’s preparation for the IPO and outside services costs of $200,000 primarily due to lower costs supporting our information technology infrastructure. As a percentage of revenues, general and administrative expenses were 34% in the first six months of fiscal 2006 and 32% in the first six months of fiscal 2005. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.

Stock-based Compensation Charges
     The amortization expense of the deferred stock-based compensation for the grant of stock options to employees was $115,000 and $140,000 in the first six months of fiscal years 2006 and 2005, respectively.
     The amortization expense of the deferred stock-based compensation for the grant of stock options to non-employees was $9,000 and $13,000 in the first six months of fiscal years 2006 and 2005, respectively.
Other Income/Expense
     Total other expense, net was $47,000 in the first six months of fiscal 2006, a decrease of $117,000 from total other income, net of $70,000 in the first six months of fiscal 2005. This fluctuation was primarily due to higher foreign exchange losses of $409,000 in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, a non-operating charge of $158,000 recorded upon the completion of the IPO for the change in fair value of the 2005 common stock warrants, offset by a $402,000 increase in interest income as a result of higher average cash and investment balances in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005.
Accretion of Redeemable Convertible Preferred Stock to Redemption Value
     We recorded a non-cash charge of $276,000 and $274,000 for the accretion on our redeemable convertible preferred stock in the first six months of fiscal years 2006 and 2005, respectively.
Beneficial Conversion Feature
     Upon completion of the IPO, we recorded a non-cash charge of $383,000 for the beneficial conversion feature on our Series E preferred stock in the first quarter of fiscal year 2006.
Liquidity and Capital Resources
     Since our inception, we have funded our operations primarily through issuances of convertible preferred stock and related warrants, which provided us with aggregate gross proceeds of $61.7 million. On June 21, 2005, we completed an IPO in which we sold 3,250,000 shares of our common stock at $11.00 per share for net cash proceeds to the Company of approximately $33.2 million, net of underwriting discounts and commissions. On July 6, 2005, we sold an additional 250,000 shares of common stock at $11.00 per share pursuant to the over-allotment option granted to the underwriters. Together with the over-allotment shares sold by us, the total cash proceeds to the Company in the offering were approximately $35.8 million, net of underwriting discounts and commissions.
     As of September 30, 2005, we had cash and marketable securities of $44.0 million, compared to $8.2 million at September 30, 2004. We believe that existing cash and marketable securities, and funds expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
     Net cash used in operating activities was $4.6 million during the first six months of fiscal 2006 as compared to $2.1 million during the first six months of fiscal 2005. Net cash used in operating activities during the six months of fiscal 2006 resulted primarily from operating losses, and increases in prepaid expenses and other assets primarily related to the payment of directors and officers insurance premiums of $430,000, a decrease in accounts payable primarily related to (i) payment of the monetary penalty of $450,000 to the Department of Justice; (ii) payments of audit fees in connection with the Company’s preparation for the IPO of $350,000; (iii) payments of legal costs related to FCPA compliance and patent litigation matters of $320,000; and (iv) payments of international tax restructuring and planning fees of $160,000, partially offset by an increase in other accrued liabilities primarily related to the upfront payment of $750,000 in connection with the Japan distribution agreement, and non-cash items such as depreciation and amortization, charges related to certain stock warrants and stock-based compensation. Net cash used in operating activities during the six months of fiscal 2005 resulted from operating losses and net increases in accounts receivable, inventories, and accounts payable resulting from the growth of our business, partially offset by and non-cash items such as depreciation and amortization, and stock-based compensation.

     Net cash used in investing activities was $4.9 million during the first six months of fiscal 2006, as compared to net cash provided by investing activities of $2.6 million during the first six months of fiscal 2005. Cash used in investing activities during the first six months of fiscal 2006 was primarily related to the purchase of Neurologic and, to a lesser extent, the purchase of capital equipment. Net cash provided by investing activities during the first six months of fiscal 2005 was primarily related to the proceeds from sales of marketable securities of $3.1 million, partially offset by the purchase of capital equipment.
     Net cash provided by financing activities was $35.2 million during the first six months of fiscal 2006, primarily consisting of net proceeds of $33.2 million from the sale of common stock in our IPO, partially offset by the expenditure of $1.9 million incurred in preparation for the IPO, net proceeds of $2.6 million from the over-allotment option exercise by the underwriters, proceeds of $1.0 million from the exercise of preferred and common stock warrants, and proceeds of $547,000 from the exercise of stock options and employee stock purchase plan, partially offset by payments related to issuance costs for preferred stock of $238,000. During the first six months of fiscal 2005, net cash used by financing activities was $184,000 primarily consisting of common stock issuance costs of $332,000 partially offset by proceeds of $148,000 from the exercise of stock options and warrants.
     Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into such agreements in the future, which could require us to seek additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     We have obligations under non-cancelable operating leases with various expiration dates through 2012. As of September 30, 2005, the future minimum lease payments under these leases were as follows:

	Payments Due by Period
		Less than	1 – 3		Beyond
	Total	1 year	Years	4 years	4 years
Contractual obligations:
Non-cancelable operating lease obligations	$4,890	$988	$2,267	$552	$1,083
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
     The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 interventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a preponderance of the total number of embolic coiling procedures per year. In the three months ended September 30, 2005, a substantial portion of our product sales were to approximately 46 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained interventionalists that currently use products offered by our competitors. We believe that interventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe interventionalists base their decision to use an alternative procedure or product on the following criteria, among others:
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
     We were incorporated in the state of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $4.2 million in fiscal 2003, $2.0 million in fiscal 2004, $6.7 million in fiscal 2005 and $4.1 million for the six months ended September 30, 2005. At September 30, 2005, we had an accumulated deficit of $45.4 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
     In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our coil devices infringe two patents held by Boston Scientific and that this infringement is willful. Sales of our microcoil devices currently represent approximately 94% of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us. In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s occlusive products, and their use, infringe three of our patents. Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of the other’s detachable coil devices in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
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
     We believe that our current cash position, which includes the net proceeds from our recent IPO, and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:
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
     If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for our products or enhancements, we may not achieve expected revenue levels and our business will suffer.
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
     After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005 pursuant to which it will not prosecute us for the conduct disclosed to the DOJ, and we agreed to: (i) accept responsibility for the actions of our employees and officers, (ii) pay a monetary penalty of $450,000, (iii) continue to cooperate with the DOJ in its investigation, including the waiver of legal privileges, (iv) establish policies and procedures to assure compliance with the FCPA and other relevant bribery laws, (v) retain and pay for an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and to monitor our implementation of and adherence to FCPA compliance policies and procedures, and (vi) cooperate fully with the DOJ, the independent monitor and the SEC. We must remain in complete compliance with these conditions for a period of two years, or face the filing of a criminal complaint against us. Moreover, the terms of the DOJ Agreement will bind our successors, or any merger partners, as long as the DOJ Agreement is in effect.
     The payments we made to physicians in France, Germany, Spain and Turkey also may have likely violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where our Swiss subsidiary is located. We are not able to determine at this time what penalties or other actions, if any, authorities in France, Germany, Spain, Turkey or Switzerland may impose on us as a result of such violations.
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
     A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2003, 2004 and 2005, revenues from customers outside the United States represented approximately 53%, 50% and 48%, respectively, of our revenues. For the six months ended September 30, 2005, revenues from customers outside the United States represented approximately 52% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. In the six months ended September 30, 2005, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc, the revenues we recognize from sales by our European subsidiary will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.
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
     Our continued success depends in part upon the continued availability and contributions of our senior management team and the continued participation of our key clinical advisors. We have entered into letter agreements with certain members of our senior management team, but none of these agreements guaranty the services of the individual for a specified period of time. We also rely on the skills and talents of our scientific personnel because of the complexity of our products. The loss of members of our senior management, key clinical advisors or scientific personnel, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our results of operations and financial condition.
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
     Based on shares outstanding at November 1, 2005, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 33.36% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
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
     We have registered all the common stock that we may issue under our 1998 Stock Plan, 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan, totaling 4,972,187 shares. These shares can be freely sold in the public market upon issuance, subject to customary lock-up agreements. The sale by any of these holders of a large number of securities in the public market could reduce the trading price of our common stock and impede our ability to raise future capital.

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
We do not intend to pay cash dividends.
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
     Our amended and restated certificate of incorporation and amended bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:
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
     In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. In the six months ended September 30, 2005, approximately 47% of our revenue was denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenue is denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $157,000 related to our loan with Micrus SA and a $282,000 decrease in our comprehensive loss from our investment in Micrus SA. A hypothetical 10% decline in the value of the euro and pound sterling versus the Swiss franc would cause us to recognize a loss of $167,000 and $75,000, respectively, based on our foreign denominated receivables as of September 30, 2005.
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
Item 4. Controls and Procedures.
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Secretary have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
     There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
FCPA Investigation
     In August 2004, while reviewing our sales and payment procedures, we identified certain payments we made to physicians located in France, Germany, Spain and Turkey that may have likely violated the Foreign Corrupt Practices Act (FCPA) and the laws of such countries as well as possibly the laws of Switzerland, where our Swiss subsidiary is located. Our audit committee immediately directed our legal counsel to conduct an internal investigation into these payments. In September 2004, we voluntarily disclosed to the United States Department of Justice (DOJ) the factual information obtained in our internal investigation of potential violations of the FCPA.
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
After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005 pursuant to which it will not prosecute us for the conduct disclosed to the DOJ, and we agreed to: (i) accept responsibility for the actions of our employees and officers, (ii) pay a monetary penalty of $450,000, (iii) continue to cooperate with the DOJ in its investigation, including the waiver of legal privileges, (iv) establish policies and procedures to assure compliance with the FCPA and other relevant bribery laws, (v) retain and pay for an independent law firm to act as a monitor, for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and monitoring our implementation and adherence to FCPA compliance policies and procedures, and (vi) cooperate fully with the DOJ, the independent monitor and the SEC. We must remain in complete compliance with these conditions for a period of two years, or face the filing of a criminal complaint against us. Moreover, the terms of the DOJ Agreement will bind our successors, or merger partners, as long as the agreement is in effect.
     The payments we made to physicians located in France, Germany, Spain and Turkey also may have likely violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland. We are not able to determine at this time what penalties or other actions, if any, authorities in France, Germany, Spain, Turkey or Switzerland may impose on us, or our Swiss subsidiary, as a result of such violations. Such amounts could be material to the financial position, results of operations or cash flows of the Company.
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
     During the six months ended September 30, 2005 we issued and sold the following unregistered securities:
•	98,948 shares of common stock to employees pursuant to the exercise of options under our 1996 Stock Option Plan and 1998 Stock Plan prior to the effectiveness, on June 30, 2005, of the Company’s registration statement on Form S-8 covering all options outstanding under the Company’s equity incentive plans. These options were exercised at a weighted average exercise price of $0.81 per share for an aggregate cash consideration of $79,866.

•	427,917 shares of common stock upon the exercise of warrants that expired upon completion of our IPO. All of these warrants were exercised at a weighted average exercise price of $7.52 per share. 134,000 of such warrants were exercised for an aggregate cash consideration of $1,007,680. Warrants to purchase an aggregate of 927,716 were cashless exercised at the closing of the IPO, resulting in a net issuance of 293,917 shares in consideration of the cancellation of an aggregate of 633,799 shares valued at $11.00 per share (the initial price to the public in the IPO).

•	225,141 shares of common stock upon the exercise of warrants issued in connection with the Company’s Series E preferred stock financing that expire January 1, 2011. All of these warrants were exercised at an aggregate exercise price of $0.000225 per share. Warrants covering an aggregate of 200,884 shares of common stock were exercised without cash. In most cases the aggregate purchase price was offset by the value of fractional shares payable upon exercise of such warrants; however an aggregate of 2 shares were withheld in payment of the aggregate exercise price of one warrant resulting in a net issue of 200,882 shares. An additional 24,259 shares were exercised for cash.
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
Use of Proceeds
     Our Registration Statement on Form S-1 (File No. 333-123154) related to our IPO was declared effective by the SEC on June 16, 2005. The public offering commenced on June 17, 2005. All 3,250,000 shares of common stock offered in the final prospectus were sold at the initial closing on June 21, 2005, and an additional 250,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at a second closing on July 6, 2005, in each case at a price to public of $11.00 per share (before deducting underwriting discounts and commissions) through a syndicate of underwriters managed by A.G. Edwards and Needham & Company, LLC. The aggregate gross proceeds of the shares offered and sold was $38,500,000, out of which we paid an aggregate of $2,695,000 in underwriting discounts and commissions to the underwriters. In addition, as of September 30, 2005, we incurred additional expenses of approximately $2,773,000 in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $5,468,000.
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
     We have not determined the amount of net proceeds to be used specifically for the foregoing purposes. As a result, management will have broad discretion over the proceeds from the IPO. Pending these uses, we intend to invest the net proceeds of the IPO in United States government and short-term investment grade securities.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.
     See the Index to Exhibits on page 47 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005	By:	/s/ John T. Kilcoyne

John T. Kilcoyne
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Robert A. Stern

Robert A. Stern
Executive Vice President,
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on May 17, 2005 (Registration No. 333-123154) (“Amendment No. 3”))

3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No.3)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”))

4.2	Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (incorporated by reference to Exhibit 4.2 of Form S-1)

4.3	Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 of Form S-1)

10.1	Employee Cash Bonus Plan with respect to Executive Officers (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 19, 2005)*

10.2	Office Lease dated June 6, 2005 between the Registrant and WW/LJ GATEWAYS LTD., a California limited partnership, for office space located at 821 Fox Lane in San Jose, California (incorporated herein by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 5, 2005)

10.3	Distribution Agreement, dated September 30, 2005, between Micrus Endovascular Corporation and Goodman CO., Ltd.**

10.4	Share Purchase Agreement, dated September 20, 2005, between Mark Ellis and James Mackenzie and Micrus Endovascular Corporation (incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 20, 2005)

10.5	License Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA**

10.6	Contract Manufacturing Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA**

10.7	Agreement for Sharing Development Costs, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA

10.8	Support Services Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA

10.9	Technology Transfer Agreement, dated July 28, 2005, between Micrus Endovascular Corporation and Vascular FX**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or agreement.

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.