Form 10-Q
period 2005-12-31
MICRUS ENDOVASCULAR CORP
filed 2006-02-14
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51323
Micrus Endovascular Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2853441

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

821 Fox Lane
San Jose, California	95131

(Address of principal executive offices)	(Zip Code)
(408) 433-1400

(Registrant’s telephone number, including area code)
610 Palomar Avenue, Sunnyvale, CA 94085

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
Shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding as of February 1, 2006: 14,116,695

MICRUS ENDOVASCULAR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MICRUS ENDOVASCULAR CORPORATION
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$38,874	$15,017
Short-term investments	2,981	1,977
Accounts receivable, net of allowance for doubtful accounts of $216 at December 31, 2005 and $230 at March 31, 2005	4,996	4,486
Inventories, net	4,484	3,930
Prepaid expenses and other current assets	1,194	524

Total current assets	52,529	25,934
Long term investments	—	977
Property and equipment, net	2,000	922
Intangible assets, net	5,359	550
Other assets	208	96
Deferred initial public offering costs	—	1,295

Total assets	$60,096	$29,774

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,451	$2,641
Accrued payroll and other related expenses	2,446	1,663
Accrued liabilities	2,190	1,337

Total current liabilities	6,087	5,641
Warrant liability	—	3,201
Other non-current liabilities	563	51

Total liabilities	6,650	8,893

Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.01 par value;
Authorized: 1,000,000 shares
Issued and outstanding: none at December 31, 2005 and 7,680,943 shares at March 31, 2005	—	58,442

Stockholders’ equity (deficit):
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding:14,105,584 shares at December 31, 2005 and 1,468,235 shares at March 31, 2005	141	15
Additional paid-in capital	101,041	4,397
Deferred stock-based compensation	(454)	(630)
Accumulated other comprehensive loss	(203)	(368)
Accumulated deficit	(47,079)	(40,975)

Total stockholders’ equity (deficit)	53,446	(37,561)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$60,096	$29,774

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$8,092	$5,659	$21,334	$16,623
Cost of goods sold	2,416	1,948	6,264	5,622

Gross profit	5,676	3,711	15,070	11,001

Operating expenses:
Research and development	834	741	4,072	1,811
Sales and marketing	4,049	2,047	9,767	6,010
General and administrative	2,638	3,175	7,098	6,724

Total operating expenses	7,521	5,963	20,937	14,545

Loss from operations	(1,845)	(2,252)	(5,867)	(3,544)
Interest and investment income	389	29	900	137
Interest expense	(2)	(14)	(11)	(27)
Other income (expense), net	(132)	460	(681)	435

Net loss before provision for income taxes	(1,590)	(1,777)	(5,659)	(2,999)
Provision for income taxes	62	—	62	—

Net loss	(1,652)	(1,777)	(5,721)	(2,999)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	—	(138)	(659)	(412)

Net loss attributable to common stockholders	$(1,652)	$(1,915)	$(6,380)	$(3,411)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(1.35)	$(0.62)	$(2.49)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,139	1,415	10,282	1,371
The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,721)	$(2,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657	372
Provision for doubtful accounts	1	39
Loss on disposal of equipment	1	—
Provision for impairment of inventory	164	320
Increase in fair value of 2005 common stock warrants	158	—
Realized loss on investments	5	16
Stock-based compensation expense	180	261
Changes in operating assets and liabilities:
Accounts receivable	(605)	(369)
Inventories	(149)	(1,827)
Prepaid expenses and other current assets	(564)	(218)
Other assets	(114)	(51)
Accounts payable	(1,378)	648
Accrued payroll and other related expenses	808	262
Accrued liabilities	873	714
Other non-current liabilties	512	—

Net cash used in operating activities	(5,172)	(2,832)

Cash flows from investing activities:
Purchase of Neurologic UK Ltd., net of cash acquired	(5,139)	—
Acquisition of property and equipment	(1,458)	(530)
Proceeds from sales of available-for-sale securities	—	3,074

Net cash (used in) provided by investing activities	(6,597)	2,544

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	33,871	(688)
Proceeds from exercise of preferred and common stock warrants	1,007	21
Proceeds from exercise of stock options	434	156
Proceeds from employee stock purchase plan	126	—
Payments of issuance costs for issuance of convertible preferred stock and warrants	(238)	—

Net cash provided by (used in) financing activities	35,200	(511)

Effect of exchange rate changes on cash	426	(416)
Net increase (decrease) in cash and cash equivalents	23,431	(799)
Cash and cash equivalents at beginning of period	15,017	4,927

Cash and cash equivalents at end of period	$38,874	$3,712

Supplemental disclosure of cash flow information:
Interest paid	$11	$28
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$59,227	$—
Accretion to redemption value of redeemable convertible preferred stock	$659	$412
including beneficial conversion feature
Reclassification of 2005 common stock warrants to equity	$3,358	$—
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
Interim unaudited financial information
     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying interim unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Amendment No. 6 of the Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on June 16, 2005.
     The results of operations for the interim periods ended December 31, 2005 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2006 or any future period.
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

Use of estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to accounts receivable and inventories, the recoverability of long-term assets, deferred tax assets and related valuation allowances and valuation of equity instruments.
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

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(1,652)	$(1,777)	$(5,721)	$(2,999)
Beneficial conversion feature of preferred stock	—	—	(383)	—
Accretion of redemable convertible preferred stock to redemption value	—	(138)	(276)	(412)

Net loss attributable to common stockholders	$(1,652)	$(1,915)	$(6,380)	$(3,411)

Denominator:
Weighted-average number of common stocks outstanding used in computing basic and diluted net loss per share	14,139	1,415	10,282	1,371

Anti-dilutive securities
     The following outstanding options, redeemable convertible preferred shares and warrants were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Redeemable convertible preferred stock (as if converted)	—	6,328	—	6,328
Options to purchase common stock	2,559	2,403	2,559	2,403
Warrants to purchase common stock	—	834	—	834
Warrants to purchase redeemable convertible preferred stock (as if converted)	—	421	—	421
	2,559	9,986	2,559	9,986

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
     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(1,652)	$(1,915)	$(6,380)	$(3,411)
Add: Stock-based employee compensation expenses included in reported net loss	57	70	172	210
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(100)	(153)	(389)	(331)

Adjusted net loss	$(1,695)	$(1,998)	$(6,597)	$(3,532)

Net loss per common stock, basic and diluted:
As reported	$(0.12)	$(1.35)	$(0.62)	$(2.49)
Adjusted	$(0.12)	$(1.41)	$(0.64)	$(2.58)
     The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Risk-free interest rates	4.36%	3.11%	4.32%	3.08%
Expected lives	4 years	3 years	4 years	3 years
Dividend yield	0%	0%	0%	0%
Volatility factor	43.5%	0%	43.5%	0%
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
Recent accounting pronouncements
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of earnings. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2007. The Company has not yet determined which fair-value method and transitional provision it will follow.

     In June 2005, the FASB issued Staff Position (“FSP”) No. FAS 150-5 “Issuers Accounting under FASB Statement No.150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable”. The FSP requires that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as equity. The FSP is effective for the first reporting period beginning after June 30, 2005. Although the Company does have outstanding warrants, the common stock issuable upon exercise of the warrants are not redeemable; consequently, FSP No. FAS 150-5 did not have a material impact on the Company’s results of operations or financial condition.
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
     The transaction included an initial cash payment of approximately $4,709,000 in addition to future multi-year revenue based earn-out payments. All three earn-out payments shall be one-third of Neurologic’s product sales during specified periods. In November 2005, the Company paid additional consideration of approximately $120,000 as a purchase price adjustment pursuant to the provisions of the Purchase Agreement.
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
     The transaction has been accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying unaudited consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.
     The total purchase price of approximately $5,756,000 consisted of the cash payments of $4,829,000, the assumed forgiveness of receivables from Neurologic to Micrus Endovascular SA at the acquisition date of $611,000, and direct acquisition related costs of $316,000.
     The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $3,900,000 using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry. Additionally, the Company recorded goodwill of $993,000 associated with the purchase of Neurologic. During the quarter ended December 31, 2005, the Company increased the goodwill balance by approximately $199,000 due to the purchase price adjustment of $120,000, additional direct acquisition related costs of $49,000, and an adjustment related to an assumed tax liability of $30,000.
     The consideration paid for Neurologic was comprised of (in thousands):

Total cash payment	$4,829
Forgiven intercompany payables	611
Direct acquisition related costs	316

Total consideration	$5,756

     The purchase price of Neurologic was allocated as follows (in thousands):

Acquired net assets	$664
Goodwill	1,192
Other intangible assets consisting of:
Customer relationships	900
Distribution agreements	2,300
Non-compete agreements	700

Total purchase price	$5,756

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$6
Accounts receivable	760
Inventories	690
Prepaid expenses and other current assets	143

Total current assets acquired	1,599
Accounts payable	(612)
Accrued and other liabilities	(323)

Total current liabilities assumed	(935)

Net assets acquired	$664

Intangible assets
     The components of intangible assets resulting from the Neurologic acquisition as of December 31, 2005 are as follows (in thousands):

	Gross carrying	Accumulated	Net carrying
	amount	amortization	amount
Customer relationships	$900	$49	$851
Distribution agreements	2,300	124	2,176
Non-compete agreements	700	32	668

	$3,900	$205	$3,695

     The identifiable intangible assets are subject to amortization and have original estimated useful lives as follows: customer relationships- five years, distribution agreements- five years, non compete agreements- six years.
     The future amortization of the identifiable assets is as follows (in thousands):

For Years Ended March 31,	Amortization
2006 (remaining 3 months)	$189
2007	757
2008	757
2009	757
2010	757
2011	424
2012	54

Total	$3,695

     On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company, pursuant to which the Company purchased the intellectual property (“IP”) of Vascular FX. The $4.0 million cash purchase price includes a $1.5 million payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future product sales. On January 31, 200 6, the Company made the first milestone payment of $1. 0 million. The Company has recorded the initial and milestone payments as research and development expense since there are currently no FDA approved products being sold and the intellectual property has no alternative use.
Note 4 — Balance Sheet Components
Inventories
     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005
Raw materials	$448	$664
Work-in-progress	432	722
Finished goods	1,554	1,340
Consigned inventory	2,760	1,794
Inventory held by Latin American distributors	223	361

Total inventory	5,417	4,881
Less inventory allowances	(933)	(951)

Net inventory	$4,484	$3,930

     Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.
Accruals
     Accrued payroll and other related expenses consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005
Accrued bonuses	$1,091	$579
Accrued salaries	209	304
Accrued vacation	665	504
Accrued 401(k) payable	—
Accrued commissions	217	113
Accrued payroll taxes	264	163

Total	$2,446	$1,663

     Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005
Accrued professional fees	$563	$825
Accrued warranty	75	77
Deferred revenue from Japan distribution agreement	150	—
Accrued income tax payable — United Kingdom	172	—
VAT payable	260	24
Accrued other	970	411

Total	$2,190	$1,337

Other non- current liabilities
     Other non- current liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2005	2005
Deferred revenue from Japan distribution agreement	$563	$—
Other non-current liabilities	—	51

	$563	$51

On September 30, 2005, the Company entered into a five-year, exclusive Distribution Agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market Micrus Endovascular’s full line of products in Japan and will purchase a minimum of $27.25 million of such products over the five year term of the agreement, ranging from $2.0 million during the fiscal year ending March 31, 2006 to $9.0 million during the fiscal year ending March 31, 2010. In connection with the Distribution Agreement, Goodman paid the Company an up-front cash payment of $750,000 which has been recorded as deferred revenue. The Company is recognizing the deferred revenue on a straight -line basis over the five year term of the agreement.
Note 5 — Commitments and Contingencies
Lease commitments
     On June 6, 2005, the Company and its current landlord entered into a non-cancelable 7-year lease agreement (the “Lease”). Pursuant to the Lease, the Company will lease approximately 42, 000 square feet of building space to be used as the Company’s headquarters in the United States with both administrative and manufacturing facilities. The Lease commenced in January 2006, with an option for one 5 year extension that may be exercised by the Company.
     The Lease provides for a base rent that increases periodically and averages approximately $41,445 monthly over the lease period and is accounted for on a straight-line basis. The Lease also provides for certain additional payments including the Company’s share of landlord’s operating expenses, including project costs, property taxes and overhead management fees.
     The Company’s old lease of approximately 20,000 square feet of building space with its landlord terminated upon the commencement of the new lease.
     Additionally, the Company leases office space for its two wholly -owned subsidiaries, Micrus SA and Micrus UK, under non-cancelable lease agreements with terms through November 2011 and December 2010, respectively. The combined rent expense for the two operating leases is approximately $90,000 annually. The leases also provide for certain additional payments including the Company’s share of the landlord’s operating expenses.
     Future minimum lease payments are as follows (in thousands):

Minimum lease
For Years Ended March 31,	payments
2006 (remaining 3 months)	$190
2007	649
2008	642
2009	629
2010	600
2011 and beyond	1,360

Total minimum lease payments	$4,070

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
FCPA Investigation
     In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that may likely have violated the Foreign Corrupt Practices Act (FCPA) and the laws of certain foreign countries. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (DOJ) factual information obtained in the Company’s internal investigation of potential violations of the FCPA. In February, 2005, the DOJ and the Company entered into an agreement pursuant to which the DOJ agreed not to prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepted responsibility for the actions of its employees and officers, paid a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation, including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’ s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the Securities and Exchange Commission (SEC). The Company must remain in compliance with these conditions for a period of two years following February 28, 2005 or face the filing of a criminal complaint by the DOJ. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement will be recorded as an expense as incurred.
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
Patent Litigation
     In September 2004, Boston Scientific Corporation (“Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that the Company’s detachable coil devices infringed two patents held by Boston Scientific. In November 2004, the Company answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s occlusive products, and their use, infringed three of the Company’s patents. Each party is seeking an injunction preventing manufacture, offer for sale, use and importation of the other’s detachable coil devices in the United States, damages for past infringement, which may be trebled, and its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain patents of the other are unenforceable due to inequitable conduct.
     Boston Scientific is also a party in two other lawsuits against Cordis Corporation and Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against Micrus are also at issue. Those patents are currently being reexamined by the United States Patent and Trademark Office (USPTO). In February 2005, the court granted a stay of the Boston Scientific lawsuit against Micrus until the earlier of twelve months or the outcome of the reexamination by the USPTO in the Cordis case. Micrus has filed a motion to extend the stay pen ding reexamination of the patents. Unless this motion is granted, discovery will commence following expiration of the stay on February 23, 2006.
     The Company is unable at this time to determine the outcome of any such litigation. If the litigation is protracted or results in an unfavorable outcome to the Company, the impact to the financial position, results of operations or cash flows of the Company could be material.
Note 6— Redeemable Convertible Preferred Stock
     The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of December 31, 2005, there are no shares of preferred stock issued or outstanding.

Conversion
     Upon closing of the Company’s IPO, all outstanding s hares of redeemable convertible preferred stock automatically converted into 7,919,626 shares of common stock.
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
     The warrants to purchase 7,753 shares of Series D preferred stock that were not exercised prior to the closing of the IPO expired. None of these warrants remain outstanding at December 31, 2005.
Note 7 — Common Stock
     The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2005.
2000 Common Warrants
     In December 2000, the Company entered into a warrant agreement with the Series D redeemable convertible preferred stock financing placement agent. The Company issued warrants to purchase 167,618 shares of common stock at an exercise price of $8.64 per share. These warrants expired in December 2005.
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

     Of the 2003 common stock warrants, there were warrants to purchase 1,996 shares of common stock that were not exercised prior to closing of the IPO and expired. None of these warrants remain outstanding at December 31, 2005.
2005 Common Warrants
     In conjunction with the Series E preferred stock financing in February and March of 2005, the Company issued warrants to purchase common stock of the Company (the “2005 common stock warrants”). The 2005 common stock warrants were not initially exercisable, but were to become exercisable for an aggregate of 671,614 shares of common stock at $9.00 per share if the Company had not closed the IPO prior to December 31, 2005, or for an adjusted number of shares (calculated based on the IPO price) with an exercise price of $0.000225 if the IPO closed prior to December 31, 2005 at a price less than $13.50 per share. Based on the IPO price of $11.00 per share, the 2005 common stock warrants became exercisable for an aggregate of 305,272 shares of common stock at an exercise price of $0.000225 per share.
     Between April 1, 2005 and December 31, 2005, warrants to purchase 263,018 shares of common stock were issued upon the exercise of warrants. All of these warrants were exercised at an aggregate exercise price of $0.000225 per share. Warrants covering an aggregate of 238,761 shares of common stock were exercised without cash. In most cases the aggregate purchase price was offset by the value of fractional shares payable upon exercise of such warrants; however an aggregate of 2 shares were withheld in payment of the aggregate exercise price of one warrant resulting in a net issue of 238,759. Warrants covering additional 24,259 shares of common stock were exercised for cash. There were warrants to purchase 42,252 shares of common stock at an exercise price of $0.000225 per share outstanding at December 31, 2005, which will expire on January 1, 2011.
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

     The 2005 Plan provides for the issuance of both incentive stock options and nonqualified stock options. The Company has reserved a total of 2,222,220 shares of its common stock for issuance under the 2005 Plan. In addition, any authorized shares not issued under the 1998 Plan, on the effective date of the Company’s IPO, as well as any shares that are (1) issuable upon exercise of options granted pursuant to the 1998 Plan and the 1996 Plan that expire or become unexercisable for any reason without having been exercised in full, and (2) are forfeited or repurchased under the 1998 Plan and the 1996 Plan, will be available for grant under the 2005 Plan.
     Option activity under the 2005 Plan is as follows (in thousands, except per share data):

	Options	Options outstanding
	available	Number	Weighted average
	for grant	of options	exercise price
Balance at March 31, 2004	235	1,620	$0.83
Options authorized	978	—	—
Options granted	(1,265)	1,265	$7.58
Options exercised	—	(203)	$0.88
Options forfeited	186	(186)	$1.97
Options canceled	49	(49)	$1.52
Common stock issued under the plan	(4)	—	—

Balance at March 31, 2005	179	2,447	$4.06
Options authorized	2,222	—
Options granted	(721)	721	$9.34
Options exercised	—	(530)	$0.82
Options forfeited	79	(79)	$7.80

Balance at December 31, 2005	1,759	2,559	$6.10

     The options outstanding and currently exercisable by exercise price at December 31, 2005 are as follows (in thousands, except per share data):

	Options Outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
	Number	contractual life	exercise	Number	exercise
Exercise Price	Outstanding	(years)	price	exercisable	price
$ 0.68 - $ 1.01	541	5.5	$0.78	498	$0.77
$ 1.13 - $ 1.15	156	7.0	$1.14	100	$1.14
$ 5.63	894	9.0	$5.63	305	$5.63
$ 6.51 - $ 9.89	463	10.0	$8.55	64	$7.54
$10.00 - $13.39	505	9.0	$11.93	169	$13.00

$ 0.68 - $13.39	2,559	8.3	$6.10	1,136	$4.31

Stock-Based Compensation
     In anticipation of the Company’s IPO, the Company determined that for financial reporting purposes the estimated value of its common stock was in excess of the exercise price for certain option grants occurring in the fiscal year ended March 31, 2004. The Company records the deferred compensation expense on a straight-line basis over the vesting period , reduced for any cancellation of unvested options. For the three and nine months ended December 31, 2005 and 2004, the Company recorded employee stock-based compensation expense of $57,000, $70,000, $172,000 and $210,000, respectively.
Non-Employee Options
     The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	December 31,
	2005	2004
Risk-free interest rate	4.39%	4.62%
Expected life (in years)	6 years	7 years
Dividend yield	0.0%	0.0%
Volatility	48%	51%
     The stock -based compensation expense will fluctuate as the fair market value of the common stock fluctuates. For the three and nine months ended December 31, 2005 and 2004, the Company recorded non-employee stock — based compensation expense (income) of $(1,000), $38,000, $8,000 and $51,000, respectively.
     The non-cash employee and non -employee stock-based compensation has been recorded as follows: Formatted: Font: 8 pt

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Cost of goods sold	$6	$7	$19	$20
Research and development	(2)	10	7	20
Sales and marketing	2	36	22	60
General and administrative	50	55	132	161

Total	$56	$108	$180	$261

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

     The Purchase Plan provides for offering periods of 12 months and purchase periods of 6 months or such shorter period as may be established by the Company’s board of directors. The offering periods start on April 1 and October 1 of each year; provided, however, that the initial offering period shall commence on the effective date of the IPO and end on September 30, 2005. During the quarter ended September 30, 2005, there were 15,016 shares issued under the Purchase Plan at a purchase price of $8.41 per share.
Note 9 — Segments
     The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. For all periods presented, the Company operated in two business segments, the Americas and Europe. The products and services sold by each segment is substantially the same and the Company evaluates performance and allocates resources primarily based on revenue and gross profit. Revenue and gross profit for these segments were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenue:
Americas	$4,796	$3,399	$12,490	$9,590
Europe	3,296	2,260	8,844	7,033

Total	$8,092	$5,659	$21,334	$16,623

Gross Profit:
Americas	$3,826	$2,349	$10,739	$7,774
Europe	1,850	1,362	4,331	3,227

Total	$5,676	$3,711	$15,070	$11,001

Note 10 — Subsequent Event
     On January 6, 2006, the Company entered into a License, Development and Distribution Agreement (the “Biotronik Agreement”) with Biotronik AG, a Swiss corporation (“ Biotronik”), pursuant to which the Company will be the exclusive worldwide distributor for neurovascular products developed based the Biotronik Agreement. Pursuant to the Biotronik Agreement, Biotronik and the Company will collaborate to develop certain neurovascular products. In addition, pursuant to the Biotronik Agreement, Biotronik granted to the Company an exclusive license to certain patents, know-how and other proprietary technology in the neurovascular field. The Biotronik Agreement has a term that is perpetual unless earlier terminated by the parties or by operation of law.
     Under the terms of the Biotronik Agreement, the Company has paid an upfront licensing fee of 500,000 Euros, or approximately $610,000, and will make milestone payments to Biotronik upon receipt of approvals to market products jointly developed through the Biotronik Agreement. Additionally, the Company will fund ongoing project development, make payments based on the achievement of certain predetermined milestones and pay royalties on products sold based on this agreement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements with the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, with the related notes included elsewhere in this Quarterly Report on Form 10-Q and with other factors described from time to time in our other filings with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in the forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A “Risk Factors” below and elsewhere in this Quarterly Report on Form 10-Q.
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
     Our revenues are derived primarily from sales of our microcoils. We also sell accessory devices, which currently do not account for a significant portion of our revenues. Geo graphically, our revenues are generally split between customers in the Americas and Europe. Our products are shipped from our facilities in the United States, Switzerland, United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, free of charge and remain on site, provided the hospital orders minimum monthly quantities of our products. In those cases, hospitals are invoiced upon receipt of notice of product use.
     We anticipate that our cost of goods sold will generally increase in absolute dollars during those quarters in which our sales increase or we incur additional manufacturing costs in anticipation of the commercial introduction of new products. Furthermore, we expect our gross margin percentage may decrease in those quarters in which we initiate sales of a new product or product line, or enter new geographic territories. In August 2004, we introduced our Cerecyte® microcoil product line incorporating a bioactive filament in our MicruSphere ®, HeliPaq® and UltiPaq® microcoils. In November 2005, we introduced our PresidioTM microcoil product line for the treatment of large, irregular cerebral aneurysms. In December 2005 , we introduced our Cerecyte 18 microcoil, which expands our Cerecyte product line to include additional microcoils that enable the treatment of large cerebral aneurysms. Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our accessory product offerings. We also intend to expand our direct sales force worldwide and enter the Asian market. On September 30, 2005, the Company entered into a five-year, exclusive distribution agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the distribution agreement, Goodman will promote and market Micrus Endovascular’s full line of products in Japan once we receive the requisite local regulatory approvals.
     As we expect to continue to incur net losses for the foreseeable future as described below, we currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash which includes the net proceeds from our recent initial public offering.
     We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 200 1, to $24.0 million in fiscal 2005 and to $21.3 million in the first nine months of fiscal 2006.
     Since inception, we have been unprofitable. We have incurred net losses of $4.2 million in fiscal 2003, $2.0 million in fiscal 2004, $6.7 million in fiscal 2005 and $5.7 million in the first nine months of fiscal 2006. We expect to continue to incur net losses for the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of December 31, 2005, we had an accumulated deficit of $47.1 million.
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
     On July 6, 2005, we sold an additional 250,000 shares of our common stock at $11.00 per share pursuant to the over-allotment option granted by us to the underwriters of our IPO. The net proceeds to us from the exercise of the over-allotment option was approximately $2.6 million. Together with the over -allotment shares sold by the Company, the total cash proceeds in the offering to the Company were approximately $35.8 million, net of underwriting discounts and commissions.
     On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company, pursuant to which the Company purchased the intellectual property of Vascular FX. The $4.0 million cash purchase price includes a $1.5 million payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future product sales. On January 31, 200 6, we made the first milestone payment of $1.0 million.
     On September 20, 2005, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Mark Ellis and James MacKenzie for the entire issued share capital of Neurologic UK Limited (“Neurologic”), a privately held distributor of Micrus Endovascular products in the United Kingdom. Neurologic accounted for approximately 14% of our revenues during the fiscal year ended March 31, 2005.
     Pursuant to the Purchase Agreement, Mark Ellis sold 50 Ordinary Shares, and James MacKenzie sold 50 Ordinary Shares to the Company for an initial cash consideration of approximately $4,709,000 in addition to future multi-year revenue based earn-out payments. All three earn -out payments will be one-third of Neurologic’s product sales during specified periods. In November 2005, we paid additional consideration of approximately $120,000 as a purchase price adjustment pursuant to the provisions of the Purchase Agreement.
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
     The total purchase price of approximately $5,756,000 consisted of th e initial cash payment of $4, 709,000, the additional payment for the purchase price adjustment of $120,000, the assumed forgiveness of receivables from Neurologic to Micrus Endovascular SA at the acquisition date of $611,000, and direct acquisition related costs of $316,000. The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $3,900,000. Additionally, the Company recorded goodwill of $1,192,000 associated with the purchase of Neurologic.
     On September 30, 2005 , we entered into a five-year, exclusive Distribution Agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market Micrus Endovascular’s full line of products in Japan and will purchase a minimum of $27.25 million of such products over the five year term of the agreement, ranging from $2.0 million during fiscal year 2006 to $9.0 million during fiscal year 2010. The initial term of the Distribution Agreement is five years, subject to the right of the parties to terminate earlier based upon the occurrence of certain events, and automatically renews for successive one year periods unless otherwise determined by either party. In connection with the Distribution Agreement, Goodman paid us an up-front cash payment of $750,000 which has been recorded as deferred revenue. We are recognizing the deferred revenue on a straight-line basis over the five year term of the agreement.
     On January 6, 2006, the Company entered into a License, Development and Distribution Agreement (the “Biotronik Agreement”) with Biotronik AG, a Swiss corporation (“ Biotronik”), pursuant to which the Company will be the exclusive worldwide distributor for neurovascular products developed based on the Biotronik Agreement. Pursuant to the Biotronik Agreement, Biotronik and the Company will collaborate to develop certain neurovascular products. In addition, pursuant to the Biotronik Agreement, Biotronik granted to the Company an exclusive license to certain patents, know-how and other proprietary technology in the neurovascular field. The Biotronik Agreement has a term that is perpetual unless earlier terminated by the parties or by operation of law.
     Under the terms of the Biotronik Agreement, the Company has paid an upfront licensing fee of 500,000 Euros, or approximately $610,000, and will make milestone payments to Biotronik upon receipt of approvals to market products jointly developed through the Biotronik Agreement. Additional ly, the Company will fund ongoing project development, make payments based on the achievement of certain predetermined milestones and pay royalties on products sold based on this agreement.

Results of Operations
     The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and nine months ended December 31, 2005 and 2004:

	Three months ended		Nine months ended
	December 31,		December 31,
	2005	2004	2005	2004
	%	%	%	%
Consolidated Statement of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	30%	34%	29%	34%

Gross profit	70%	66%	71%	66%

Operating expenses:
Research and development	10%	13%	19%	11%
Sales and marketing	50%	36%	46%	36%
General and administrative	33%	56%	33%	40%

Total operating expenses	93%	105%	98%	87%

Loss from operations	(23%)	(39%)	(27%)	(21%)
Interest and investment income	5%	1%	4%	1%
Interest expense	0%	(0%)	0%	0%
Other income, net	(2%)	8%	(3%)	3%

Net loss before provision for income taxes	(20%)	(30%)	(26%)	(17%)

Provision for income taxes	1%	0%	0%	0%

Net loss	(21%)	(30%)	(26%)	(17%)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	0%	(2%)	(3%)	(3%)

Net loss attributable to common stockholders	(21%)	(32%)	(29%)	(20%)

Three Months Ended December 31, 2005 and 2004
Revenues
     Our revenues are derived primarily from sales of our microcoils and to a lesser extent sales of accessory devices used in the treatment of cerebral vascular diseases. Our revenues were $8.1 million in the third quarter of fiscal 2006, an increase of $2.4 million or 43% from $5.7 million in the third quarter of fiscal 2005. This increase was primarily due to an increase in the number of microcoils shipped during this period. Factors driving this increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate and the launch of our Cerecyte microcoil product line in August 2004.
Gross Profit
     Cost of goods sold consists of materials, direct labor, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Cost of goods sold were $2.4 million in the third quarter of fiscal 2006, an increase of $0.5 million or 24% from $1.9 million in the third quarter of fiscal 2005. The in crease in cost of goods sold during the third quarter of fiscal 2006 as compared to the corresponding quarter in the prior year was primarily from increased personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production partially, offset by increased manufacturing efficiencies.
     Gross profit was $5.7 million in the third quarter of fiscal 2006, an increase of $2.0 million or 53% from $3.7 million in the third quarter of fiscal 2005. Gross margin was 70% in the third quarter of iscalf 2006 and 66% in the third quarter of fiscal 2005. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies , partially offset by the increase in cost of goods sold of $267,000 primarily due to higher per unit cost of inventory acquired in connection with the purchase of Neurologic that was sold in the third quarter of fiscal 2006. We expect our gross margins to fluctuate in future periods based on the mix of our product sales.
Operating Expenses
     Research and Development. Research and development expenses consist primarily of costs associated with the design, development, and testing of new and existing products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses were $0.8 million in the third quarter of fiscal 2006, an increase of $0.1 million or 13% from $0.7 million in the third quarter of fiscal 2005. The increase was primarily due to an increase of $157,000 related to increased headcount, an increase of $98,000 in supplies expense associated with developing and testing of new products, an increase of $ 76,000 in expenses related to animal studies and consulting expenses related to the development of our stent, microcatheter and microcoil products, as well as an increase of $32,000 travel related expenses. These increases were partially offset by a decrease of $0. 3 million in expenses in connection with evaluating in-process technology. As a percentage of revenues, research and development expenses were 10% in the third quarter of fiscal 2006 and 13% in the third quarter of fiscal 2005. We expect our research and development expenses to increase in absolute dollars in future periods as we as hire additional development personnel, continue work on product improvements, expand our existing product line and explore new product opportunities.
     Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses were $4.0 million in the third quarter of fiscal 2006, an increase of $2.0 million or 98 % from $2.0 million in the third quarter of fiscal 2005. This increase was primarily due to an increase of $0.7 million associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commission costs of $379,000 on increased sales in the United States and Europe, higher travel expenses of $303,000 as a res ult of increased headcount, as well as an increase of $266,000 in graphic design, promotional and printing costs in connection with new product releases and the relocation of our offices in the United States, Switzerland, and the United Kingdom. As a percentage of revenues, sales and marketing expenses increased to 50% in the third quarter of fiscal 2006 from 36% in the third quarter of fiscal 2005 primarily due to an increase in headcount both in the United States and Europe in the direct sales force and clinical support group. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.
     General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit and information technology consulting. General and administrative expenses were $2.6 million in the third quarter of fiscal 2006, a decrease of $0.5 million or 17% from $3.2 million in the third quarter of fiscal 2005. The decrease was primarily due to lower legal costs of $0.7 million related to FCPA compliance, patent litigation and general matters and lower audit costs of $192,000 in connection with the Company’s preparation for an IPO. These decreases were partially offset by an increase of $183,000 related to the amortization of identifiable intangible assets in connection with the purchase of Neurologic, an increase of $160,000 related to higher finance and administrative personnel costs, an increase of $120,000 due to higher directors and officers insurance premiums, an increase of $112,000 related to audit costs in connection with the Company’s filing of a Current Report on Form 8-K in connection with Neurologic and an increase of $89,000 related to investor relations costs and board of directors fees. As a percentage of revenues, general and administrative expenses were 33% in the third quarter of fiscal 2006 and 56% in the third quarter of fiscal 2005. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.
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
     The resulting amortization expense of the deferred stock-based compensation for the grant of stock options to employees was $57,000 and $70,000 in the third quarters of fiscal years 2006 and 2005, respectively. We anticipate we will record amortization of deferred compensation related to these employee stock option grants as follows:

Fiscal Year 2006 (remaining 3 months)	$57,000
Fiscal Year 2007	$229,000
Fiscal Year 2008	$168,000
     The compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services. In addition to the amounts outlined above, beginning in the first quarter of our fiscal year 2007, we will record compensation expense for the value of stock options vesting from that date forward in accordance with the provisions of SFAS No. 123R.
     In addition, stock options issued to non-employees, generally for consulting services related to patient studies or marketing analysis, are recorded at their fair value on the date of vesting in accordance with SFAS No. 123 and EITF No. 96-18 and recognized over the respective service or vesting period. In connection with stock options issued to non-employees, we recorded $(1,000) and $38,000 of stock-based compensation expense (income) in the third quarters of fiscal years 2006 and 2005, respectively.
Other Income, net
     Other income, net consists primarily of investment income, interest expense, and foreign currency gains and losses. Total other income, net was $255,000 in the third quarter of fiscal 2006, a decrease of $220,000 from $475,000 in the third quarter of fiscal 2005. This decrease was primarily due to higher foreign exchange losses of $0.6 million resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables , offset by an increase to interest income of $360,000 as a result of higher average cash and investment balances , which includes the net proceeds from our IP O.
Accretion of Redeemable Convertible Preferred Stock to Redemption Value
     Our convertible preferred stock that was outstanding prior to the closing of the IPO was redeemable at the request of the holder on or after the sixth anniversary of the original issuance date based upon certain circumstances. This right expired upon the automatic conversion of all of our preferred stock into common stock upon the closing of the IPO. Prior to the closing of the IPO, we were accreting the carrying value of the preferred stock to the mandatory redemption amount on the sixth anniversary using the effective interest method through periodic charges to additional paid-in capital. We recorded a non-cash charge of $138,000 for the accretion on our redeemable convertible preferred stock in the third quarter of fiscal year 2005. No charge was recorded in the third quarter of fiscal 2006 as the IPO was completed in June 2005.
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
Nine Months Ended December 31, 2005 and 2004
Revenues
     Our revenues were $21.3 million in the first nine months of fiscal 2006, an increase of $4.7 million or 28% from $16.6 million in the first nine months of fiscal 2005. This increase was primarily due to an increase in the number of microcoil products shipped during this period. Factors driving this increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate and the launch of our Cerecyte microcoil product line in August 2004.
Gross Profit
     Cost of goods sold were $6.3 million in the first nine months of fiscal 2006, an increase of $0.6 million or 11% from $5.6 million in the first nine months of fiscal 2005. The increase in cost of goods sold during the first nine months of fiscal 2006 as compared to the corresponding period in the prior year was primarily from increased personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production partially, offset by increased manufacturing efficiencies.

     Gross profit was $15.1 million in the first nine months of fiscal 2006, an increase of $4.1 million or 37% from $11.0 million in the first nine months of fiscal 2005. Gross margin was 71% in the first nine months of fiscal 2006 and 66% in the first nine months of fiscal 2005. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by the increase in cost of goods sold of $331,000 primarily due to higher per unit cost of inventory acquired in connection with the purchase of Neurologic that was sold from the acquisition date thru the third quarter of fiscal 2006..
Operating Expenses
     Research and Development. Research and development expenses were $4.1 million in the first nine months of fiscal 2006, an increase of $2.3 million or 125% from $1.8 million in the first nine months of fiscal 2005. The increase was primarily due to expenses in connection with evaluating in-process technology and the purchase of intellectual property (“IP”) from Vascular FX amounting to $1.6 million, an increase of $ 337,000 related to increased headcount, as well as an increase of $178,000 in supplies expense associated with developing and testing of new products. As a percentage of revenues, research and development expenses were 19 % in the first nine months of fiscal 2006 and 11% in the first nine months of fiscal 2005.
     Sales and Marketing. Sales and marketing expenses were $9.8 million in the first nine months of fiscal 2006, an increase of $3.8 million or 63% from $6.0 million in the first nine months of fiscal 2005. This increase was primarily due to an increase of $1.5 million associated with additional sales and marketing personnel in the United States and Europe,higher sales incentive and commission costs of $0.7 million on increased sales in the United States and Europe, higher travel expenses of $0.6 million, an increase of $323,000 related to graphic design, promotional and printing costs in connection with new product releases and the relocation of our offices in the United States, Switzerland, and the United Kingdom, as well as an increase of $13 0,000 primarily due to a randomized post product release trial with our Cerecyte product. As a percentage of revenues, sales and marketing expenses increased to 46% in the first nine months of fiscal 2006 from 36% in the first nine months of fiscal 2005 due to an increase in headcount both in the United States and Europe in the direct sales force and clinical support group.
     General and Administrative. General and administrative expenses were $7.1 million in the first nine months of fiscal 2006, an increase of $0.4 million or 6% from $6.7 million in the first nine months of fiscal 2005. The increase was primarily due to an increase of $469,000 related to higher finance and administrative personnel costs, an increase of $321,000 primarily related to management bonuses in connection with our IPO, an increase of $247,000 due to higher insurance premiums for our directors and officers insurance policy, an increase of $210,000 associated with investor relations costs and board of directors fees , as well as an increase of $204,000 related to the amortization of identifiable intangible assets in connection with the purchase of Neurologic and an increase of $159,000 primarily related to audit costs in connection with the 8K filing for the acquisition of Neurologic. These increases were offset by a decrease in legal costs of $434,000 related to FCPA compliance, patent litigation and general matters, a decrease in audit costs of $415,000 in connection with the Company’s preparation for the IPO and a decrease in outside services costs of $135,000 primarily due to lower costs supporting our information technology infrastructure. As a percentage of revenues, general and administrative expenses were 33% in the first nine months of fiscal 2006 and 40% in the first nine months of fiscal 2005.
Stock-based Compensation Charges
     The amortization expense of the deferred stock-based compensation for the grant of stock options to employees was $172,000 and $210,000 in the first nine months of fiscal years 2006 and 2005, respectively.
     The amortization expense of the deferred stock-based compensation for the grant of stock options to non-employees was $8,000 and $51,000 in the first nine months of fiscal years 2006 and 2005, respectively.
Other Income, net
     Total other income, net was $208,000 in the first nine months of fiscal 2006, a decrease of $337,000 from total other income, net of $545,000 in the first nine months of fiscal 2005. This decrease was primarily due to higher foreign exchange losses of $1.0 million resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables , a non-operating charge of $158,000 recorded upon the completion of the IPO for the change in fair value of the 2005 common stock warrants, offset by in increase in interest income of $0.8 million as a result of higher average cash and investment balances.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value
     We recorded a non-cash charge of $276,000 and $412,000 for the accretion on our redeemable convertible preferred stock in the first nine months of fiscal years 2006 and 2005, respectively.
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
     As of December 31, 2005, we had cash and marketable securities of $41.9 million, compared to $18.0 million at March 31, 2005. We believe that existing cash and marketable securities, and funds expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
     Net cash used in operating activities was $5. 2 million during the first nine months of fiscal 2006 as compared to $2.8 million during the first nine months of fiscal 2005. Net cash used in operating activities during the first nine months of fiscal 2006 resulted primarily from operating losses, and increases in prepaid expenses and other assets primarily related to the payment of directors and officers insurance premiums of $4 29,000, and prepayments of services related to the Company’s new headquarters and manufacturing facility of $204,000, a decrease in accounts payable primarily related to (i) payments of audit fees in connection with the Company’s preparation for the IPO of $659,000; (ii) payment of the monetary penalty of $450,000 to the Department of Justice; (iii) payments of legal costs related to FCPA compliance, patent litigation and general matters of $415,000, partially offset by an increase in other accrued liabilities primarily related to the upfront payment of $750,000 in connection with the Japan distribution agreement, an increase in accrued payroll and related expenses primarily related to higher accrued bonuses and commissions and non -cash items such as depreciation and amortization, charges related to certain stock warrants and stock-based compensation. Net cash used in operating activities during the first nine months of fiscal 2005 resulted from operating losses and net increases in accounts receivable, inventories, and accounts payable resulting from the growth of our business, partially offset by and non-cash items such as depreciation and amortization, and stock-based compensation.
     Net cash used in investing activities was $6.6 million during the first nine months of fiscal 2006, as compared to net cash provided by investing activities of $2.5 million during the first nine months of fiscal 2005. Cash used in investing activities during the first nine months of fiscal 2006 was primarily related to the purchase of Neurologic and, the purchase of capital equipment primarily related to the relocation of our corporate headquarters. Net cash provided by investing activities during the first nine months of fiscal 2005 was primarily related to the proceeds from sales of marketable securities of $3.1 million, partially offset by the purchase of capital equipment.
     Net cash provided by financing activities was $35. 2 million during the first nine months of fiscal 2006, primarily consisting of net proceeds of $33.2 million from the sale of common stock in our IPO, partially offset by the expenditure of $1.9 million incurred in preparation for the IPO, net proceeds of $2.6 million from the over-allotment option exercise by the underwriters, proceeds of $1.0 million from the exercise of preferred and common stock warrants, and proceeds of $0.6 million from the exercise of stock options and employee stock purchase plan, partially offset by payments related to issuance costs for preferred stock of $238,000. During the first nine months of fiscal 2005, net cash used by financing activities was $0.5 million primarily consisting of common stock issuance costs of $688,000 partially offset by proceeds of $177,000 from the exercise of stock options and warrants.
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

Contractual Obligations
     We have obligations under non-cancelable operating leases with various expiration dates through 2012 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting. As of December 31, 2005, the future minimum lease payments under these leases and purchases commitments were as follows:

	Payments Due by Period
		Less than	1-3	4	Beyond
	Total	1 year	years	years	4 years
Contractual obligations:
Non-cancelable operating lease obligations	$4,070	$676	$1,886	$592	$916
Purchase commitments	$1,232	$1,232

Total	$5,303	$1,909	$1,886	$592	$916

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. In the first nine months ended December 31, 2005, approximately 47% of our revenue was denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenue is denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $154,000 related to our loan with Micrus SA and a $291,000 decrease in our comprehensive loss from our investment in Micrus SA. A hypothetical 10% decline in the value of the euro and pound sterling versus the Swiss franc would cause us to recognize a loss of $138,000 and $119,000, respectively, based on our foreign denominated receivables as of December 31, 2005.
     In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non -U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.
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
Item 4. Controls and Procedures.
     The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer and Secretary have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
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
Patent Litigation
     In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our coil devices infringe two patents held by Boston Scientific and that this infringement is willful. Sales of our microcoil devices currently represent approximately 94% of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us. In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s occlusive products, and their use, infringe three of our patents. Each party seeks an injunction preventing manufacture, offer for sale, use and importation of the other’s detachable coil devices in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
     Boston Scientific is also a party in two other lawsuits against Cordis Corporation and Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against us are also at issue. An outcome of either of these lawsuits adverse to Cordis Corporation or Micro Therapeutics, and related to the same patents Boston Scientific assets against Micrus, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific. Those patents are currently being re-examined by the United States Patent and Trademark Office (USPTO). Under the federal patent statutes and regulations, a wide spectrum of outcomes is possible as a result of reexamination proceedings, including cancellation of any claim of the patents finally determined to be un-patentable, confirmation of any claim of the patents finally determined to be patentable, or incorporation into the patents of any proposed amendment or new claim determined to be patentable that does not enlarge the scope of the patents.
     In February 2005, the court granted a stay of the Boston Scientific lawsuit against us until the earlier of twelve months or the outcome of the reexamination discussed above. We have filed a motion to extend the stay beyond the twelve-month period pending the reexamination. The stay will expire February 23, 2006, unless the court grants our motion. If the Boston Scientific lawsuit against us resumes after the stay and if claims of the Boston Scientific patents that are in reexamination are determined to be patentable, including any added, amended or modified claims, we would have to litigate or attempt to settle the patent infringement claims asserted by Boston Scientific. No discovery has been conducted in the litigation and none will be conducted during the stay. Boston Scientific has not yet identified the asserted claims in its patents at issue or the accused products. We are unable at this time to determine the likely outcome of any such litigation. Patent lawsuits involve complex legal and factual issues which can take a number of years and a great deal of expense and management attention to resolve. We may also be subject to potentially negative publicity due to the litigation. In the event it is determined that we infringe patent claims asserted by Boston Scientific and that those claims are not invalid and not unenforceable we may, among other things, be required to do one or more of the following:
•	pay damages, including up to treble damages and Boston Scientific’s attorney’s fees and costs, which may be substantial;

•	cease, by injunction, the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of our microcoil devices found to infringe the patent claims asserted by Boston Scientific, which microcoil devices currently represent approximately 94% of our revenues;

•	expend significant resources to redesign our technology so that it does not infringe the patent claims asserted by Boston Scientific, which may not be possible;

•	discontinue manufacturing or other processes that incorporate technology that infringes the patent claims asserted by Boston Scientific;

•	become subject to a compulsory license order under which we would be required to pay Boston Scientific a royalty on future sales of our products; and/or

•	obtain a license from Boston Scientific to use the relevant patents, which may not be available to us on acceptable terms, or at all.
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

Item 1A. Risk Factors.
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
     The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 interventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a preponderance of the total number of embolic coiling procedures per year. In the three months ended December 31, 2005, a substantial portion of our product sales were to approximately 54 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained interventionalists that currently use products offered by our competitors. We believe that interventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe interventionalists base their decision to use an alternative procedure or product on the following criteria, among others:
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
     We were incorporated in the state of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $4.2 million in fiscal 2003, $2.0 million in fiscal 2004, $6.7 million in fiscal 2005 and $5.7 million for the first nine months of fiscal 2006. At December 31, 2005, we had an accumulated deficit of $47.1 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
     Boston Scientific is also a party in two other lawsuits against Cordis Corporation and Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against us are also at issue. An outcome of either of these lawsuits adverse to Cordis Corporation or Micro Therapeutics, Inc., and related to the same patents Boston Scientific assets against Micrus, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific. Those patents are currently being re-examined by the United States Patent and Trademark Office (USPTO). Under the federal patent statutes and regulations, a wide spectrum of outcomes is possible as a result of reexamination proceedings, including cancellation of any claim of the patents finally determined to be un-patentable, confirmation of any claim of the patents finally determined to be patentable, or incorporation into the patents of any proposed amendment or new claim determined to be patentable that does not enlarge the scope of the patents.
     In February 2005, the court granted a stay of the Boston Scientific lawsuit against us until the earlier of twelve months or the outcome of the reexamination discussed above. We have filed a motion to extend the stay beyond the twelve-month period pending the reexamination. The stay will expire February 23, 2006, unless the court grants our motion. If the Boston Scientific lawsuit against us resumes after the stay and if claims of the Boston Scientific patents that are in reexamination are determined to be patentable, including any added, amended or modified claims, we would have to litigate or attempt to settle the patent infringement claims asserted by Boston Scientific. No discovery has been conducted in the litigation and none will be conducted during the stay. Boston Scientific has not yet identified the asserted claims in its patents at issue or the accused products. We are unable at this time to determine the likely outcome of any such litigation. Patent lawsuits involve complex legal and factual issues which can take a number of years and a great deal of expense and management attention to resolve. We may also be subject to potentially negative publicity due to the litigation. In the event it is determined that we infringe patent claims asserted by Boston Scientific and that those claims are not invalid and not unenforceable we may, among other things, be required to do one or more of the following:
•	pay damages, including up to treble damages and Boston Scientific’s attorney’s fees and costs, which may be substantial;

•	cease, by an injunction, the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of our microcoil devices found to infringe the patent claims asserted by Boston Scientific, which microcoil devices currently represent approximately 94% of our revenues;

•	expend significant resources to redesign our technology so that it does not infringe the patent claims asserted by Boston Scientific, which may not be possible;

•	discontinue manufacturing or other processes that incorporate technology that infringes the patent claims asserted by Boston Scientific;

•	become subject to a compulsory license order under which we would be required to pay Boston Scientific a royalty on future sales of our products; and/or

•	obtain a license from Boston Scientific to use the relevant patents, which may not be available to us on acceptable terms, or at all.
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
     We are required to comply with a number of international regulations related to sales of medical devices and contractual relationships with physicians in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act (FCPA) which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing him or her to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage.
     In August 2004 while reviewing our sales and payment procedures, we identified certain payments we made to physicians outside the United States that may have violated the FCPA and the laws of certain foreign countries. Following an internal investigation, we voluntarily disclosed to the United States Department of Justice (DOJ) the factual information obtained in our internal investigation of potential violations of the FCPA.
     After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005. Pursuant to that agreement, the DOJ will not prosecute us for the conduct disclosed to the DOJ, and we agreed to various conditions, including establishing policies and procedures to assure compliance with the FCPA and other relevant anti-bribery laws, retaining an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and to monitor our implementation of and adherence to FCPA compliance policies and procedures, and fully cooperating with the DOJ, the independent monitor, and the SEC. We must remain in complete compliance with these conditions for a period of two years, or face the filing of a criminal complaint against us. The terms of the DOJ Agreement will bind our successors, or any merger partners, as long as the DOJ Agreement is in effect

     The payments we made to physicians in France, Germany, Spain and Turkey also may have likely violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where our Swiss subsidiary is located. We are not able to determine at this time what penalties or other sanctions, if any, authorities in France, Germany, Spain, Turkey or Switzerland may impose on us as a result of such violations.
Though we have adopted a number of compliance procedures, including adoption of a Foreign Corrupt Practices Act Policy and related procedures, and appointed a Compliance Officer, we cannot assure you that we will be able to comply with the various regulations in foreign jurisdictions, which vary from country to country. Implementing and monitoring such compliance procedures in a number of foreign jurisdictions can be very expensive and time-consuming. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to sell products in certain foreign jurisdictions.
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
     A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2003, 2004 and 2005, revenues from customers outside the United States represented approximately 53%, 50% and 48%, respectively, of our revenues. For the first nine months ended December 31, 2005, revenues from customers outside the United States represented approximately 51% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. In the first nine months ended December 31, 2005, approximately 47% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pounds sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.
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
     We have experienced, and may continue to experience, periods of rapid growth and expansion, which have placed, and will likely continue to place, a significant strain on our limited personnel and other resources. In particular, the expansion of our fabrication facility and the planned increase in our direct sales force will require significant management, technical and administrative resources. Certain members of our senior management team have been with the Company for less than, or a little over, one year. Any failure by us to manage our growth effectively, or our senior management to work together effectively, could have an adverse effect on our ability to achieve our development and commercialization goals.

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
     Furthermore, to the extent there is an inactive market for our common stock, the value of your shares and your ability to sell your shares at the time you wish to sell them may be impaired. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other companies, products or technologies by using our shares as consideration.
Because of their significant stock ownership, our executive officers, directors and principal stockholders will be able to exert control over us and our significant corporate decisions.
     Based on shares outstanding at February 1, 2006, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 39.9% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
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
     During the first nine months ended December 31, 2005 we issued and sold the following unregistered securities:
•	98,948 shares of common stock to employees pursuant to the exercise of options under our 1996 Stock Option Plan and 1998 Stock Plan prior to the effectiveness, on June 30, 2005, of the Company’s registration statement on Form S-8 covering all options outstanding under the Company’s equity incentive plans. These options were exercised at a weighted average exercise price of $0.81 per share for an aggregate cash consideration of $79,866.

•	427,917 shares of common stock upon the exercise of warrants that expired upon completion of our IPO. All of these warrants were exercised at a weighted average exercise price of $7.52 per share. 134,000 of such warrants were exercised for an aggregate cash consideration of $1,007,680. Warrants to purchase an aggregate of 927,716 were cashless exercised at the closing of the IPO, resulting in a net issuance of 293,917 shares in consideration of the cancellation of an aggregate of 633,799 shares valued at $11.00 per share (the initial price to the public in the IPO).

•	263,018 shares of common stock upon the exercise of warrants issued in connection with the Company’s Series E preferred stock financing that expire January 1, 2011. All of these warrants were exercised at an aggregate exercise price of $0.000225 per share. Warrants covering an aggregate of 238,761 shares of common stock were exercised without cash. In most cases the aggregate purchase price was offset by the value of fractional shares payable upon exercise of such warrants; however an aggregate of 2 shares were withheld in payment of the aggregate exercise price of one warrant resulting in a net issue of 238,759 shares. An additional 24,259 shares were exercised for cash.
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
Use of Proceeds
     Our Registration Statement on Form S-1 (File No. 333-123154) related to our IPO was declared effective by the SEC on June 16, 2005. The public offering commenced on June 17, 2005. All 3,250,000 shares of common stock offered in the final prospectus were sold at the initial closing on June 21, 2005, and an additional 250,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at a third closing on July 6, 2005, in each case at a price to public of $11.00 per share (before deducting underwriting discounts and commissions) through a syndicate of underwriters managed by A.G. Edwards and Needham & Company, LLC. The aggregate gross proceeds of the shares offered and sold was $38,500,000, out of which we paid an aggregate of $2,695,000 in underwriting discounts and commissions to the underwriters. In addition, as of December 31, 2005, we incurred additional expenses of approximately $2,776,000 in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $5,471,000.
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

Date: February 14, 2006	By:	/s/ John T. Kilcoyne
John T. Kilcoyne
President and Chief Executive Officer

Date: February 14, 2006	By:	/s/ Robert A. Stern
Robert A. Stern
Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on May 17, 2005 (Registration No. 333-123154) (“Amendment No. 3”))

3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No.3)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”))

4.2	Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (incorporated by reference to Exhibit 4.2 of Form S-1)

4.3	Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 of Form S-1)

4.4	Form of Common Stock Warrant issued in connection with the Series E Preferred Stock and Warrant Purchase Agreement dated February 21, 2005, among the Registrant and the purchasers of the Registrant’s Series E Preferred Stock.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002