Form 10-K
period 2006-03-31
MICRUS ENDOVASCULAR CORP
filed 2006-06-16
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-51323
Micrus Endovascular Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2853441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

821 Fox Lane San Jose, California (Address of principal executive offices)	95131 (Zip Code)
(408) 433-1400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of September 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $79,565,218 based on the closing sale price of such stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer and director as of that date and by each person who owned 5% or more of the registrant’s outstanding common stock as of March 31, 2005 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      As of June 1, 2006 registrant had outstanding 14,220,891 shares of common stock, $0.01 par value per share.

MICRUS ENDOVASCULAR CORPORATION

FORWARD-LOOKING STATEMENTS
      Certain information contained in or incorporated by reference in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, Risk Factors, and elsewhere in this Report. References herein to “Micrus,” “the Company,” “we,” “our,” “us” and similar words or phrases are references to Micrus Endovascular Corporation and its subsidiaries, unless the context otherwise requires. Unless otherwise provided in this Report, trademarks identified by ® and TM are registered trademarks or trademarks, respectively, of Micrus Endovascular Corporation or its subsidiaries. All other trademarks are the properties of their respective owners.
PART I

Item 1.	Business.
The Company
      We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists and neurosurgeons primarily to treat cerebral aneurysms responsible for hemorrhagic stroke. We recently launched the first of our line of products designed to treat ischemic disease. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.
      Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils are unique in that they anatomically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. In addition, our Cerecyte® microcoil product line incorporates an absorbable material called polyglycolic acid (PGA), bioactive filaments which reside within the central lumen our microcoils. Our Cerecyte® line of microcoils, introduced in fiscal 2005, incorporates bioactive filaments that we believe based on limited data may promote faster aneurysm healing and may reduce the risk of recanalization or retreatment.
      We are expanding our product line beyond microcoils and access systems, and in January 2006, we entered into a license, development and distribution agreement with Biotronik AG which provides us with exclusive access to certain stent technologies for neurovascular applications. In February 2006, Biotronik received CE Mark clearances for the Pharostm stent for both the treatment of cerebral aneurysms and the treatment of ischemic disease. In March 2006 we launched our Pharos stent in certain countries that recognize the CE Mark, providing us with our first commercial product for the treatment of ischemic disease. We plan to pursue regulatory clearance in the United States for our Pharos stent, which we believe represents a significant market opportunity for us.
      We recently launched an access system, which includes microcatheters and guidewires used primarily to deliver microcoils and stents for the treatment of cerebral vascular disease.
      We have substantially increased the size of our sales and marketing organization in the past 12 months, and currently market our products through a direct sales force in the United States, Canada, England, Germany, Austria, France and Switzerland. We market through a network of distributors covering the major markets in the rest of Europe, Latin America, Asia and the Middle East, and entered an exclusive distribution agreement with Goodman to market our products in the Japanese market. We are currently seeking regulatory clearance to enter the Chinese market and are evaluating potential distribution partners to commercialize our products in China.
      We have executive offices in San Jose, California and sales offices in Switzerland and the United Kingdom. We were incorporated under the laws of the State of Delaware in 1996.
Industry Overview
      Stroke is a condition resulting from a sudden disruption of blood flow to the brain. If deprived of oxygen the brain tissue soon becomes injured, often resulting in irreversible neurological impairment or death. Strokes consist of either ruptures (hemorrhagic stroke) or blockages (ischemic stroke) of vessels within or leading to the brain. According to the American Heart Association, stroke is the third leading cause of death in the United States. Patients who survive a stroke are often left with disabilities, including paralysis, coma, impaired cognition, decreased coordination, loss of visual acuity, loss of speech, loss of sensation or some combination of these conditions. A significant need for effective prevention of stroke exists because of the severity of the disorder, its prevalence in society, the shortcomings of current therapies and the high cost of treatment and care.
      One cause of hemorrhagic stroke is the rupture of cerebral aneurysms. A cerebral aneurysm is an outward bulging of an artery in the brain that can develop at weak points in the arterial wall. In some cases, the patient will experience symptoms such as headache, blurred vision or dizziness as the aneurysm grows, but in many cases patients will have no symptoms. The most devastating complication of a cerebral aneurysm occurs when the aneurysm ruptures, decreasing blood flow to brain tissue and leading to increased pressure on the brain. Rupture of a cerebral aneurysm typically occurs suddenly and without warning, often leading to catastrophic brain injury or death.
      Historically, patients diagnosed with a cerebral aneurysm underwent a craniotomy and aneurysmal clipping, a highly-invasive surgical procedure in which a neurosurgeon creates an opening in the skull, dissects or retracts brain tissue to gain access to the aneurysm, and places a metal clip at the base of the aneurysm to stop further blood flow into the aneurysm, halting its growth and preventing future rupture. This procedure is typically performed by a neurosurgeon at a specialized hospital or medical center. Aneurysmal clipping requires a lengthy recovery time, and has the significant expense, morbidity and complication risks associated with a major neurosurgical procedure.
      In the 1990s interventional neuroradiologists and to a lesser extent neurosurgeons, who collectively are referred to in the industry as “neurointerventionalists,” started using an alternative procedure to clipping, known as embolic coiling, to treat cerebral aneurysms. Rather than reaching the aneurysm by opening the skull and moving aside the brain tissue, access to the aneurysm in an embolic coiling procedure is obtained through a catheterization procedure in which the physician inserts a catheter into the femoral artery of the upper leg and threads it under fluoroscopy through the arterial system to the brain and ultimately into the opening of the aneurysm. The neurointerventionalist then uses guidewires and catheters to access the aneurysm, then advances embolic coils through the microcatheter to fill the aneurysm. Embolic coils are small platinum coils that range in size from 2 mm to 20 mm and once released into the aneurysm assume complex shapes filling the aneurysm. The coils decrease or stop blood flow into the aneurysm, enabling formation of a clot and scar tissue which prevent further growth or rupture of the aneurysm. Since the mid-1990s, embolic coiling has become a more widely accepted treatment for cerebral aneurysms because it is a less invasive procedure that results in lower overall treatment cost, shorter recovery times, and less traumatic effect on the patient.
      In 2002, The Lancet, a leading medical journal, published the results of the International Subarachnoid Aneurysm Trial, an independent, randomized clinical trial involving 2,143 patients in Europe, North America and Australia that compared aneurysm clipping with embolic coiling as a method of treating cerebral aneurysms. Known as ISAT, this trial concluded, based on survey of patients published in The Lancet in October 2002, that among the patients participating in the trial, endovascular intervention with detachable platinum coils resulted in a 22.6% relative and 7.4% absolute reduction in the risk of major brain injury or death compared with neurosurgical clipping of the aneurysm at one year follow up. The seven-year follow up data published in The Lancet in September 2005 indicated a continued clinical advantage for patients whom underwent coiling versus clipping procedures.
Market Opportunity
      According to the American Heart Association, approximately 700,000 strokes occur annually in the United States. Ischemic stroke affects approximately 615,000 patients annually while hemorrhagic stroke affects approximately 85,000 patients per year in the United States. We believe that a majority of the hemorrhagic strokes are caused by cerebral aneurysms. We believe embolic coiling is being used to treat over 30% of the patients diagnosed with cerebral aneurysms in the United States. Industry sources also indicate that approximately 60-65% of patients diagnosed with cerebral aneurysms in European countries are treated using embolic coiling procedures. We believe that embolic coiling procedures can be used to treat a similar percentage of patients with cerebral aneurysms in the United States as awareness grows among patients and physicians of the advantages of embolic coiling. Industry sources estimate that in Asia approximately 15% of patients are treated with embolic coiling. Industry sources further estimate that the worldwide endovascular device market for treatment of hemorrhagic stroke was approximately $400 million to $475 million in 2005.
      We believe that growth drivers in the market for embolic coiling products include the overall trend towards less invasive procedures, an increased number of neurointerventionalists trained to perform embolic coiling procedures, and the aging population in whom aneurysms occur with greater frequency.
      The key challenges of embolic coiling procedures are the following:

•	Access to the Aneurysm Site. Specialized products are required to access the complex vasculature of the brain, properly access the aneurysm site and perform a coiling procedure. These access products include microcatheters and guidewires. In order to navigate the complex vascular anatomy of the brain, access products must have enough column strength to be pushed significant distances through this vasculature, yet flexible enough to travel to distal portions of the brain without injuring blood vessels.

•	Framing and Filling the Aneurysm. In order to effectively treat an aneurysm, the interventionalist must fill the aneurysm with a sufficient volume of coils to disrupt blood flow and occlude the aneurysm. Aneurysms vary in shape and size and, consequently, neurointerventionalists seek an embolic coiling solution that enables coils to conform to the aneurysm’s shape without requiring extensive manipulation of the coil. Coils that frame, or conform to, the aneurysm wall reduce the risk of rupture and facilitate the retention of additional coils in the aneurysm.

•	Coverage of the Neck of the Aneurysm. It is important to effectively cover the neck of the aneurysm to help reduce recanalization and ensure a better clinical outcome. Embolic coils that deploy in a random manner are less likely to adequately cover the neck of the aneurysm.

•	Deployment. Once embolic coils are placed in the aneurysm, the interventionalist must be able to quickly and reliably deploy the coils from the device positioning unit within the microcatheter. Unreliable detachment mechanisms can lead to inadvertent movement of the embolic coil out of optimal position as the interventionalist withdraws the positioning unit only to discover that the coil is still attached. Further, increased time for deployment increases procedure time and its attendant risks.

•	Recanalization. Industry sources estimate that recanalization, or the continued or renewed growth of the aneurysm, occurs in approximately 20 to 35% of aneurysms treated with embolic coiling. Experts believe that recanalization occurs due to incomplete filling of the aneurysm or disruption of the blood clot that fills the aneurysm following an embolic coiling procedure. Studies have shown that the recanalization rate is higher for patients treated with embolic coiling procedures compared to aneurysm clipping. Therefore, embolic coiling solutions that decrease recanalization rates are highly desirable.

•	Risk of Rupture. Embolic coiling solutions that enhance safety and limit the risk of rupture or re-rupture in treatment of aneurysms are also essential. Successful framing and filling of the aneurysm requires precise placement of the embolic coil. Neurointerventionalists seek embolic coiling solutions that minimize stress on the aneurysm wall in the course of placing or repositioning the coil in order to reduce the risk of rupture.

The Micrus Solution
      We are focused on a broad range of cerebral vascular treatments and have developed a proprietary embolic coiling solution, stents and access products that are designed to effectively access and treat cerebral aneurysms and ischemic disease. In addition, we have also developed a line of microcoils that incorporate bioactive materials which we believe may result in improved healing due to induced tissue response.
      Our solutions have the following key features:
      Self-Deploying Anatomically Conforming Coils. Our proprietary spherical MicruSphere® and Presidiotm microcoils deploy into a three-dimensional configuration that assumes an aneurysm’s shape upon deployment and are designed to provide uniform framing of the aneurysm. Our self-deploying microcoils require very little manipulation for effective placement, thereby reducing the need for microcoil manipulation and attendant stress on the aneurysm wall.
      Enhanced Coverage of the Neck of the Aneurysm. We believe effective neck coverage reduces the rate of recanalization. Our microcoils are designed to facilitate coverage of the neck of the aneurysm in two ways. First, the three dimensional configuration of our spherical MicruSphere and Presidio microcoils provide the framework to stabilize the neck of the aneurysm. Second, our UltiPaq® finishing coils are soft and flexible, permitting coverage across the neck of the aneurysm.
      Unique Framing and Filling Technology. Our Presidio Microcoil is a single, stretch resistant Cerecyte microcoil designed to deliver stable, predictable aneurysm framing and filling to increase coverage of the aneurysm wall and neck with a single coil deployment. As the Presidio is also a Cerecyte microcoil, its bioactive filament may also induce a beneficial tissue response. We believe that effective neck coverage may reduce the rate of recanalization and need for retreatment.
      Deployment Technology. Our proprietary electronic microcoil deployment system employs a resistive heating fiber deployment mechanism that enables a consistent five second deployment cycle, allowing neurointerventionalists to quickly and reliably deploy the microcoil. Our electronic microcoil deployment system has been designed so that microcoil deployment time remains consistent regardless of the number of coils used in the procedure. We believe that our electronic microcoil deployment system enables neurointerventionalists to more rapidly deploy microcoils and generally reduce procedure time.
      Bioactive Technology. Cerecyte is our proprietary microcoil product line that incorporates filaments comprised of polyglycolic acid (PGA)® within the lumen of our microcoils — MicruSphere, Presidio, HeliPaq® and UltiPaq. Initial data from single center studies presented at major scientific meetings suggest that Cerecyte may promote faster aneurysm healing and may reduce the risk of recanalization or retreatment. To improve on the scientific rigor of these early data points, we have initiated two post market studies, a prospective randomized trial and a registry, which will provide additional data regarding the potential benefits of Cerecyte.
      Stent Platform. Our Pharostm stent is a balloon-delivered device which enables the neurointerventionalist to deliver and deploy a stent in one step, eliminating the need for pre-dilation of the constricted vasculature. We believe this feature may reduce overall procedural time and cost. We believe the balloon catheter marker bands combined with the radiopacity of the stainless steel stent provide for excellent visibility resulting in improved accuracy of deployment. We also believe that the combination of Pharos’TM

Rapid Exchange Technologytm and trackable tip will enable a physician to effectively access the tortuous and distal anatomy of the brain. In March 2006, we launched the Pharos stent in certain countries outside of the United States that recognize the CE Mark.
      Improved Access Products. We launched an access product line which includes the Courier line of Microcatheters and the Watusi line of guidewires in 2006. We believe that our Courier microcatheters and Watusi guidewires will address the need of neurointerventionalists for more predictable and secure access to the complex and distal anatomy of the cerebral vasculature. In addition, we expect to launch a steerable microcatheter system in late fiscal 2007.
Micrus Strategy
      Our objective is to develop and commercialize innovative, minimally invasive medical devices that provide a comprehensive solution to physicians for the treatment of cerebral vascular diseases. The key elements of our strategy to achieve our objective include:
      Expand Market Share of Our Microcoils through Continued Product Innovation. We believe our line of microcoils offers a safer, more effective and less technically demanding embolic coiling system to neurointerventionalists which has resulted in the rapid growth of our revenues. We believe continued product innovations such as the introductions of our Cerecyte line of bioactive microcoils and the Presidio microcoil will allow us to grow market share. We are continuing to develop new technologies which we believe may further enhance aneurysm occlusion and reduce the rate of recanalization.
      Increase Our Per-Procedure Revenues. Since June 2005 we have launched seven new products. This product line expansion includes new microcoils, as well as stents, microcatheters and guidewires that we believe increased our per-procedure revenue opportunity from approximately 40% to 80% of every procedure dollar.
      Leverage Our Sales and Marketing Expansion. Over the past 12 months we have more than doubled our sales and marketing group worldwide and anticipate continuing to expand our sales and marketing group in Europe and, as needed, in other geographic territories. This expansion should provide us access to more hospitals, garner more per-procedure revenues and expand our market share.
      Continue to Penetrate Asian Market. We believe that Asia represents approximately one-third of the global neurointerventional market. In particular, we believe that Japan and China represent a significant potential market for our products and in March 2006 we launched our sales and marketing efforts in Japan through our distribution partner Goodman. We intend to launch our product line in China in fiscal 2007.
      License or Acquire Complementary Products and Technologies. In addition to growing our business through internal product development efforts, we will continue to look for opportunities to license and/or acquire technologies in order to provide solutions for the treatment of a variety of cerebral vascular conditions. In July 2005, we acquired certain steerable catheter technology from Vascular FX. In January 2006, we entered into a license, development and distribution agreement with Biotronik, a company with stent design and manufacturing expertise, pursuant to which we collaborate with Biotronik to develop certain neurovascular stent products and that provides us with the exclusive worldwide right to market stent products developed jointly by Biotronik and us. By continuing to acquire complementary products, we believe we can address a broader range of physician and patient needs.
      Enter the Ischemic Stroke Market. Through our agreement with Biotronik, we recently launched our first product addressing the ischemic stroke market, our Pharos stent. We intend to continue developing additional stent platforms for this market and intend to explore other in-licensing, acquisition and internal research efforts to develop and introduce other ischemic stroke products.

Products
      The following table shows our principal products and indicates significant applications for these products. Most of our products are intended for single use and are either disposed of or, in the case of microcoils, remain in the patient after the procedure. All of our products set forth in the following table have received CE Mark clearance and, except for our Pharos stent, are covered by the FDA’s 510(k) process.

Product Line	Sizes	Product Description

	2-18 mm diameter	Three-dimensional framing microcoil; stabilizes the aneurysm. Available in bare platinum and Cerecyte.
MicruSphere® Microcoil
	HeliPaq: 2-20 mm diameter HeliPaq SR: 2-10 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum and Cerecyte.
HeliPaq® & HeliPaq SR® Microcoil
	4 and 6 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum.
InterPaq® Microcoil

Product Line	Sizes	Product Description

Framing and filling coil to
	4-8 mm diameter	deliver more neck and wall coverage in a single deployment. Available in Cerecyte.
Presidio™ Microcoil
Finishing microcoil; soft, stretch resistant, pliable
	2-4 mm diameter	microcoil designed to complete filling of the aneurysm. Available in bare platinum and Cerecyte.
UltiPaq® Microcoil
Available in MicruSphere,
	2-18 mm diameter	HeliPaq SR, UltiPaq and Presidio. Includes filaments comprised of PGA, a bioactive material.
Cerecyte® Microcoil

Product Line	Sizes	Product Description

	.0170” and .0190” inner diameter and 150 cm length	Device used to deliver microcoils into the aneurysm.
Courier™ Microcatheter
	.014” diameter and 205 cm length	Device used to guide microcatheters and other devices to the aneurysm or stenosis site.
Watusi™ Guidewire

Product Line	Sizes	Product Description

	2.5 mm – 4.0 mm outer diameter and 8 mm – 20 mm length	For use as scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged and for use in opening intracranial arteries that have narrowed.
Pharos™ Stent System
Electronic control that activates our proprietary microcoil deployment mechanism.
Device Control Box and Connecting Cable

Microcoil Products
      We offer a range of microcoils designed to enable neurointerventionalists to treat a wide variety of aneurysms. These include our MicruSphere, Helipaq and Ultipaq microcoil systems which are available in bare platinum and Cerecyte and the Presidio line of microcoils which incorporates our proprietary Cerecyte technology. All of our microcoils utilize our rapid deployment system and perform certain specific functions:

•	Frame. Our MicruSphere microcoils are typically the first microcoils used by the interventionalist to frame the aneurysm. The MicruSphere microcoil folds automatically into a spherical three-dimensional shape that conforms to the shape of the aneurysm. This conforming shape reduces the need for the clinician to manipulate and reposition the coil multiple times, shortens procedure time, and reduces the potential for complications. Additional microcoils may then be placed within the first microcoil in smaller sizes in an approach known as the “Russian doll technique,” sequentially filling the aneurysm.

•	Frame and Fill. Our Presidio Microcoil features longer lengths and the unique MicruSphere shape to frame and fill the aneurysm. This can allow for more platinum to be deployed at the neck of the aneurysm, as well as greater packing density to be achieved with a single coil.

•	Fill. Our proprietary HeliPaq and HeliPaq SR products are filling microcoils used to fill gaps which may remain in the center of the aneurysm after placement of one or more of our MicruSphere microcoils. Both the HeliPaq and the HeliPaq SR automatically form a helical shape upon deployment, which allows filling of complex gaps in the aneurysm. The HeliPaq SR employs a stretch-resistant system designed to prevent the microcoil from stretching in an unwanted manner while being positioned in the aneurysm. InterPaq microcoils are filling coils used in larger size aneurysms requiring a greater volume of coil mass in order to be adequately filled.

•	Finish. Our UltiPaq microcoil is an extra-soft, stretch-resistant finishing coil, used to fill any final gaps in the aneurysm after placement of one or more MicruSphere, Presidio and/or HeliPaq microcoils.

•	Cerecyte. Our proprietary Cerecyte microcoil product line incorporates filaments comprised of PGA into most of our current line of microcoils — MicruSphere, Presidio, HeliPaq, SR and UltiPaq. Because the PGA filaments run through the center of our microcoils, our Cerecyte microcoils possess the same handling characteristics as our standard platinum microcoils. Initial data from single center studies presented at major scientific meetings suggest that Cerecyte may improve clinical outcomes compared to bare platinum coils. We have initiated two post-market clearance studies in order to collect human clinical data for the purpose of demonstrating accelerated healing by our Cerecyte microcoil product line.
        Our Cerecyte Microcoil Trial is a randomized trial which will directly compare Micrus Cerecyte bioactive coils to Micrus bare platinum coils for the treatment of intracranial aneurysms. Up to 23 multinational enrolling centers and will enroll 250 patients in each study arm. Our planned Cerecyte Registry is planned to be a non-randomized United States multi-center registry designed to document the clinical and angiographic outcomes of intracranial aneurysms treated with our bioactive Cerecyte microcoils. We have begun to enroll patients in our Cerecyte Registry and plan to enroll a total of 250 patients to assess patient outcomes one year after treatment.
Pharos Balloon-Expandable Stent
      Our Pharos stent is a balloon-delivered device which can be used both to treat ischemic disease and for scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged. For the treatment of ischemic disease, our Pharos stent dilates intracranial arteries that have narrowed and allows the neurointerventionalist to deliver and deploy a stent in one step. We believe this feature will help reduce overall procedural time and cost. We believe the balloon catheter marker bands combined with the radiopacity of the stent provide for excellent visibility resulting in improved accuracy of deployment. We believe that Pharos’ Rapid Exchange Technology and trackable tip will enable a physician to access tortuous and distal anatomy. In March 2006, we launched the Pharos stent in certain countries outside the United States that recognize the CE Mark, and plan to pursue regulatory clearance for the Pharos stent in the United States.
Access Products
      We recently introduced the following guidewire and microcatheter products:

•	Couriertm Microcatheter. Our Courier Microcatheter is a device used to deliver microcoils to the aneurysm. Our Courier microcatheter features our proprietary Endurancetm technology designed to enhance both tip shaping and tip shape retention, both of which are vital to optimal coil delivery. It will be available in straight and pre-shaped models. Our Courier Microcatheter has been designed to provide the neurointerventionalist with the ability to navigate the tortuous vasculature of the brain. The microcatheter’s design and hydrophilic coating enable a high level of pushability, tip shape retention and overall tracking.

•	Watusitm Guidewire. Our Watusi Guidewire is used to guide the microcatheter or other delivery system to the aneurysm. Our Watusi Guidewire features excellent visualization as well as our proprietary Response Tiptm technology, which results in the unique ability to effectively shape and re-shape the guidewire tip.
Microcoil Delivery System and Deployment Mechanism
      Our microcoil delivery system is comprised of a device positioning unit (DPU), a connecting cable and a deployment control box. Our DPU is a flexible catheter to which a Micrus microcoil is attached. The DPU allows transport of the microcoil through the vasculature to the brain and final positioning within the aneurysm. The DPU also incorporates a polyethylene fiber at its tip, which attaches to the microcoil. Deployment of the microcoil occurs when the neurointerventionalist activates a resistive heater at the tip of the DPU, shearing the polyethylene fiber that holds the microcoil onto the DPU. Our deployment mechanism results in deployment of the microcoil from the DPU generally within five seconds.
Products Under Development
      Our product development efforts are focused on designing products for the interventional neurology field, expanding our line of microcoils, guidewires, microcatheters and stents. We are working to develop a steerable microcatheter and next generation microcoils utilize drugs that stimulate cells and/or cell adhesion in order to promote more rapid healing.
Sales and Marketing
      We market our products to interventional neuroradiologists and neurosurgeons who generally practice at centers located in major metropolitan areas. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures performed in the U.S. each year.
      We have developed relationships with a number of these neurointerventionalists who perform a large number of cerebral vascular procedures. In fiscal 2006, a substantial portion of our product sales were to approximately 65 hospitals in the United States. In order to encourage the continued adoption of our products, we believe that we need to continue to build and maintain relationships with these neurointerventionalists. We believe these relationships are enhanced by the presence of a direct sales organization. Sales of embolic coiling products involve a long-term relationship between the sales representative and interventionalist where the sales representative must initially be present for product demonstrations and to monitor procedures. We recruit our sales representatives based on their experience with minimally invasive devices and prior success in the medical device industry. We provide ongoing sales and product training to our employees and distributors and continually monitor their performance. We also market our products at various industry trade shows and conferences.
      In the United States and Canada we market our products through our direct sales force to neurointerventionalists who greatly influence the buying decision of the ultimate purchaser, the hospitals. Currently our direct sales force in the United States and Canada consists of a director of sales, four regional managers, 23 sales representatives and eight clinical specialists. We have more than doubled the size of our North American sales and marketing group in the past 12 months.
      We have also expanded our sales and marketing effort in Europe, where we rely on both a direct sales force and distribution network. Our European direct sales force consists of a director of sales and marketing, three country managers and ten sales representatives. We also employ three clinical specialists in Europe. We plan to continue to expand our direct sales force in Europe substantially over the next few years.
      We have entered into agreements with distributors in Italy, Spain and other European countries, as well as portions of the Middle East and Asia. Our distributors are experienced in the interventional device markets and have relationships with leading neurointerventionalists and institutions in those countries. Our standard distribution agreement generally (i) provides our distributors with an exclusive right to distribute our products in a certain territory; (ii) restricts them from selling products that are competitive with our products for the limited duration of our agreement with them; (iii) obligates them to obtain the necessary authorizations, licenses and approvals to import, market and distribute our products within the applicable territory; and (iv) obligates them to promote and distribute our products within the applicable territory.
      We believe that Japan represents a significant market for our products. On September 30, 2005, we entered into a five-year, exclusive distribution agreement with Goodman. Under the terms of the distribution agreement, Goodman will promote and market our products in Japan. In February 2006, we received the requisite local regulatory approvals to sell certain of our products in Japan through Goodman, and the sale of such products in Japan commenced in March 2006.
      Information on our revenues from sales to unaffiliated customers is included in Note 10 of “Notes to Consolidated Financial Statements.”
Research and Development
      Our product development efforts are focused on designing products for the interventional neurology field, expanding our line of microcoils, guidewires, microcatheters and stents. We currently are working to develop a steerable microcatheter and next generation microcoils that have surface modifications and/or utilize drugs that may stimulate cells and/or cell adhesion in order to promote more rapid healing.
      In addition, we are developing stent technologies for use in the endovascular treatment of aneurysms. Aneurysms with wide necks pose particular challenges to treatment with embolic coils, due to the possibility of the coil dislodging into the blood stream. We are designing a self-expanding stent to produce a scaffold, which covers the opening of wide-neck aneurysms and holds embolic coils in place within the aneurysm, providing the interventionalist the opportunity to treat aneurysms which would previously have required open surgical treatment.
      As of March 31, 2006, we had 14 full-time employees engaged in research and development activities. Research and development expenses for the fiscal years ended March 31, 2006, March 31, 2005 and March 31, 2004 were $6.6 million, $2.4 million and $2.9 million, respectively. We plan on increasing our research and development expenditures in future periods.
Biotronik Collaboration
      In January 2006, we entered into a license, development and distribution agreement with Biotronik, pursuant to which we will collaborate with Biotronik to develop certain neurovascular products and we will be the exclusive worldwide distributor for jointly developed neurovascular products. Biotronik granted us an exclusive license to certain patents, know-how and other proprietary technology in the neurovascular field.
      Under the terms of our agreement, we paid an upfront licensing fee of approximately $0.6 million to Biotronik and were required to make milestone payments to Biotronik upon receipt of approvals to market stent products we jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. In February 2006, Biotronik received CE Mark clearance for the Pharos stent intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence we paid milestone payments to Biotronik of approximately $0.7 million in both March and April 2006. We will make royalty payments to Biotronik when we start selling the Pharos product in the first quarter of fiscal 2007. Under the terms of this agreement, there are no future milestone payments to Biotronik related to the Pharos stent. Additionally, we will continue to fund ongoing project development based on the terms of this agreement.
Physician Advisors
      We rely extensively on our physician advisors to advise on our research and development efforts and to provide feedback on the clinical use of our products. Our advisors are experts in interventional neuroradiology and cerebral vascular diseases. We regularly consult with our physician advisors regarding our research and development efforts, preclinical trials and clinical trials.
      The physicians who currently serve as our advisors are:

•	L. Nelson Hopkins, M.D., Professor and Chair, Department of Neurosurgery/ Professor, Department of Radiology, State University of New York, Buffalo, member of the Micrus Board of Directors.

•	Joseph Horton, M.D., Professor and Chief, Interventional Neuroradiology, Department of Radiology, University of Alabama at Birmingham, Micrus co-founder.

•	Andrew Molyneux, M.D., Frenchay Hospital, North Bristol NHS Trust, United Kingdom, Micrus Medical Director.
      Some of our physician advisors have been granted options to purchase shares of our common stock and/or receive a consulting honorarium. All of our physician advisors are reimbursed for reasonable expenses. In addition our medical advisors receive compensation for clinical studies they conduct for us. All of our medical advisors are employed by other organizations and may have commitments to or have consulting arrangements with other companies, including our competitors, that may limit their availability to consult with us. Although these advisors may contribute significantly to our business, we generally do not expect them to devote more than a small portion of their time to us.
Manufacturing
      We manufacture and/or assemble our proprietary microcoils, guidewires and microcatheters in a cleanroom and, inspect, test and package all components into finished products. Our manufacturing facility is located in our headquarters in San Jose, California. As of March 31, 2006, we had 77 employees in manufacturing, quality control, engineering and shipping and receiving.
      We have substantial design, manufacturing and applications engineering expertise in the development of small vessel access and delivery systems and intend to continue to leverage this expertise to develop new products. By designing and manufacturing most of the components of our products, we have been able to maintain greater control of quality and manufacturing process changes. Our microcoils are very small in size, ranging from 2 mm to 20 mm in diameter and are manufactured using microfabrication techniques. We have developed proprietary manufacturing technologies and processes in the areas of platinum memory shaping, metal fabrication and microcatheter and stent fabrication.
      Trained product personnel assemble and test each of our components and products in a controlled cleanroom. At various assembly stages each lot of product undergoes thorough testing to ensure compliance with applicable regulations, including ISO9001 standards in the United States and EN46001 certification in Europe. These standards specify the requirements necessary for a quality management system to consistently provide product that meets or exceeds customer requirements and to include processes for continual improvement of the system and that are required in order to obtain a CE Mark to sell medical devices within the European Union. Our quality assurance group verifies that product fabrication and inspection process steps meet our stringent quality specifications and applicable regulatory requirements. Upon successful completion of these steps, the products are sterilized, packaged and prepared for shipment. We typically ship products as orders are received.
      We have implemented quality control systems as part of our manufacturing processes, which we believe are in substantial compliance with U.S. Good Manufacturing Practices (GMP) or Quality System Regulations (QSR) requirements. We have also been inspected by the California Department of Health Services on behalf of the State of California and under contract with the FDA, and are registered with the State of California to manufacture our products. We believe we are in compliance with FDA GMP for medical devices and have been inspected biennially by the FDA. The most recent of such inspections occurred in April 2006. However, we cannot assure you that we will remain in compliance with GMP and our failure to do so could have a material adverse effect on our business, operating results and financial condition.
      We purchase the raw materials required for production from various qualified outside vendors. In addition, the deployment control box is manufactured by an outside supplier. We rely on single sources for some of our critical components, including the deployment control box, the platinum used to manufacture the microcoils and certain custom hypodermic tubing material. In addition, we have a sole source subcontract arrangement for sterilization services. We believe we have alternative sources for most of the components purchased from single sources currently and generally maintain adequate supply of products to avoid production interruptions. Where we do not have a qualified second source vendor for a product component and depending on the exact component, we believe it would take us from two days to a month to either manufacture the product component ourselves or have a readily available new supply of the product component. Any unanticipated interruption in the supply of these components and services could have a material adverse effect on us.
Patents and Proprietary Rights
      Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek protection of our proprietary position by filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position. We hold 53 issued U.S. patents and 42 issued foreign patents expiring between 2014 and 2022. In addition, we have 21 U.S. and 58 foreign patent applications pending covering various aspects of our products and technology.
      The issued patents relate, among other things, to subject matter in the following areas:

•	vasoocclusive microcoils and devices and methods for manufacturing such coils and devices;

•	microcoil deployment systems;

•	bioactive microcoils;

•	intracranial vascular stents;

•	catheters for neurovascular intervention;

•	embolic clot retrieval devices; and

•	bioactive material placement systems and methods.

      In addition to developing our own technology, we have obtained licenses to certain patents and other intellectual property, including for materials used as coating on our guidewires and for certain type of coils. These licenses grant us the right to use the licensed patents to make, use and sell products that contain the licensed technology. We pay for these licenses through a combination of fixed payments and royalties on sales of covered products. Each of these licenses continues until expiration of the licensed patents. Payments under these license arrangements currently do not account for a material portion of our expenses.
      Although we work aggressively to protect our technology, there is no assurance that any patents will be issued from current pending patent applications or from future patent applications. We also cannot assure you that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged, or others will not claim rights in or ownership of our patents and proprietary rights. Furthermore, there can be no assurance that others have not developed or will develop similar products, duplicate any of our products or design around our patents.
      The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a division of Boston Scientific Corporation, (collectively, “Boston Scientific Corporation”) filed a patent infringement suit against us, as described in greater detail in the section below entitled “Legal Proceedings.” We may in the future be subject to further litigation from other companies in our industry. The defense and prosecution of patent suits, U.S. Patent and Trademark Office interference proceedings and related administrative proceedings can be costly and time consuming. An adverse determination in our litigation with Boston Scientific Corporation or in any other litigation or administrative proceedings with any other third party could subject us to significant liabilities or require us to seek licenses. There is no assurance that any such licenses will be available on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, operating results and financial condition.
      In addition to patents, we rely on trademark, trade secret and other intellectual property laws, nondisclosure agreements and other measures to protect our intellectual property rights. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We require our employees, consultants and advisors to execute confidentiality agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, consultants and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived while working for us, using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.
Competition
      We compete primarily with the Target Therapeutics division of Boston Scientific Corporation, the Cordis division of Johnson & Johnson, ev3/ Micro Therapeutics and Terumo/ MicroVention. Target Therapeutics, ev3/ Micro Therapeutics and Cordis offer broad product lines consisting of embolic microcoils, microcatheters and guidewires, although Cordis has curtailed worldwide shipment of microcoils. Target Therapeutics, Cordis and ev3/ Micro Therapeutics currently market a variety of microcatheters which are compatible with .001 and ..0018 in. size coil systems.
      Both Target Therapeutics and ev3/ Micro Therapeutics sell bioactive microcoils. Cordis markets a bare platinum line of microcoils but does not market bioactive or stretch resistant microcoils. Terumo/ MicroVention markets a HydroCoil® which is an embolic microcoil that swells in the presence of fluid to provide greater volumetric occlusion to an aneurysm. Through its acquisition by Terumo, MicroVention now has access to microcatheter and wire technology as well. Target Therapeutics is currently the only company which has received U.S. regulatory clearance for the sale of stents for the treatment of hemorrhagic and ischemic stoke.
      Target Therapeutics, MicroVention, Micro Therapeutics and Cordis are divisions of large publicly traded companies, and enjoy several competitive advantages over us, including: greater financial and personnel resources; significantly greater name recognition; established relationships with neurointerventionalists; established distribution networks; greater resources for product research and development; greater experience in, and resources for, launching, marketing, distributing and selling products; and more broad-based and deeper product lines.
      We believe the principal competitive factors in the market for medical devices used in the treatment of cerebral vascular diseases include:

•	improved patient outcomes as a result of physician use of the device;

•	access to and acceptance by leading physicians;

•	depth of product line;

•	product quality and reliability;

•	ease of use for physicians;

•	sales and marketing capability; and

•	brand recognition and reputation.
      Our current or potential competitors may succeed in developing technologies and products that are more effective than those developed by us or that would render our products obsolete or noncompetitive. Additionally, there can be no assurance that we will be able to effectively compete with such competitors in the manufacturing, marketing and sale of our products. At any time, other companies may develop alternative treatments, products or procedures for the treatment of cerebral aneurysms that compete directly or indirectly with our products. If alternative treatments prove to be superior to our products, adoption of our products could be negatively affected and our future revenues could suffer.
      Our ability to develop safe, effective and reliable products in a timely manner is key to our competitive position. Consequently, our success will depend on how quickly we are able to respond to medical and technological changes through the development, clinical evaluation and commercialization of new products. Product development involves a high degree of risk and there can be no assurance that our research and development efforts will result in commercially successful products.
Government Regulation
     United States
      The research, development, manufacture, labeling, distribution and marketing of our products are subject to extensive regulation by the FDA and other regulatory bodies. Our current products are regulated by the FDA as medical devices and we are required to obtain review and clearance or approval from the FDA prior to commercializing our devices.
     FDA’s Premarket Clearance and Approval Requirements
      Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval (PMA) from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to only general controls (e.g. establishment registration and device listing, labeling, medical devices reporting (MDR), and prohibitions against adulteration and misbranding). Class II medical devices require prior 510(k) clearance before they may be commercially marketed. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the

FDA’s requirements. Class II devices are also subject to general controls and may be subject to established standards and other special controls. Devices deemed by the FDA to pose a great risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketed device are placed in Class III, most of which require premarket approval. Both premarket clearance and premarket approval applications are subject to the payment of user fees, paid at the time of submission for FDA review. For our microcoil products we have obtained multiple 510(k) clearances, despite their Class III regulatory categorization. The clearances that we have received are consistent with the FDA’s practices since the 1998 recommendation of the Neurological Devices Panel to reclassify neurovascular embolization devices from Class III to Class II special controls. The FDA officially reclassified neurovascular embolization devices as Class II medical devices effective January 28, 2005.
     510(k) Clearance
      To obtain 510(k) clearance, we must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications. The FDA’s 510(k) clearance pathway usually takes from three to twelve months from the date the application is submitted, but it can take significantly longer.
      After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, will require a new 510(k) clearance or could require premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket approval is obtained. If the FDA requires us to seek 510(k) clearance or premarket approval for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance or approval. Also, in these circumstances, we may be subject to significant regulatory fines or penalties.
     Premarket Approval
      A PMA application must be submitted if the device cannot be cleared through the 510(k) process. A PMA application must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use.
      After a PMA application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling or design of an approved device. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

     Continuing FDA Regulation
      After a device is placed on the market, numerous regulatory requirements apply. These include:

•	quality system regulation (QSR), which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process (otherwise known as Good Manufacturing Practices or GMPs);

•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.
      Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	fines, injunctions, and civil penalties;

•	recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or premarket approval of new products;

•	withdrawing 510(k) clearance or premarket approvals that are already granted; and

•	criminal prosecution.
      We are also subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, and these inspections may include the manufacturing facilities of our subcontractors.
     International
      International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.
      The primary regulatory environment in Europe is that of the European Union, which consists of countries encompassing most of the major countries in Europe. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union.
      In Japan, medical devices must be approved prior to importation and commercial sale by the Ministry of Health, Labor and Welfare (MHLW). Manufacturers of medical devices outside of Japan must utilize a contractually bound Japanese entity to submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy. As part of its approval process, the MHLW may require that the product be tested in Japanese laboratories. The approval process for products such as our existing microcoil products is typically 13-14 months. Other medical devices may require a longer review period for approval. Once approved, the manufacturer may import the device into Japan for sale by the manufacturer’s contractually bound importer or distributor.
      After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance with labeling regulations, which prohibit promotion of devices for unapproved uses and reporting regulations, which require reporting of product malfunctions, including serious injury or death caused by any approved device. Failure to comply with applicable regulatory requirements can result in enforcement action by the MHLW, which may include fines, injunctions, and civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of sales in Japan, or criminal prosecution.
      In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law (PAL). PAL was substantially revised in July 2002, and the new provisions were implemented in stages through April 2005. Revised provisions of the approval and licensing system of medical devices in Japan, which constitutes the core of import regulations, came into effect on April 1, 2005. The revised law changes class categorizations of medical devices in relation to risk, introduces a third party certification system, strengthens safety countermeasures for biologically derived products, and reinforces safety countermeasures at the time of resale or rental. The revised law also abolishes the ICC system and replaces it with the “primary distributor” system. Under the revised PAL, manufacturers outside of Japan must now appoint a “primary distributor” located in Japan that holds a primary distributor license for medical devices to provide primary distribution services, including conducting quality assurance and safety control tasks, for each product at the time an application for the approval of each such product is submitted to the MHLW. We are unable at this time to determine the impact of such changes on our approved products, products for which we have already applied for approval in Japan or future products. We do not anticipate that these changes will have a material impact on our existing level of third-party reimbursement for sales of our products in Japan.
Third-Party Reimbursement
      We believe that substantially all of the procedures conducted in the U.S. with our products have been reimbursed to date and that substantially all commercial procedures in Europe have been reimbursed. We believe that the procedures performed using our products are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the U.S. will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients or patients covered under government programs such as Medicare and Medicaid. We also believe that our procedures will be generally reimbursable under governmental programs and private plans in Japan. In Japan, we are required to obtain regulatory clearance for our products to be eligible for reimbursements by third party payors, even though reimbursement for embolic coiling procedure is already in place.
      We cannot assure you that reimbursement polices of third party payors will not change in the future with respect to some or all of the procedures using our products and systems. See “Risk Factors — If neurointerventionalists are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used” for a discussion of various risks associated with reimbursement from third party payors.
Product Liability and Insurance
      We maintain general liability insurance, product liability insurance, directors and officers liability insurance, workers compensation insurance and other insurance coverage that we believe are customary in type and amounts for the business of the type we operate. Medical device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products results in personal injury claims. Any such claims could have an adverse impact on us. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, if at all.

Employees
      As of March 31, 2006, in the United States we had 158 full time employees, including 43 in sales and marketing, 77 in operations and manufacturing, 14 in research and development, seven in quality assurance and regulatory compliance, and 17 in general and administrative functions. As of March 31, 2006, we had 23 employees in Europe, including 14 in sales and marketing and nine in general and administrative functions. None of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.
Product Liability and Insurance
      We maintain general liability insurance, product liability insurance, directors and officers liability insurance, workers compensation insurance and other insurance coverage that we believe are customary in type and amounts for the business of the type we operate. Medical device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products results in personal injury claims. Any such claims could have an adverse impact on us. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, if at all.
Employees
      As of March 31, 2006, in the United States we had 158 full-time employees, including 43 in sales and marketing, 77 in operations and manufacturing, 14 in engineering and research and development, 7 in quality assurance and regulatory compliance, and 17 in general and administrative functions. As of March 31, 2006, we had 24 employees in Europe, including 15 in sales and marketing and 9 in general and administrative functions. None of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

Item 1A.	Risk Factors.
Certain Factors that May Affect Our Business and Future Results
      Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that the Company, we, or management “may,” “will,” “expects,” “anticipates,” “estimates,” “continues,” “plans,” “believes,” or “projects,” or statements concerning “potential” or “opportunity,” and any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:
Our future success is dependent on the continued growth in embolic coiling procedures and our ability to convince a concentrated customer base of neurointerventionalists to use our products as an alternative to other available products.
      Our future success and revenue growth are significantly dependent upon an increase in the use of embolic coiling as a procedure to treat cerebral aneurysms. If the number of embolic coiling procedures does not increase or if a new procedure that does not employ our products becomes a more acceptable alternative among neurointerventionalists, our business would be seriously harmed.
      The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately

300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. In the three months ended March 31, 2006, a substantial portion of our product sales were to approximately 65 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

•	extent of clinical evidence supporting patient benefits;

•	their level of experience with the alternative product;

•	perceived liability risks generally associated with the use of new products and procedures;

•	availability of reimbursement within healthcare payment systems; and

•	costs associated with the purchase of new products and equipment.
      In addition, we believe that recommendations and support of our products by influential physicians are essential for market acceptance and adoption. If we do not receive continued support from such influential physicians, neurointerventionalists and hospitals may not use our products. In such circumstances, we may not achieve expected revenue levels and our business will suffer.
We are currently involved in a patent litigation action involving Boston Scientific Corporation and, if we do not prevail in this action, we could be liable for past damages and be prevented from making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S., our microcoils, our primary product line.
      In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our microcoil devices infringe two patents held by Boston Scientific and that this infringement is willful. Sales of our microcoil devices currently represent virtually all of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us. In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s occlusive products, and their use, infringe three of our patents. Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S., of the other’s detachable coil devices in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
      Boston Scientific is also a party in two other lawsuits against Cordis, a division of Johnson & Johnson (“Cordis”) and ev3/ Micro Therapeutics, Inc. in which the Boston Scientific patents, which are the basis of Boston Scientific’s suit against us, are also at issue. An outcome of either of these lawsuits adverse to Cordis or ev3/ Micro Therapeutics, Inc., and related to the same patent claims Boston Scientific asserts against us, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.
      In October 2004, Cordis requested ex parte reexamination of certain claims in those patents. In February 2005, the court granted a stay of the Boston Scientific lawsuit against Micrus until the earlier of 12 months or the outcome of the reexamination by the U.S. Patent and Trademark Office (“USPTO”) in

the Cordis case. In February 2006, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for one of the two patents, apparently confirming all of the claims of that patent. In February 2006, the USPTO also issued an Office Action in which it apparently confirmed the patentability of certain of the claims in the second patent, but rejected the remainder. Boston Scientific has stated to the USPTO and to the court that the rejected claims from the second patent can be reissued and certified as patentable upon reexamination if a correction is made to the priority chain for the second patent. In March 2006, the court lifted the stay with respect to any claims that were confirmed as patentable in the reexamination proceedings and has permitted discovery in the case to commence with respect to those claims. The parties have since exchanged preliminary infringement contentions in which Boston Scientific asserted only claims from the first patent. Boston Scientific has stated that it would supplement its preliminary infringement contentions to include claims from the second Boston Scientific patent still under reexamination upon completion of the reexamination, and that these asserted claims would be from the set of claims which has not yet been deemed in condition to be confirmed by the USPTO. Based on our current understanding of the reexamination, we believe that the claims of the second Boston Scientific patent also will be confirmed. The confirmation of asserted claims in one, and potentially both, of Boston Scientific’s asserted patents may negatively impact our chances of mounting a successful invalidity defense against this patent.
      We are unable at this time to determine the likely outcome of the patent litigation. Patent lawsuits involve complex legal and factual issues which can take a number of years and a great deal of expense and management attention to resolve. We may also be subject to negative publicity due to the litigation. In the event it is determined that we infringe patent claims asserted by Boston Scientific and that those claims are not invalid and not unenforceable we may, among other things, be required to do one or more of the following:

•	pay damages, including up to treble damages and Boston Scientific’s attorney’s fees and costs, which may be substantial;

•	cease, because of an injunction, the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of our microcoil devices, which currently represent virtually all of our revenues, found to infringe the patent claims asserted by Boston Scientific;

•	expend significant resources to redesign our technology so that it does not infringe the patent claims asserted by Boston Scientific, which may not be possible;

•	discontinue manufacturing or other processes that incorporate technology that infringes the patent claims asserted by Boston Scientific;

•	become subject to a compulsory license order under which we would be required to pay Boston Scientific a royalty on future sales of our products; and/or

•	obtain a license from Boston Scientific to use the relevant patents, which may not be available to us on acceptable terms, or at all.
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
We have a limited operating history, have incurred significant operating losses since inception, and expect to continue to incur losses, and we cannot assure you that we will achieve profitability.
      We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $8.3 million in fiscal 2006, $6.7 million in fiscal 2005 and $2.0 million in fiscal 2004. At March 31, 2006, we had an accumulated deficit of $49.6 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:

•	grow our internal and third-party sales and marketing forces to expand the sales of our products in the United States and internationally;

•	increase our research and development efforts to improve upon our existing products and develop new products;

•	perform clinical research and trials on our existing products and product candidates;

•	expand our regulatory resources in order to obtain governmental approvals for our existing product enhancements and new products;

•	acquire and/or license new technologies; and

•	expand manufacturing.
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
      Our quarterly operating and financial results are difficult to predict and may fluctuate significantly from period to period. The level of our revenues, gross margins and results of operations at any given time will be based primarily on the following factors:

•	neurointerventionalist and patient acceptance of our products;

•	changes in the number of embolic coiling procedures performed to treat cerebral aneurysms;

•	the seasonality of our product sales;

•	the mix of our products sold;

•	stocking patterns for distributors;

•	the development of new procedures to treat cerebral aneurysms;

•	results of clinical research and trials on our existing products and products in development;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products;

•	timing of new product offerings, acquisitions, licenses or other significant events involving us or our competitors;

•	increases in the costs of manufacturing and selling our products;

•	the amount and timing of our operating expenses;

•	litigation expenses;

•	fluctuations in foreign currency exchange rates;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	changes in our ability to obtain and maintain FDA approval or clearance for our products.

•	inventory adjustments we may have to make in any quarter;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain and expand our sales force and operational personnel;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components; and

•	amount and timing of capital expenditures and other costs relating to any potential expansion of our operations.
      Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance and meet similar regulatory requirements in other countries where we seek to market our products, without which we cannot begin to commercialize them. Forecasting the timing of sales of our products is difficult due to the delay inherent in seeking FDA and other clearance or approval, or the failure to obtain such clearance or approval. In addition, we will be increasing our operating expenses as we build our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.
We may not be able to develop new products or product enhancements that will be accepted by the market.
      Our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products. We cannot assure you that we will be able to successfully develop or market new products or that any of our future products will be accepted by the neurointerventionalists who use our products or the payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

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
      We are required to comply with a number of international regulations related to sales of medical devices and contractual relationships with physicians in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act (“FCPA”) which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing him or her to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage.
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
      The market for medical devices for treatment of cerebral vascular diseases is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete primarily with the Target Therapeutics division of Boston Scientific Corporation, the market leader, as well as the Cordis division of Johnson & Johnson, ev3/ Micro Therapeutics and Terumo/ MicroVention. At any time, other companies may develop alternative treatments, products or procedures for the treatment of cerebral aneurysms that compete directly or indirectly with our products. If alternative treatments prove to be superior to our microcoil or other products, continued use or adoption of our products could be negatively affected and our future revenues could suffer.
      In addition, most of our current and potential competitors are either large publicly traded or divisions or subsidiaries of large publicly traded companies, and enjoy several competitive advantages over us, including:

•	greater financial and personnel resources;

•	significantly greater name recognition;

•	established relationships with neurointerventionalists;

•	established distribution networks;

•	greater experience in obtaining and maintaining FDA, and other regulatory approvals for products and product enhancements, and greater experience in developing compliance programs for compliance with numerous federal, state, local and similar laws in non-U.S. jurisdictions;

•	greater resources for product research and development;

•	greater experience in, and resources for, launching, marketing, distributing and selling products; and

•	broader product lines.
      Except for our distribution agreement with Goodman, none of our customers has long-term purchase agreements with us and may at any time switch to the use of our competitors’ products.
      For these reasons, we may not be able to compete successfully against our current or potential future competitors and sales of our products and our revenues may decline.
Our sales in international markets subject us to foreign currency exchange and other risks and costs that could harm our business.
      A substantial portion of our revenues are derived from outside the U.S. For the fiscal years ended March 31, 2004, 2005 and 2006, revenues from customers outside the U.S. represented approximately 50%, 48% and 53% respectively, of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the fiscal year ended March 31, 2006, approximately 42% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pounds sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.

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
      We have experienced, and may continue to experience, periods of rapid growth and expansion, which have placed, and will likely continue to place, a significant strain on our limited personnel and other resources. In particular, the expansion of our fabrication facility and the continuing expansion of our direct sales force will require significant management, technical and administrative resources. Any failure by us to manage our growth effectively, could have an adverse effect on our ability to achieve our development and commercialization goals.
      To achieve our revenue goals, we must successfully increase production in our fabrication facility as required by customer demand. We may in the future experience difficulties in increasing production, including problems with production yields and quality control and assurance and in satisfying and maintaining compliance with regulatory requirements. These problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenues.
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
      Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal controls report from management in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and in subsequent Annual Reports. The internal control report must include a statement:

•	about management’s responsibility for establishing and maintaining adequate internal controls over financial reporting;

•	identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting;

•	concerning management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007, including a statement as to whether or not internal control over financial reporting is effective; and

•	that our independent registered public accounting firm has issued an attestation report on management’s assessment and the effectiveness of internal control over financial reporting.
      We have and will be required to continue to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We have not completed our assessment as required by Section 404, and our independent registered accounting firm has not been engaged to express and has not expressed, an opinion on our internal controls over financial reporting. However, in connection with its audit of our 2006 fiscal year our independent registered accounting firm identified significant deficiencies in our internal controls. A significant deficiency is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a misstatement of the Company’s financial statements that is more than inconsequential will not be prevented or detected. We are in the process of hiring additional accounting personnel, and management believes that the identified significant deficiencies will be remedied by the hiring of such personnel.
      Through fiscal 2007 we anticipate significant growth in our business, including international expansion. As a result, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent registered public accounting firm’s, conclusions at March 31, 2007 with respect to the effectiveness of our internal controls over financial reporting. If our internal controls are not designed or operating effectively, we would be required to disclose at such time that our internal control over financial reporting is not effective. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to.
Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.
      We believe that our current cash position, together with the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and or acquiring new products or technologies;

•	the cost of obtaining and maintaining U.S Food and Drug Administration (“FDA”) approval or clearance of our products and products in development;

•	costs associated with our litigation with Boston Scientific;

•	the expenses we incur related to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and laws and regulations in non-U.S. jurisdictions;

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations affecting public companies recently promulgated by the Securities and Exchange Commission and the Nasdaq National Market;

•	the costs associated with our facilities expansion, if any; and

•	the costs associated with increased capital expenditures.
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
      Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. We may in the future pursue the acquisition of additional complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any such acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from the costs of acquisitions could harm our business and operating results.
We are dependent on single source suppliers for components and materials used in our devices, and the loss of any of these suppliers, or their inability to supply us with an adequate supply of materials, could harm our business.
      We rely on third-party suppliers for components and materials used in our products and rely on single sources for many of the microcoil and delivery system components, including tubing, connectors and sterilization services. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality, delivery schedules and supplier compliance with regulatory requirements. Any delays in delivery of such components or provision of such services or shortages of such components could cause delays in the shipment of our products, which could significantly harm our business. We generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single source suppliers. Because of our reliance on these vendors, we may also be subject to increases in component costs. These increases could significantly harm our business. For us to be successful, our third-party suppliers must also be able to provide us with the materials and components of our products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth may strain the ability of suppliers to deliver an increasingly large supply of materials and components. If we are unable to obtain sufficient quantities of high quality components and materials to meet customer demand on a timely basis, we could lose customers, our reputation may be harmed and our business could suffer. If any one or more of our third-party suppliers cease to provide us with sufficient quantities of our materials or components in a timely manner or on terms acceptable to us, we would have to seek alternative sources of supply. We could incur delays while we locate and engage alternative qualified suppliers and we might be unable to engage alternative suppliers on favorable terms. Any such disruption or increased expenses could harm our commercialization efforts and adversely affect our ability to generate revenues.
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
      A significant portion of our inventory is held on consignment by hospitals that purchase the inventory as they use it. In these consignment locations, we do not have physical possession of the consigned inventory. We therefore have to rely on information from our customers as well as periodic inspections by our sales personnel to determine when our products have been used. We have in the past experienced problems managing appropriate consigned inventory levels and as a result we recorded an impairment of inventory for anticipated obsolescence in fiscal 2004 and an impairment of excess inventory in both fiscal 2004 and 2005. If we are not able to effectively manage appropriate consigned inventory levels, we may suffer inventory losses that will reduce our gross profit levels. There can be no assurance that any efforts to strengthen our monitoring and management of consigned inventory will be adequate to meaningfully reduce the risk of inventory loss.

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
      The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Accordingly, we may in the future be subject to further litigation and administrative proceedings over such rights with other companies in our industry. As we have discussed above with respect to our current litigation with Boston Scientific, whether a product or method infringes a patent involves complex legal and factual issues rendering the outcome of any patent dispute largely unpredictable. In the future, other competitors may assert that at least one of our products, its components, or the methods we employ in the use or manufacture of our products are covered by and infringe the competitors’ U.S. or foreign patents held by them. In addition, should our patents or applications have claims that encompass the same scope as claims pending or issued to a third party competitor, that third party may claim that its claims have priority over ours because they invented the claimed subject matter first. Because patent applications generally take many years to issue, there may be third party applications presently pending of which we are unaware, that may in the future result in issued patents that at least one of our products, its components, or the methods we employ in the use or manufacture of our product(s) may infringe. There could also be issued patents that one or more components of our products may inadvertently be infringing, of which we are unaware. As the number of participants in the market for cerebral vascular treatments and the number of issued patents in this technology area grows, the possibility of being charged with patent infringement increases.
      As we have discussed above with respect to our litigation with Boston Scientific, any infringement claims against us may cause us to incur substantial costs, could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If the relevant patent claims are upheld as valid and enforceable and we are found to infringe, we could be required to pay substantial damages and/or royalties and could be prevented from selling our products unless we could obtain a license or were able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may be unable to commercialize one or more of our products or practice the methods we employ in the use or manufacture of our products.
Our ability to protect our intellectual property and proprietary technology through patents and other means is uncertain.
      Our success depends significantly on our ability to procure proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not be sufficient to adequately protect our intellectual property or permit us to gain or keep any competitive advantage. For example, any of our pending U.S. or foreign patent applications may ultimately not issue as a patent or, alternatively, may issue with claims that are of little or no value to us. In addition, once issued, a valuable patent may be challenged successfully by third parties and invalidated, such as is being attempted by Boston Scientific in our presently ongoing litigation. In addition, our patent protection for material aspects of our products and methods is presently being pursued with applications that have been filed but not issued, such that these material aspects are not presently protected by patents. Competitors may further be able to get around having to license our technology in order to avoid infringement by designing around our issued and published patent claims, thereby staying clear of our proprietary rights. Similarly, competitors may develop products and methods that are equivalent or superior to ours. Our confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Both the process of procuring patent rights and the process of managing patent disputes can be time consuming and expensive.
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
If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, or to comply with similar regulatory requirements in other countries where we market our products, our ability to commercially distribute and market our products could suffer.
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
      Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, requires a new 510(k) clearance or, possibly, PMA approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review a manufacturer’s decision. The FDA may not agree with any of our past or future decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification to a previously cleared product, we may be required to cease marketing and/or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, for any reason, that our products are not safe, including but not limited to new safety data from use of the product, or manufacturing defects. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA
If we or our suppliers fail to comply with the FDA’s quality system regulations, the manufacture of our products could be delayed.
      We and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces these quality system regulations through unannounced inspections. If we or one of our suppliers fail a quality system regulations inspection or if any corrective action plan is not sufficient, or is very expensive or time consuming to implement, the manufacture of our products could be delayed until satisfactory corrections are made, or in the event we are unable to correct the problems we may not be able to continue manufacturing and distributing the particular device or devices. Such a delay potentially could disrupt our business, harm our reputation and adversely affect our sales and revenues.
If interventionalists are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.
      Successful sales of our products will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers that purchase medical devices for treatment of their patients, generally rely on third-party payors to cover the use of the product for the particular procedure and reimburse all or part of the costs and fees associated with the procedures performed with these devices. Currently, the costs of our products distributed domestically are being reimbursed by third party payors. There is no guarantee that coverage and adequate reimbursement will be available in the future for our existing and/or new products. Both public and private insurance reimbursement plans are central to new product acceptance. Neurointerventionalists are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products and related procedures.
      In international markets, market acceptance may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. Currently, the costs of our products distributed internationally, other than in some Latin American countries, are being reimbursed by public and private healthcare insurers. We may not obtain international reimbursement approvals in a timely manner, if at all, our failure to receive international reimbursement approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.
      In addition, in certain countries, such as France, Germany and Japan, we are required to obtain regulatory clearance for our products to be eligible for reimbursements by third party payors, even though reimbursement for embolic coiling procedures is already in place.
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
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123R will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. While SFAS No. 123R permits entities to continue the use of the Black-Scholes option-pricing model, SFAS No. 123R also permits the use of a “binomial model.” Based on our research on the alternative models available to value option grants, and in conjunction with the type and number of stock options we expect to issue in the future, we have determined that we will continue to use the Black-Scholes option pricing model for stock option valuation upon the adoption of SFAS No. 123R. Accordingly, our adoption of SFAS No. 123R will have a significant impact on the results of operations, although it will have no impact on our overall financial position.
We may become subject to product liability claims which could require us to pay damages that exceed our insurance coverage.
      Our business exposes us to potential product liability claims that are inherent in the testing, manufacture and sale of medical devices for neurointerventional procedures. These procedures involve significant risk of serious complications, including intracranial bleeding, brain injury, paralysis and even death. Any product liability claim brought against us, with or without merit, could result in the increase of our product liability insurance rates or the inability to secure coverage in the future. In addition, we could have to pay an amount in excess of policy limits, which would have to be paid out of cash reserves. If longer-term patient results and experience indicate that our products or any component cause tissue damage, motor impairment or other adverse effects, we could be subject to significant liability. Finally, even a meritless or unsuccessful product liability claim could harm our reputation in the industry, lead to significant legal fees and could result in the diversion of management’s attention from managing our business.

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
The price of our common stock has fluctuated and we expect will continue to fluctuate substantially and you may not be able to sell your shares at or above your purchase price.
      The market price of our common stock has been and we expect will continue to be highly volatile and may fluctuate substantially due to many factors, including:

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
      Based on shares outstanding at March 31, 2006, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 46.8% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.
      Further, three of our eight current directors were designated by our principal stockholders which may increase such stockholders’ influence relating to matters submitted to the Board of Directors.
Future sales of our common stock may depress our stock price.
      Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover certain holders of our common stock have the right to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
      We have registered 4,972,187 shares of common stock that we may issue under our 1998 Stock Plan, 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance. The sale by any of these holders of a large number of securities in the public market could reduce the trading price of our common stock and impede our ability to raise future capital.
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
      Our amended and restated certificate of incorporation and amended bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

•	provide for a classified board of directors, with each director serving a staggered three-year term;

•	prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;

•	prohibit our stockholders from making certain changes to our amended and restated certificate of incorporation or bylaws except with 66 2/3 % stockholder approval; and

•	require advance written notice of stockholder proposals and director nominations.
      In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.
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

Item 1B.	Unresolved Staff Comments.
      None

Item 2.	Properties.
      Our worldwide headquarters are located in San Jose, California. On June 6, 2005, we entered into a non-cancelable seven-year lease with our current landlord pursuant to which we lease approximately 42,000 square feet of building space with both administrative and manufacturing facilities. Additionally, we lease office space for our two wholly-owned subsidiaries, Micrus SA and Micrus UK, under non-

cancelable lease agreements with terms through November 2011 and December 2010, respectively. We believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings.
FCPA Investigation
      In August 2004, while reviewing our sales and payment procedures, we identified certain payments we made to physicians located in France, Germany, Spain and Turkey that may have likely violated the FCPA and the laws of such countries as well as possibly the laws of Switzerland, where our Swiss subsidiary is located. Our audit committee immediately directed our legal counsel to conduct an internal investigation into these payments. In September 2004, we voluntarily disclosed to the United States Department of Justice (DOJ) the factual information obtained in our internal investigation of potential violations of the FCPA.
      Soon after reaching the preliminary conclusions of the investigation, our Board of Directors adopted a Foreign Corrupt Practices Act Policy and appointed Tom Holdych, a Senior Vice President of the Company, as Compliance Officer. The Compliance Officer has with the assistance of our general counsel and outside legal counsel developed a number of other corporate policies that will govern payments to and contractual agreements with physicians and other consultants. In addition, the employment of our then Chief Executive Officer and our then Vice President of Sales and Marketing was terminated in November 2004.
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
Patent Litigation
      In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our coil devices infringe two patents held by Boston Scientific and that this infringement is willful. Sales of our microcoil devices currently represent virtually all of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us. In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s occlusive products, and their use, infringe three of our patents. Each party seeks an injunction preventing manufacture, offer for sale, use and importation of the other’s detachable coil devices in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
      Boston Scientific is also a party in two other lawsuits against Cordis Corporation and ev3/ Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against us are also at issue. An outcome of either of these lawsuits adverse to Cordis Corporation or ev3/ Micro Therapeutics, and related to the same patents Boston Scientific asserts against us, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.
      In October 2004, Cordis requested ex parte reexamination of certain claims in those patents. In February 2005, the court granted a stay of the Boston Scientific lawsuit against Micrus until the earlier of twelve 12 months or the outcome of the reexamination by the U.S. Patent and Trademark Office (“USPTO”) in the Cordis case. In February 2006, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for one of the two patents, apparently confirming all of the claims of that patent. In February 2006, the USPTO also issued an Office Action in which it apparently confirmed the patentability of certain of the claims in the second patent, but rejected the remainder. Boston Scientific has stated to the USPTO and to the court that the rejected claims from the second patent can be reissued and certified as patentable upon reexamination if a correction is made to the priority chain for the second patent. In March 2006, the court lifted the stay with respect to any claims that were confirmed as patentable in the reexamination proceedings and has permitted discovery in the case to commence with respect to those claims. The parties have since exchanged preliminary infringement contentions in which Boston Scientific asserted only claims from the first patent. Boston Scientific has stated that it would supplement its preliminary infringement contentions to include claims from the second Boston Scientific patent still under reexamination upon completion of the reexamination, and that these asserted claims would be from the set of claims which has not yet been deemed in condition to be confirmed by the USPTO. Based on our current understanding of the reexamination, we believe that the claims of the second Boston Scientific patent also will be confirmed. The confirmation of asserted claims in one, and potentially both, of Boston Scientific’s asserted patents may negatively impact our chances of mounting a successful invalidity defense against this patent.
      We are unable at this time to determine the likely outcome of the patent litigation. Patent lawsuits involve complex legal and factual issues which can take a number of years and a great deal of expense and management attention to resolve. We may also be subject to potentially negative publicity due to the litigation. In the because of an event it is determined that we infringe patent claims asserted by Boston Scientific and that those claims are not invalid and not unenforceable we may, among other things, be required to do one or more of the following:

•	pay damages, including up to treble damages and Boston Scientific’s attorney’s fees and costs, which may be substantial;

•	cease, because of an injunction, the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of our microcoil devices, which currently represent virtually all of our revenues, found to infringe the patent claims asserted by Boston Scientific;

•	expend significant resources to redesign our technology so that it does not infringe the patent claims asserted by Boston Scientific, which may not be possible;

•	discontinue manufacturing or other processes that incorporate technology that infringes the patent claims asserted by Boston Scientific;

•	become subject to a compulsory license order under which we would be required to pay Boston Scientific a royalty on future sales of our products; and/or

•	obtain a license from Boston Scientific to use the relevant patents, which may not be available to us on acceptable terms, or at all.
      If our microcoil devices were found to infringe, any development or acquisition of products or technologies that do not infringe the patent claims asserted by Boston Scientific could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we were to be required to, but could not obtain, a license under the patent claims asserted by Boston Scientific, we would likely be prevented from commercializing or further commercializing the relevant products. We believe that it is unlikely that we would be able to obtain a license under the patent claims being asserted by Boston Scientific. If we need to redesign our products to avoid the patent claims being asserted by Boston Scientific, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to the redesigned products and, ultimately, in obtaining approval.
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

Item 4.	Submission of Matters to a Vote of Security Holders.
      None
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is traded on the Nasdaq National Market under the symbol “MEND.” The following table sets forth the high and low daily bid prices per share of our common stock, as reported by the Nasdaq National Market.

Fiscal Year Ended March 31, 2006	High	Low

First Quarter (from June 16, 2005)	$11.40	$10.75
Second Quarter	$12.80	$9.65
Third Quarter	$10.25	$6.34
Fourth Quarter	$14.40	$8.40
      The last reported sale price of our common stock on the Nasdaq National Market on June 1, 2006 was $14.40 share. As of June 1, 2006, there were approximately 446 holders of record of our common stock.

Dividend Policy
      We have never declared a divided or paid any cash dividends on our common stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Unregistered Securities Sold in Fiscal 2006
      We did not sell any unregistered shares of our common stock during fiscal 2006.

Use of Proceeds
      Our Registration Statement on Form S-1 (File No. 333-123154) related to our IPO was declared effective by the SEC on June 16, 2005. The public offering commenced on June 17, 2005. All 3,250,000 shares of common stock offered in the final prospectus were sold at the initial closing on June 21, 2005, and an additional 250,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at a third closing on July 6, 2005, in each case at a price to public of $11.00 per share (before deducting underwriting discounts and commissions) through a syndicate of underwriters managed by A.G. Edwards and Needham & Company, LLC. The aggregate gross proceeds of the shares offered and sold was $38.5 million, out of which we paid an aggregate of $2.7 million in underwriting discounts and commissions to the underwriters. In addition, as of March 31, 2006, we incurred additional expenses of approximately $2.8 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $5.5 million.
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

Issuer Purchases of Equity Securities
      We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended March 31, 2006.

Item 6.	Selected Financial Data.
      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of March 31, 2006 and 2005 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2003 and 2002 and the selected consolidated balance sheet data as of March 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods. All per share amounts for all periods presented have been restated to reflect the 1-for-2.25 reverse stock split that became effective on June 10, 2005.
Consolidated Statement of Operations

	Year Ended March 31,

	2006	2005	2004	2003	2002

	(In thousands, except per share data)
Revenues	$32,781	$24,012	$15,700	$8,287	$3,770
Cost of goods sold(1)	9,710	8,003	5,725	3,629	2,626

Gross profit	23,071	16,009	9,975	4,658	1,144

Operating expenses:
Research and development(1)	6,589	2,360	2,927	1,763	1,364
Sales and marketing(1)	15,171	8,781	6,012	4,367	3,451
General and administrative(1)	10,307	11,884	3,511	3,080	3,463

Total operating expenses	32,067	23,025	12,450	9,210	8,278

Loss from operations	(8,996)	(7,016)	(2,475)	(4,552)	(7,134)
Interest income	1,295	177	153	95	254
Interest expense	(12)	(29)	(20)	(11)	(11)
Other income, net	(632)	164	328	287	30

Net loss before income taxes	$(8,345)	$(6,704)	$(2,014)	$(4,181)	$(6,861)
Benefit from income taxes	(84)	—	—	—	—

Net loss	(8,261)	(6,704)	(2,014)	(4,181)	(6,861)
Accretion to redemption value of redeemable convertible preferred stock	(659)	(588)	(530)	(476)	(458)

Net loss attributable to common stockholders	$(8,920)	$(7,292)	$(2,544)	$(4,657)	$(7,319)

Net loss per share attributable to stockholders, basic and diluted	$(0.79)	$(5.22)	$(2.02)	$(3.82)	$(6.17)

Shares used in computing net loss per attributable to common stockholders, basic and diluted	11,240	1,397	1,257	1,220	1,186

(1)	Includes non-cash stock-based compensation of the following:

	Year Ended March 31,

	2006	2005	2004	2003	2002

Cost of goods sold	$26	$26	$11	$—	$—
Research and development	22	69	207	19	12
Sales and marketing	169	134	162	13	7
General and administrative	172	3,210	174	16	8

Total	$389	$3,439	$554	$48	$27

	March 31,

	2006	2005	2004	2003	2002

	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$62,114	$29,774	$17,878	$8,864	$9,331
Mandatorily redeemable convertible preferred stock	—	58,442	49,479	39,305	35,395
Total stockholders’ equity (deficit)	51,316	(37,561)	(34,193)	(32,475)	(27,686)

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report, and with other factors described from time to time in our other filings with the Securities and Exchange Commission. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in the forward-looking statements due to a number of factors, including those discussed in Part I, Item 1A “Risk Factors” above and elsewhere in this Annual Report on Form 10-K.
Overview
      We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. We also are developing products for the treatment of ischemic disease and have recently launched our first product in this market. Our products are used by interventional neuroradiologists and neurosurgeons to treat cerebral aneurysms responsible for hemorrhagic stroke. Both hemorrhagic and ischemic stroke are significant causes of death worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils are unique in that they automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessory devices and products including microcatheters and guidewires used to deliver microcoils and stents for the treatment of cerebral vascular disease. We plan on growing our business by continuing to penetrate our existing markets, bringing new products and technologies to interventional neuroradiologists and neurosurgeons, and by entering new markets such as Asia where we introduced our products in Japan through a distributor. Our products commenced selling in Japan in March 2006.
      Our revenues are derived primarily from sales of our microcoils. We also sell access devices, which currently do not account for a significant portion of our revenues. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, free of charge and remain on site.

      We anticipate that our cost of goods sold will generally increase in absolute dollars during those quarters in which our sales increase or we incur additional manufacturing costs in anticipation of the commercial introduction of new products. Furthermore, our gross margin percentage may decrease in those quarters in which we initiate sales of new products or product lines, or enter new geographic territories.
      Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our product offerings. In August 2004, we introduced our Cerecyte microcoil product line and since June 2005 we have launched seven new products, including microcoils, stents, microcatheters and guidewires. We intend to continue this product line expansion with the goal of continuing to increase our per-procedure revenue.
      We also intend to continue to expand our direct sales force in Europe and the United States and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner Goodman. We recorded product sales of $2.2 million to Goodman in March 2006.
      As we expect to continue to incur net losses for the foreseeable future as described below, we currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash.
      We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $32.8 million in fiscal 2006.
      Since inception, we have been unprofitable. We have incurred net losses of $2.0 million in fiscal 2004, $6.7 million in fiscal 2005 and $8.3 million in fiscal 2006. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We expect to continue to incur net losses for the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of March 31, 2006, we had an accumulated deficit of $49.6 million.
Recent Developments
      Expanded Manufacturing Facility. On June 6, 2005, we signed a new lease for expanded facilities which will allow us to further increase our manufacturing capacity. We believe this additional capacity will allow us to meet the anticipated demand for our products and improve manufacturing efficiencies.
      Initial Public Offering. On June 21, 2005, we completed an initial public offering (“IPO”) in which we sold 3,250,000 shares of common stock at $11.00 per share for net cash proceeds of approximately $33.2 million. On July 6, 2005, we sold an additional 250,000 shares of our common stock at $11.00 per share pursuant to the over-allotment option granted. The net proceeds to us from the exercise of the over-allotment option were approximately $2.6 million. We received an aggregate of approximately $33.0 million in cash proceeds from the offering, including the proceeds we received from selling shares pursuant to the over-allotment option, net of underwriting discounts and offering expenses.
      Vascular FX Intellectual Property Purchase. On July 28, 2005, we entered into a technology transfer agreement with Vascular FX, pursuant to which we purchased certain intellectual property from Vascular FX. Pursuant to the terms of the agreement, we are obligated to pay up to $4.0 million in cash to Vascular FX, which included a $1.5 million payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future product sales. In January and May 2006, we made milestone payments of $1.0 million and $1.5 million, respectively. There are no future milestone payments to Vascular FX under the terms of the agreement.
      Neurologic Acquisition. On September 20, 2005, we purchased all of the outstanding capital stock of Neurologic UK Limited (“Neurologic”), a privately held distributor of our products in the United Kingdom. Neurologic accounted for approximately 14% of our revenues during the fiscal year ended March 31, 2005. The results of operations for the partial period subsequent to the acquisition date are included in the accompanying consolidated statements of operations.

      The transaction included an initial cash consideration of approximately $4.7 million and future multi-year revenue based earn-out payments. All three earn-out payments will be one-third of Neurologic’s product sales during specified periods. In November 2005, we paid an additional $120,000 as a purchase price adjustment pursuant to the provisions of the purchase agreement. In April 2006, we paid an additional $1.4 million for the first year earn-out payment.
      After the purchase of Neurologic, we formed a new wholly-owned subsidiary in the UK and changed the name from Neurologic to Micrus Endovascular UK Ltd (“Micrus Endovascular UK”). We concurrently entered into long term services agreements with each of the two founders of Neurologic to provide for their employment by Micrus Endovascular UK.
      In addition, the two founders of Neurologic agreed to a non-competition provision to last for a period of six years, under which they may not actively carry on any business that would compete with Neurologic’s business within the UK or Ireland. Similarly, they have agreed not to solicit former clients, customers or suppliers of Neurologic for a period of three years.
      The total consideration paid of approximately $7.2 million consisted of the cash payments and accrued first year earn-out payment totaling $6.2 million, assumed forgiveness of receivables from Neurologic to Micrus Endovascular SA at the acquisition date of $0.6 million, and direct acquisition related costs of $316,000. The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. We determined the valuation of the identifiable intangible assets acquired in the transaction to be $3.9 million. We recorded goodwill of $3.3 million associated with the purchase of Neurologic. A deferred tax liability of $0.7 million was recorded for the tax effect of the amortizable intangible assets which are not deductible for tax purposes.
      Goodman Distribution Agreement. On September 30, 2005, we entered into a five-year, exclusive distribution agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the agreement, Goodman will promote and market our full line of products, as such products are approved, in Japan and will purchase a minimum of $27.25 million of such products over the five year term of the agreement, ranging from $2.0 million during fiscal year 2006 to $9.0 million during fiscal year 2010. The initial term of the agreement is five years, subject to the right of the parties to terminate earlier based upon the occurrence of certain events, and automatically renews for successive one-year periods unless otherwise determined by either party. In connection with the agreement, Goodman paid us an up-front cash payment of $0.8 million which has been recorded as deferred revenue. We are recognizing the deferred revenue on a straight-line basis over the five-year term of the agreement. In February 2006, we received regulatory clearance to sell our products in Japan through Goodman. We recorded product sales of $2.2 million to Goodman in March 2006.
      Biotronik Agreement. On January 6, 2006, we entered into a license, development and distribution agreement (the “Biotronik Agreement”) with Biotronik AG, a Swiss corporation (“Biotronik”), pursuant to which we will collaborate with Biotronik to develop certain neurovascular products and we will be the exclusive worldwide distributor for jointly developed neurovascular products. Biotronik granted us an exclusive license to certain patents, know-how and other proprietary technology in the neurovascular field.
      Under the terms of our agreement, we paid an upfront licensing fee of approximately $0.6 million to Biotronik and were required to make milestone payments to Biotronik upon receipt of approvals to market stent products we jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. In February 2006, Biotronik received CE Mark clearance for the Pharos stent intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence we paid milestone payments to Biotronik of approximately $0.7 million in both March and April 2006. We will make royalty payments to Biotronik when we start selling the Pharos stent in the first quarter of fiscal 2007. Under the terms of this agreement, there are no future milestone payments to Biotronik related to the Pharos stent. Additionally, we will continue to fund ongoing project development based on the terms of this agreement.

Results of Operations
      The following table sets forth the results of our operations, expressed as percentages of revenues, for the years ended March 31, 2006, 2005 and 2004:

	Year Ended March 31,

	2006	2005	2004

	%	%	%
Consolidated Statement of Operations Data:
Revenues	100%	100%	100%
Cost of goods sold	30%	33%	36%

Gross profit	70%	67%	64%

Operating expenses:
Research and development	20%	10%	19%
Sales and marketing	46%	36%	38%
General and administrative	31%	50%	22%

Total operating expenses	97%	96%	79%

Loss from operations	(27)%	(29)%	(15)%
Interest and investment income	4%	1%	1%
Interest expense	0%	0%	0%
Other income, net	(2)%	0%	1%

Net loss before provision for income taxes	(25)%	(28)%	(13)%
Benefit from income taxes	0%	0%	0%

Net loss	(25)%	(28)%	(13)%
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	(2)%	(2)%	(3)%

Net loss attributable to common stockholders	(27)%	(30)%	(16)%

Fiscal Years Ended March 31, 2006 and 2005

Revenues
      Our revenues are derived primarily from sales of our microcoils and to a lesser extent sales of accessory devices used in the treatment of cerebral vascular diseases. Our revenues were $32.8 million in fiscal 2006, an increase of $8.8 million or 37% from $24.0 million in fiscal 2005. Revenues from the Americas were $18.0 in fiscal 2006, an increase of $4.2 million or 31% from $13.8 million in fiscal 2005. Revenues from Europe were $14.8 million in fiscal 2006, an increase of $4.6 million or 44% from $10.2 million in fiscal 2005. The increase was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate and the introduction of new products. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte product sales in fiscal 2006. Our revenues in fiscal 2006 also included initial sales to our distributor in Japan of $2.2 million which has been included in the Company’s European geographic segment.

Gross Profit
      Cost of goods sold consists of materials, direct labor, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Cost of goods sold were $9.7 million in fiscal 2006, an increase of $1.7 million or 21% from $8.0 million in fiscal 2005. The increase in cost of goods sold during fiscal 2006 as compared to fiscal year 2005 was primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production, partially offset by increased manufacturing efficiencies. Cost of goods sold in fiscal 2005 included a $279,000 impairment of inventory related to design changes to further enhance the handling and performance of the product and a $298,000 impairment of inventory related to products determined to be excess inventories.
      Gross profit was $23.1 million in fiscal 2006, an increase of $7.1 million or 44% from $16.0 million in fiscal 2005. Gross margin was 70% in fiscal 2006 and 67% in fiscal 2005. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by the increase in cost of goods sold of $426,000 due to higher per unit cost of inventory acquired in connection with the purchase of Neurologic that was sold from the acquisition date through the end of fiscal 2006 and import handling fees of $282,000 associated with product shipments through our prior distributor in Japan. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.

Operating Expenses
      Research and Development. Research and development expenses consist primarily of costs associated with the design, development, and testing of new and existing products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses were $6.6 million in fiscal 2006, an increase of $4.2 million or 179% from $2.4 million in fiscal 2005. The increase was primarily due to expenses in connection with the purchase of intellectual property (“IP”) from Vascular FX amounting to $2.5 million, an increase of $277,000 related to evaluating in-process technology, an increase of $0.6 million, in the form of an upfront licensing fee in connection with the Biotronik Agreement, an increase of $0.6 million related to increased headcount, as well as an increase of $192,000 in supplies expense and $143,000 in consulting expense associated with the developing and testing of new products. As a percentage of revenues, research and development expenses were 20% in fiscal 2006 and 10% in fiscal 2005. Excluding the non-routine charges related primarily to the acquisition of IP from Vascular FX, we expect our research and development expenses to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product improvements, and expand our existing product line.
      Sales and Marketing. Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses were $15.2 million in fiscal 2006, an increase of $6.4 million or 73% from $8.8 million in fiscal 2005. This increase was primarily due to an increase of $2.6 million associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commission costs of $1.1 million on increased sales in the United States and Europe, higher travel expenses of $1.1 million, an increase of $0.6 million related to graphic design, promotional and printing costs in connection with new product releases and the relocation of our offices in the United States, Switzerland, and the United Kingdom, an increase of $277,000 related to consulting expenses incurred primarily due to outsourced product marketing functions, as well as an increase of $98,000 due to a randomized post product release trial with our Cerecyte product. As a percentage of revenues, sales and marketing expenses increased to 46% in fiscal 2006 from 36% in fiscal 2005 due to an increase in headcount both in the United States and Europe in the sales force and clinical support group. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.
      General and Administrative. General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit and information technology consulting. General and administrative expenses were $10.3 million in fiscal 2006, a decrease of

$1.6 million or 13% from $11.9 million in fiscal 2005. The decrease was primarily due to a stock-based compensation charge in fiscal 2005 relating to our former CEO of $3.0 million, a decrease in audit and tax fees of $1.0 million as our general and administrative expenses in fiscal year 2005 included audit and other fees related to the preparation for our IPO and for international tax restructuring and planning, and the monetary penalty of $450,000 pursuant to the agreement we entered into with the DOJ in February 2005, partially offset by increases of $0.7 million related to higher finance and administrative personnel costs, $388,000 related to the amortization of identifiable intangible assets in connection with the purchase of Neurologic, $358,000 due to higher insurance premiums for our directors and officers insurance policy associated with being a public company, $195,000 related to management bonuses in connection with our IPO, $299,000 associated with investor relations costs and board of directors fees, and $292,000 for regulatory costs associated with entering the Japanese market. As a percentage of revenues, general and administrative expenses were 31% in fiscal 2006 and 50% in fiscal 2005. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.

Stock-based Compensation Charges
      Deferred compensation for stock options granted to employees has been calculated as the difference between the exercise price and the fair value of our common stock on the date of grant. In connection with the grant of stock options to employees during fiscal 2004, we recorded deferred stock-based compensation of $1.1 million. We recorded these amounts as a component of stockholders’ equity and are amortizing the amount, on a straight-line basis, as a non-cash charge to cost of goods sold and operating expenses over the vesting period of the options.
      Exercise prices of options granted subsequent to March 31, 2004 were determined to be equal to the fair market value of our common stock on the date of grant.
      The resulting amortization expense of the deferred stock-based compensation for the grant of stock options to employees was $229,000 and $265,000 in fiscal 2006 and 2005, respectively. We anticipate we will record amortization of deferred compensation related to these employee stock option grants as follows:

Fiscal Year 2007	$229,000
Fiscal Year 2008	$168,000
      The compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services. In addition to the amounts outlined above, beginning in the first quarter of fiscal 2007, we will record compensation expense for the value of stock options vesting from that date forward in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R.
      In addition, stock options issued to non-employees, generally for consulting services related to patient studies or marketing analysis, are recorded at their fair value on the date of vesting in accordance with SFAS No. 123 and EITF No. 96-18 and recognized over the respective service or vesting period. In connection with stock options issued to non-employees, we recorded $160,000 and $189,000 of stock-based compensation expense in fiscal 2006 and 2005, respectively.

Other Income, Net
      Other income, net consists primarily of investment income, interest expense, and foreign currency gains and losses. Total other income, net was $0.7 million in fiscal 2006, an increase of $339,000 from $312,000 in fiscal 2005. This increase was primarily due to an increase in interest income of $1.1 million primarily as a result of higher interest rates and higher average cash and investment balances. This was partially offset by higher foreign exchange losses of $0.7 million resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, and a non-operating charge of $158,000 recorded upon the completion of our IPO for the change in fair value of the 2005 common stock warrants.

Income Taxes
      We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income taxes. In fiscal 2006, we accrued a current tax benefit of approximately $11,000 arising from a net operating loss attributed to Neurologic for the period after the acquisition date and a noncurrent tax benefit of approximately $73,000 for the tax effect of the current year amortization related to the intangible assets acquired in the Neurologic transaction which are not deductible. As of March 31, 2006, we had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $30.8 million, $16.5 million and $2.1 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2007 and the foreign NOLs will expire beginning in 2009. We also have federal and state tax research and development credit carryforwards of approximately $0.9 million and $0.8 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards do not expire. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have established a valuation allowance at March 31, 2006 and 2005 to fully offset the deferred tax assets.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value
      Our convertible preferred stock that was outstanding prior to the closing of our initial public offering in June 2005 was redeemable at the request of the holder on or after the sixth anniversary of the original issuance date based upon certain circumstances. This right expired upon the automatic conversion of all of our preferred stock into common stock upon the closing of the IPO. Prior to the closing of the IPO, we were accreting the carrying value of the preferred stock to the mandatory redemption amount on the sixth anniversary using the effective interest method through periodic charges to additional paid-in capital. We recorded a non-cash charge of $276,000 and $0.6 million for the accretion on our redeemable convertible preferred stock in fiscal 2006 and 2005, respectively.

Beneficial Conversion Feature
      The difference between the proceeds allocated to the Series E preferred stock and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the Series E preferred stock which was recorded as a reduction to the Series E preferred stock and an increase to additional paid-in-capital. The total beneficial conversion feature was $383,000 which, prior to the completion of the IPO, was being amortized as a reduction of net income available to common stockholders over the period of redemption of the Series E preferred stock. Upon completion of the IPO, we recorded a non-cash charge of $383,000 for the beneficial conversion feature on our Series E preferred stock in the first quarter of fiscal 2006.
Fiscal Years Ended March 31, 2005 and 2004

Revenues
      Our revenues were $24.0 million in fiscal 2005, an increase of $8.3 million or 53% from $15.7 million in fiscal 2004. This increase was primarily due to an increase in the number of microcoils shipped by us during this period. Factors driving this increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate and the launch of our Cerecyte microcoil product line in August 2004. In addition, $0.7 million of our increase in revenues resulted from the decline in the U.S. dollar against the foreign currencies in which our international revenues are denominated.

Gross Profit
      Cost of goods sold were $8.0 million in fiscal 2005, an increase of $2.3 million or 40% from $5.7 million in fiscal 2004. The increase in cost of goods sold during fiscal 2005 as compared to the prior year was primarily from increased personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from capacity expansion, and higher costs associated with the ramp-up of manufacturing of our new Cerecyte microcoil product line. Cost of goods sold in fiscal 2005 included a $279,000 impairment of inventory in the third quarter of fiscal 2005 for the cost of certain first generation Cerecyte microcoils replaced with a coil that has been designed to further enhance the handling and performance of the product and a $298,000 impairment of inventory in the fourth quarter of fiscal 2005 for microcoils in our consignment accounts and finished goods inventory which after review of historical turnover, future demand and market conditions for our product were determined to be excess inventories. Cost of goods sold in fiscal 2004 included a $387,000 impairment of inventory in the first quarter of fiscal 2004 for anticipated obsolescence of platinum product due to a design optimization intended to improve deployment performance and a $255,000 impairment of excess inventory in the fourth quarter of fiscal 2004 reflecting an anticipated decrease in demand for our platinum product line in response to the introduction of our Cerecyte microcoil product line in the second quarter of fiscal 2005.
      Gross profit was $16.0 million in fiscal 2005, an increase of $6.0 million from $10.0 million in fiscal 2004, primarily as a result of an increase in revenue and lower per unit production costs. Gross margin was 67% in fiscal 2005 and 64% in fiscal 2004. This increase was primarily due to higher gross margins we derived from sales of our Cerecyte microcoils, which commenced commercial sales in August 2004.

Operating Expenses
      Research and Development. Research and development expenses were $2.4 million in fiscal 2005, a decrease of $0.6 million or 19% from $2.9 million in fiscal 2004. The reduction was primarily due to higher spending of $322,000 in fiscal 2004 for animal studies and testing related to the development of our stent and microcatheter products, and an increase of $198,000 in supplies and raw materials costs related to the stent and microcatheter projects, and savings of $145,000 from reduced headcount in fiscal 2005. The decrease was partially offset by $104,000 of recruiting and relocation costs for our research and development staff and partially offset by a $190,000 increase in fees and related costs in connection with evaluating in-process technology. As a percentage of revenues, research and development expenses were 10% in fiscal 2005 and 19% in fiscal 2004.
      Sales and Marketing. Sales and marketing expenses were $8.8 million in fiscal 2005, an increase of $2.8 million or 46% from $6.0 million in fiscal 2004. This increase was primarily attributable to higher sales commissions of $377,000 on increased sales in the United States and an increase of $0.9 million associated with additional sales and marketing personnel in the United States and Europe and related higher travel costs of $446,000, as well as increased participation and sponsorship of domestic and international meetings to promote awareness of our product line. As a percentage of revenues, sales and marketing expenses were 36% in fiscal 2005 and 38% in fiscal 2004, the decrease was primarily due to the $8.3 million increase in product sales during fiscal 2005, partially offset by the increased expenses described above.
      General and Administrative. General and administrative expenses were $11.9 million in fiscal 2005, an increase of $8.4 million or 238% from $3.5 million in fiscal 2004. The increase was primarily attributable to (i) an increase of $1.6 million in legal fees related to an internal investigation of potential violations of the FCPA and intellectual property litigation in connection with the patent infringement suit filed by Boston Scientific; (ii) a monetary penalty of $450,000 to the DOJ pursuant to the agreement we entered into with the DOJ in February 2005; (iii) an increase of $1.1 million in audit fees related to the preparation for our initial public offering and for international tax restructuring and planning; (iv) a stock-based compensation charge relating to the former CEO of $3.0 million; (v) an increase of $1.2 million related to an increase in finance and administrative personnel costs, including $220,000 for our European operations; (vi) an increase of $110,000 in costs related to supporting our information technology infrastructure; and (vii) termination costs of $100,000 related to our former CEO. As a percentage of revenues, general and administrative expenses were 50% in fiscal 2005 and 22% in fiscal 2004.

Stock-based Compensation Charges
      The amortization expense of the deferred stock-based compensation for the grant of stock options to employees was $265,000 and $87,000 in fiscal 2005 and 2004, respectively.
      In March 2005, we entered into a settlement agreement with our former CEO relating to the termination of his employment in November 2004. The settlement agreement provides that in consideration for executing a release of all claims against us, he will be paid $100,000 in equal installments of $20,000 over a period of five fiscal quarters. In addition, all options held by our former CEO continued to vest through February 28, 2005 and all vested options at that date shall be exercisable through August 31, 2005. As a result of the continued vesting and the change in the exercise date of the options, in the quarter ended March 31, 2005 the Company recorded an expense of $3.0 million related to the intrinsic value of the approximately 325,322 affected options held by our former CEO.
      The amortization expense of the deferred stock-based compensation for the grant of stock options to non-employees was $189,000 and $467,000 in fiscal 2005 and 2004, respectively.

Other Income, Net
      Total other income, net was $312,000 in fiscal 2005, a decrease of $149,000 from $461,000 in fiscal 2004. This decrease was primarily due to lower foreign exchange gains of $164,000 resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, partially offset by $24,000 of interest income as a result of higher average cash and investment balances in fiscal 2005 as compared to the prior year.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value
      We recorded a non-cash charge of $0.6 million and $0.5 million for the accretion on our redeemable convertible preferred stock in fiscal 2005 and 2004, respectively.
Liquidity and Capital Resources

	Year Ended March 31,

	2006	2005	2004

Cash flow activities:
Net cash used in operating activities	$(9,055)	$(3,402)	$(716)
Net cash (used in) provided by investing activities	$(5,940)	$2,462	$(4,965)
Net cash provided by financing activities	$35,665	$11,255	$9,953
      Since our inception, we have funded our operations primarily through issuances of convertible preferred stock and related warrants, which provided us with aggregate gross proceeds of $61.7 million. On June 21, 2005, we completed an IPO in which we sold 3,250,000 shares of our common stock at $11.00 per share for net cash proceeds to us of approximately $33.2 million, net of underwriting discounts and commissions. On July 6, 2005, we sold an additional 250,000 shares of common stock at $11.00 per share pursuant to the over-allotment option granted to the underwriters. Together with the over-allotment shares sold by us, cash proceeds to us in the offering were approximately $33.0 million, net of underwriting discounts and offering expenses.
      As of March 31, 2006, we had cash and marketable securities of $37.1 million, compared to $18.0 million at March 31, 2005. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
      Net cash used in operating activities was $9.1 million during fiscal 2006 as compared to $3.4 million during fiscal 2005 and $0.7 million during fiscal 2004. Net cash used in operating activities during fiscal 2006 resulted primarily from operating losses, an increase in accounts receivable due to an increase in the number of microcoil products sold, including the initial sales to our distributor in Japan in March 2006, and a decrease in accounts payable primarily attributable to payments of audit fees related to our IPO and payments to the DOJ and payment of other legal costs related to FCPA matters. These factors were partially offset by an increase in accrued payroll and related expenses due to increased headcount, an increase in accrued liabilities primarily arising from import handling fees associated with shipments to Japan and the short-term portions of deferred revenue recorded for the upfront payment under our distribution agreement with Goodman and an increase in non-current liabilities primarily consisting of a deferred tax liability recorded in connection with the Neurologic acquisition and the long-term portion of deferred revenue recorded for the upfront payment pursuant to our distribution agreement with Goodman.
      Net cash used in operating activities during fiscal 2005 resulted primarily from operating losses, an increase in accounts receivable due to an increase in the number of microcoils sold and an increase in inventory primarily due to an increase in the number of consignment locations. These factors were partially offset by an increase in stock-based compensation expense primarily resulting from a change for stock options in connection with our settlement agreement with our former chief executive officer, an increase in accrued payroll and related expenses attributable primarily to increased headcount and an increase in accounts payable attributable to audit fees related to our IPO and monetary penalties assessed by the DOJ and legal costs incurred relating to FCPA issues. During fiscal 2004, net cash used in operating activities resulted primarily from operating losses and net increases in accounts receivable and inventories, partially offset by increases in accrued payroll, accrued liabilities and non-cash items such as depreciation and amortization, provision for doubtful accounts, provision for impairment of inventory, and stock-based compensation.
      Net cash used in investing activities was $5.9 million during fiscal 2006, as compared to net cash provided by investing activities of $2.5 million during fiscal 2005 and net cash used in investing activities of $5.0 million during fiscal 2004. Net cash used in investing activities during fiscal 2006 was primarily related to the purchase of Neurologic, the purchase of capital equipment primarily related to the relocation of our corporate headquarters and manufacturing facilities, and the milestone payment to Biotronik which has been capitalized as capitalized license technology. Net cash provided by investing activities during fiscal 2005 was primarily related to the proceeds from sales of marketable securities, partially offset by the purchase of capital equipment. During fiscal 2004, cash used in investing activities was primarily related to the purchase of marketable securities with a portion of the proceeds from the sale of preferred stock, partially offset by the proceeds from the sales of marketable securities.
      Net cash provided by financing activities was $35.7 million during fiscal 2006, as compared to $11.3 million during fiscal 2005 and $10.0 million during fiscal 2004. Net cash provided by financing activities during fiscal 2006 primarily consisted of net proceeds from the sale of common stock in our IPO, net proceeds from the over-allotment option exercise by the underwriters, proceeds from the exercise of preferred and common stock warrants, and proceeds from the exercise of stock options and employee stock purchase plan, partially offset by payments related to issuance costs for preferred stock. Net cash used by financing activities during fiscal 2005 primarily consisted of net proceeds from the issuance of Series E preferred stock and warrants and proceeds from the exercise of stock options and preferred stock warrants, partially offset by the expenditures incurred in preparation for the IPO. During fiscal 2004, net cash provided by financing activities primarily consisted of net proceeds from the sale of preferred stock.
      To the extent that existing cash and marketable securities and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into such agreements in the future, which could require us to seek additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Critical Accounting Policies and Estimates
      We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below. Our management has reviewed our critical accounting policies and estimates with our accounting advisors, audit committee and board of directors.
      Although our significant policies are more fully described in Note 1 to our Consolidated Financial Statements appearing at the end of this report, we believe the following accounting policies to be critical to the judgment and estimates used in the preparation of our consolidated financial statements.
      Revenue Recognition and Product Warranty. We generate revenues from the sale of our microcoil product line and related equipment and accessories. Revenues are generated from sales to hospitals and third-party distributors.
      Revenues are recognized when evidence of an arrangement exists, delivery to the customer has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenues are recognized generally upon shipment, after the receipt of a replenishment or purchase order.
      The evidence of an arrangement generally consists of a contract or a purchase order approved by the customer.
      Delivery to the customer occurs when the customer takes title to the product. Generally title passes upon shipment, but may occur when the product is received by the customer based on the terms of the agreement with the customer.
      The selling price for all sales are fixed and agreed with the customer prior to shipment and are generally based on established list prices or contractual agreements.
      We perform a credit check on new customers and periodic credit checks on existing customers. Accordingly, collectibility is generally assured prior to shipment. In the event a sale is made to a customer for which collectibility is not reasonably assured, we either require prepayment of the order or revenue is deferred and recognized upon collection. We maintain a reserve for amounts which may not be collectible. As of March 31, 2006 our accounts receivable reserve was $317,000.
      Sales made to our South American distributors are made according to the same contractual terms as sales made to other customers. However, we have historically experienced longer delays in receiving payments and a higher level of write-offs relating to our South American distributors and have been unable to conclude that collectibility is reasonably assured at the time that the customer takes title to the inventory on sales to this class of customers. Accordingly, for this class of customers, we recognize revenues when cash is collected. Revenues recognized from these customers was $0.8 million, $0.8 million, and $0.9 million for the years ended March 31, 2006, 2005, and 2004, respectively. The cost of goods sold is deferred as a component of finished goods inventory and recognized at the time the related sale is recognized.
      We maintain inventory at various hospital locations under the custody of hospital personnel for use in procedures. We recognize revenues on sales to these customers when the revenue criteria have been met, which occurs when the hospital customer informs us that product has been removed from inventory and used in a procedure.
      Once a sale has occurred, we provide our customers with limited warranty privileges. To date, product returns under warranty have not been significant.

      Sales to distributors are recognized at the time of shipment, provided the price is fixed or determinable, and collectibility is reasonably assured. Non-refundable fees received from distributors upon entering into multi-year distribution agreements, where there is no culmination of a separate earnings process, are deferred and amortized over the term of the distribution agreement or the expected period of performance, whichever is longer.
      Allowance for Doubtful Accounts. In estimating the collectibility of our accounts receivable, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms. We record allowances in the period when the revenues are recognized based on anticipated future events. If there are unanticipated future events, this allowance may need to be adjusted.
      Excess and Obsolete Inventory. We calculate an inventory reserve for estimated obsolescence or excess inventory based upon historical turnover and assumptions about future demand for our products and market conditions. Our products have a three-year shelf life, with the exception of our Cerecyte microcoils, which have a two-year shelf life. Our products are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of microcoils, is at risk of obsolescence following the introduction and development of new or enhanced products. The inventory reserve at March 31, 2006 was $0.9 million, which included a $0.7 million impairment of inventory for our microcoils in our consignment accounts and finished goods inventory which after review of historical turnover, future demand and market conditions for our product were determined to be excess inventories, and a $57,000 impairment of inventory for obsolescence of product due to expiration or anticipated expiration of shelf life. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Future product introductions and related inventories may require additional reserves based upon changes in market demand or introduction of competing technologies. Increases in the reserve for excess and obsolete inventory result in a corresponding expense to cost of goods sold.
      Accounting for Income Taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our net deferred tax assets as of March 31, 2006 and 2005, respectively, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry forwards and research and development tax credits.
      Stock-based Compensation. We have granted to our employees options to purchase our common stock at exercise prices equal to the fair value of the underlying common stock, as determined by our board of directors on the date of grant. In anticipation of our IPO, we determined that for financial reporting purposes the estimated value of our common stock was in excess of the exercise price for certain option grants occurring in the fiscal year ended March 31, 2004. We record the deferred compensation expense on a straight-line basis over the vesting period, reduced for any cancellation of unvested options. For the years ended March 31, 2006, 2005 and 2004, we recorded employee stock-based compensation expense of $229,000, $265,000 and $87,000, respectively. No deferred compensation has been recognized on grants occurring prior to June 23, 2003 and subsequent to March 31, 2004 as we determined that the exercise price for these grants was equal to or greater than the fair value of the common stock on the date of grant. We anticipate that nearly all stock options granted in the future will have no difference between the exercise price and the deemed value of the underlying shares because the vast majority of stock options will have an exercise price determined by the trading price in the market on the date of grant. Deferred compensation, net of forfeitures recorded from stock option grants through March 31, 2006 totaled approximately $1.0 million.
      These valuations are inherently highly uncertain and subjective. If we had made different assumptions, our deferred stock-based compensation amount, our stock-based compensation expense, our net loss and net loss per share could have been significantly different.

      Under generally accepted accounting principles, companies are permitted to use an alternative method of valuing stock options which is based on the fair value of the stock option on the date of grant. This method generally results in the recording of a greater expense related to stock options. Recent changes to the accounting rules require all companies to use a fair value method to record compensation expense related to stock options. We are required to adopt this change in the first quarter of fiscal 2007.
      As of March 31, 2006, the intrinsic value of outstanding employee stock options, based on the closing price of $14.00 per share, was as follows:

Vested	$1.3 million

Unvested	$1.6 million

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal 2007.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123R will have a significant impact on the results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. While SFAS No. 123R permits entities to continue the use of the Black-Scholes option pricing model, SFAS No. 123R also permits the use of a “binomial model.” Based on the research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options the Company expects to issue in the future, the Company has determined that it will continue to use the Black-Scholes option pricing model for stock option valuation upon the adoption of SFAS No. 123R.
Contractual Obligations
      We have obligations under non-cancelable operating leases with various expiration dates through 2012 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.
      As of March 31, 2006, our contractual commitments were as follows:

	Payments Due by Period

		Less Than	1-3	3-5	Beyond
	Total	1 Year	Years	Years	5 Years

Contractual obligations:
Non-cancelable operating lease obligations	$3,982	$625	$1,830	$1,113	$414
Purchase commitments	2,658	2,658	—	—	—

Total	$6,640	$3,283	$1,830	$1,113	$414

      We made a milestone payment of $0.7 million associated with the Biotronik Agreement in April 2006. Under the terms of this agreement, there are no future milestone payments to Biotronik.

      We paid the first year earn-out amount associated with the purchase of Neurologic in April 2006. The future earn-out payments will be one-third of Neurologic’s product sales during specified periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $156,000 related to our loan with Micrus SA and a $260,000 decrease in our comprehensive loss from our investment in Micrus SA. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $185,000 increase in our comprehensive loss from our investment in Micrus UK. A hypothetical 10% decline in the value of the euro versus the Swiss franc would cause us to recognize a loss of $433,000 based on our foreign denominated receivables as of March 31, 2006.
      In fiscal 2006, approximately 42% of our revenues was denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.
      Interest Rate Market Risk. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk, which is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Micrus Endovascular Corporation
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micrus Endovascular Corporation and its subsidiaries at March 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
June 15, 2006

MICRUS ENDOVASCULAR CORPORATION
Consolidated Balance Sheets

	March 31,

	2006	2005

	(In thousands, except
	share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$36,104	$15,017
Short-term investments	984	1,977
Accounts receivable, net of allowance for doubtful accounts of $317 at March 31, 2006 and $230 at March 31, 2005	8,267	4,486
Inventories, net	4,479	3,930
Prepaid expenses and other current assets	766	524

Total current assets	50,600	25,934
Long term investments	—	977
Property and equipment, net	2,488	922
Goodwill	3,309	—
Intangible assets, net	5,417	550
Other assets	300	96
Deferred initial public offering costs	—	1,295

Total assets	$62,114	$29,774

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,088	$2,641
Accrued payroll and other related expenses	3,147	1,663
Accrued liabilities	4,308	1,337

Total current liabilities	9,543	5,641
Warrant liability	—	3,201
Other non-current liabilities	1,255	51

Total liabilities	10,798	8,893

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.01 par value;
Authorized: 1,000,000 shares
Issued and outstanding: none at March 31, 2006 and 7,680,943 shares at March 31, 2005	—	58,442

Stockholders’ equity (deficit):
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 14,190,287 shares at March 31, 2006 and 1,468,235 shares at March 31, 2005	142	15
Additional paid-in capital	101,430	4,397
Deferred stock-based compensation	(397)	(630)
Accumulated other comprehensive loss	(240)	(368)
Accumulated deficit	(49,619)	(40,975)

Total stockholders’ equity (deficit)	51,316	(37,561)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$62,114	$29,774

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Consolidated Statements of Operations

	Year Ended March 31,

	2006	2005	2004

	(In thousands, except
	per share amounts)
Revenues	$32,781	$24,012	$15,700
Cost of goods sold	9,710	8,003	5,725

Gross profit	23,071	16,009	9,975

Operating expenses:
Research and development	6,589	2,360	2,927
Sales and marketing	15,171	8,781	6,012
General and administrative	10,307	11,884	3,511

Total operating expenses	32,067	23,025	12,450

Loss from operations	(8,996)	(7,016)	(2,475)
Interest and investment income	1,295	177	153
Interest expense	(12)	(29)	(20)
Other income (expense), net	(632)	164	328

Loss before benefit from income taxes	(8,345)	(6,704)	(2,014)
Benefit from income taxes	(84)	—	—

Net loss	(8,261)	(6,704)	(2,014)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	(659)	(588)	(530)

Net loss attributable to common stockholders	$(8,920)	$(7,292)	$(2,544)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.79)	$(5.22)	$(2.02)

Weighted-average number of shares used in per share calculations:
Basic and diluted	11,240	1,397	1,257

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated		Total
	Common Stock		Additional	Deferred	Other		Stockholders’
			Paid-in	Stock-Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Loss	Deficit	(Deficit)

	(In thousands)
Balance at March 31, 2003	1,247	$13	$—	$—	$(231)	$(32,257)	$(32,475)
Comprehensive loss:
Net loss	—	—	—	—	—	(2,014)	(2,014)
Translation adjustment	—	—	—	—	(58)	—	(58)
Change in unrealized gain on investments	—	—	—	—	21	—	21

Total comprehensive loss							(2,051)
Exercise of stock options	14	—	11	—	—	—	11
Deferred stock based compensation	—	—	1,119	(1,119)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	87	—	—	87
Fair value of warrants	—	—	298	—	—	—	298
Non-employee stock-based compensation	—	—	467	—	—	—	467
Accretion of redemable convertible preferred stock to redemption value	—	—	(530)	—	—	—	(530)

Balance at March 31, 2004	1,261	13	1,365	(1,032)	(268)	(34,271)	(34,193)
Comprehensive loss:
Net loss	—	—	—	—	—	(6,704)	(6,704)
Translation adjustment	—	—	—	—	(56)	—	(56)
Change in unrealized loss on investments	—	—	—	—	(44)	—	(44)

Total comprehensive loss							(6,804)
Issuance of common stock in exchange for in-process technology	4	—	25	—	—	—	25
Exercise of stock options	203	2	175	—	—	—	177
Deferred stock-based compensation associated with stock options forfeited	—	—	(137)	137	—	—	—
Beneficial conversion feature related to issuance of Series E preferred stock	—	—	383	—	—	—	383
Amortization of deferred stock-based compensation	—	—	—	265	—	—	265
Stock-based compensation related to option modification	—	—	2,985	—	—	—	2,985
Non-employee stock-based compensation	—	—	189	—	—	—	189
Accretion of redeemable convertible preferred stock to redemption value	—	—	(588)	—	—	—	(588)

Balance at March 31, 2005	1,468	15	4,397	(630)	(368)	(40,975)	(37,561)

MICRUS ENDOVASCULAR CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit) — (Continued)

					Accumulated		Total
	Common Stock		Additional	Deferred	Other		Stockholders’
			Paid-in	Stock-Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Loss	Deficit	(Deficit)

	(In thousands)
Comprehensive loss:
Net loss	—	—	—	—	—	(8,261)	(8,261)
Translation adjustment	—	—	—	—	92	—	92
Change in unrealized loss on investments	—	—	—	—	36	—	36

Total comprehensive loss							(8,133)
Issuance of common stock in connection with the initial public offering (“IPO”), net of issuance costs	3,250	33	30,439	—	—	—	30,472
Conversion of preferred stock to common stock in connection with the IPO	7,920	79	59,148	—	—	—	59,227
Exercise of over-allotment by underwriters	250	3	2,555	—	—	—	2,558
Reclassification of liability for Series E preferred stock warrants upon IPO	—	—	3,358	—	—	—	3,358
Beneficial conversion feature related to issuance of Series E prefereed stock	—	—	—	—	—	(383)	(383)
Accretion of preferred stock	—	—	(276)	—	—	—	(276)
Exercise of common stock warrants	699	6	863	—	—	—	869
Exercise of stock options	563	6	459	—	—	—	465
Issuance of shares under employee stock purchase plan	40	—	333	—	—	—	333
Amortization of deferred stock-based compensation	—	—	—	229	—	—	229
Deferred stock-based compensation associated with stock options forfeited	—	—	(4)	4	—	—	—
Non-employee stock-based compensation	—	—	160	—	—	—	160
Payment for fractional shares on stock split	—	—	(2)	—	—	—	(2)

Balance at March 31, 2006	14,190	$142	$101,430	$(397)	$(240)	$(49,619)	$51,316

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Consolidated Statement of Cash Flows

	Year Ended March 31,

	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net loss	$(8,261)	$(6,704)	$(2,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	989	505	424
Provision for doubtful accounts	102	11	176
Loss on disposal of equipment	1	2	2
Provision for impairment of inventory	264	734	739
Increase in fair value of 2005 common stock warrants	158	—	—
Realized loss on investments	5	16	20
Stock-based compensation expense	389	3,439	554
Changes in operating assets and liabilities:
Accounts receivable	(4,005)	(1,385)	(621)
Inventories	(239)	(2,470)	(540)
Prepaid expenses and other current assets	(134)	(159)	12
Other assets	(208)	(28)	(1)
Accounts payable	(938)	1,522	(116)
Accrued payroll and other related expenses	1,507	583	306
Accrued liabilities	826	549	335
Other non-current liabilities	489	(17)	8

Net cash used in operating activities	(9,055)	(3,402)	(716)

Cash flows from investing activities:
Purchase of Neurologic UK Ltd., net of cash acquired	(5,139)	—	—
Acquisition of property and equipment	(2,070)	(612)	(330)
Payment to Biotronik AG for developed technology	(731)	—	—
Purchases of available-for-sale securities	—	—	(7,156)
Proceeds from sales of available-for-sale securities	2,000	3,074	2,521

Net cash (used in) provided by investing activities	(5,940)	2,462	(4,965)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	33,872	(844)	—
Proceeds from exercise of preferred and common stock warrants	1,007	61	—
Proceeds from exercise of stock options	465	177	11
Proceeds from employee stock purchase plan	333	—	—
Proceeds from (costs of) issuance of convertible preferred stock and warrants	(11)	11,861	9,942

Net cash provided by financing activities	35,665	11,255	9,953

Effect of exchange rate changes on cash	416	(225)	(192)
Net increase in cash and cash equivalents	20,670	10,315	4,272
Cash and cash equivalents at beginning of period	15,017	4,927	847

Cash and cash equivalents at end of period	$36,104	$15,017	$4,927

Supplemental disclosure of cash flow information:
Interest paid	$12	$29	$20
Income taxes paid — liability assumed in Neurologic UK Ltd. acquisition	$192	$—	$—
Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$59,227	$—	$—
Accretion to redemption value of redeemable convertible preferred stock including beneficial conversion feature	$659	$588	$530
Reclassification of 2005 common stock warrants to equity	$3,358	$—	$—
Accrued first year earn-out payment associated with the purchase of Neurologic UK Ltd.	$1,403	$—	$—
Accrued milestone payment associated with the Biotronik AG transaction	$732	$—	$—
Accrued offering cost for issuance of common stock	$—	$450	$—
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

Initial public offering
      On June 21, 2005, the Company completed an initial public offering (“IPO”) in which it sold 3,250,000 shares of common stock at $11.00 per share providing net cash proceeds to the Company of approximately $33,248,000, net of underwriting discounts and commissions. Upon the closing of the IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock automatically converted into 7,919,626 shares of common stock. On July 6, 2005, the underwriters purchased an additional 250,000 shares of common stock at $11.00 per share pursuant to their over-allotment option. Together with the over-allotment shares sold by the Company, cash proceeds to the Company in the offering were approximately $33,030,000, net of underwriting discounts and offering expenses.
Note 2 — Summary of Significant Accounting Policies

Principles of consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micrus Endovascular SA and Micrus Endovascular UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation.
      The Company’s international subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenue, expense, gains and losses accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

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

Revenue recognition and product warranty
      The Company generates revenues from the sale of its microcoil product line and related equipment and accessories. Revenue is generated from sales to hospitals and third-party distributors.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue is recognized when evidence of an arrangement exists, delivery to the customer has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue is recognized generally upon shipment after the receipt of a replenishment or purchase order.
      The evidence of an arrangement generally consists of a contract or a purchase order approved by the customer.
      Delivery to the customer occurs when the customer takes title to the product. Generally title passes upon shipment, but may occur when the product is received by the customer based on the terms of the agreement with the customer.
      The selling price for all sales are fixed and agreed with the customer prior to shipment and are generally based on established list prices.
      The Company performs credit checks on new customers and periodic credit checks on existing customers. Accordingly, collectibility is generally assured prior to shipment. In the event a sale is made to a customer for which collectibility is not reasonably assured, the Company either requires prepayment of the order or revenue is deferred and recognized upon collection. The Company maintains a reserve for amounts which may not be collectible.
      Sales made to the Company’s South American distributors are made according to the same contractual terms as sales made to other customers. However, the Company has historically experienced longer delays in receiving payments and a higher level of write-offs relating to its South American distributors and has been unable to conclude that collectibility is reasonably assured at the time that the customer takes title to the inventory on sales to this class of customers. Accordingly, for this class of customers, the Company recognizes revenue when cash is collected. Revenues recognized from these customers were $839,000, $757,000, and $854,000 for the years ended March 31, 2006, 2005, and 2004, respectively. The related cost of goods sold is deferred and recognized at the time the related sale is recognized.
      The Company maintains inventory at various hospital locations under the custody of hospital personnel for use in procedures. The Company recognizes revenue on sales to these customers when the revenue criteria have been met, which occurs when the hospital informs the Company that product has been removed from inventory and used in a procedure.
      Once a sale has occurred, the customer has no right of return and the Company provides its customers with limited warranty privileges. To date, product returns under warranty have not been significant.
      Sales to distributors are recognized at the time of shipment, provided that the Company has received an order, the price is fixed or determinable and collectibility is reasonably assured. Non-refundable fees received from distributors upon entering into multi-year distribution agreements, where there is no culmination of a separate earnings process, are deferred and amortized over the term of the distribution agreement or the expected period of performance, whichever is longer.

Allowance for doubtful accounts
      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides an allowance for other accounts based on historical collection and write-off experience. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain significant risks and uncertainties
      Certain of the Company’s products require approval from the Food and Drug Administration and foreign regulatory agencies prior to commercialized sale and are subject to continued regulations once approved. There can be no assurance that the Company’s new products or new versions of previous products will receive these required approvals. If the Company was denied such approvals or such approvals were delayed, it could have a materially adverse impact on the Company.
      A portion of the Company’s sales operations are based outside of the United States, principally in Europe and South America. As a result, the Company must comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions and rates and methods of taxation.
      Certain of the components and materials used in the Company’s devices are provided by single source suppliers. The loss of any of these suppliers, or their inability to supply the Company with an adequate supply of materials could have a materially adverse impact on the Company.

Cash and cash equivalents and short-term investments
      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds. Cash equivalents are carried at cost, which approximates fair value.

Available-for-sale securities
      The Company has classified its investments as “available-for-sale.” Such investments are recorded at fair market value with unrealized gains and losses on such securities reported as a separate component of stockholders’ equity (deficit). Realized gains and losses on sales of all such securities are reported in earnings and computed using the specific identification cost method. Realized gains or losses and charges for other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. The Company periodically evaluates these investments for other-than-temporary impairment.

Fair value of financial instruments
      Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities. Estimated fair value for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

Concentration of credit risk
      Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.
      The Company grants credit to its business customers, which are primarily located in the United States, Europe, and South America, and performs ongoing credit evaluations on its customers and

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collateral is generally not required for trade receivables. The Company maintains allowance for potential credit losses and such losses have been within the Company’s expectations.
      The Company had no customer which accounted for 10% of revenues for the year ended March 31, 2006. The Company had one customer which accounted for 26% of accounts receivable at March 31, 2006. The Company had one customer who accounted for 14% of revenues for the year ended March 31, 2005. The Company had one customer which accounted for 13% of accounts receivable at March 31, 2005. The Company had one customer who accounted for 15% of revenues for the year ended March 31, 2004.

Inventory Valuation
      Inventories of raw materials, work-in-progress and finished goods are stated at the lower of cost or market, cost being determined under a standard cost method, which approximates first-in, first-out.
      The Company makes inventory provisions for estimated excess and obsolete inventory based on management’s assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property and equipment
      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which is generally three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of long-lived assets
      The Company reviews long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through March 31, 2006, there have been no such impairments.

Goodwill and Intangible assets
      Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from acquisitions accounted for using the purchase method of accounting are estimated by management based on the fair market value of assets received. Identifiable intangible assets are comprised of customer relationships, distribution agreements and non compete agreements, and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over their estimated useful lives ranging from five to six years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization. The Company evaluates goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances suggest that the carrying amounts may not be recoverable.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible assets not resulting from acquisitions are comprised of patents and licensed technology, and are carried at cost less accumulated amortization. Amortization of patents is computed using the straight-line method over their estimated useful lives of ten years. Patent application, maintenance costs and costs incurred in obtaining the license rights to technology in the research phase are expensed as incurred. Amortization of licensed technology is computed using the straight-line method over its estimated useful life of seven years when the Company starts selling the product and generating revenue.

Redeemable convertible preferred stock
      The carrying value of redeemable convertible preferred stock is increased by periodic accretion, using the effective interest method, so that the carrying amount will equal the redemption value at the redemption date. These increases are affected through charges against additional paid in capital and accumulated deficit.

Comprehensive loss
      Comprehensive loss generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities and the foreign currency translation represent the only components of comprehensive loss excluded from reported net loss. These components of comprehensive loss are presented in the statement of stockholders’ equity (deficit).

Income taxes
      The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Research and development
      Research and development costs are charged to operations as incurred and consist primarily of costs associated with evaluating in-process technology, purchases of intellectual property, personnel costs and supplies.

Advertising costs
      Advertising costs are expensed as incurred and included in sales and marketing expenses.

Foreign currency transactions
      Other income includes foreign currency gains or losses related to a loan with the Company’s Swiss subsidiary, and currency gains or losses resulting from differences in exchange rates between the time of recording of the transaction and the cash settlement of foreign currency denominated receivables and payables. The Company recorded currency gains/(losses) for the years ended March 31, 2006, 2005, and 2004 of ($444,000), $223,000, and $286,000, respectively.

Reclassifications
      Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no impact on previously reported total assets, stockholders’ equity (deficit) or net loss.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net loss per common share
      Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including options, warrants and redeemable convertible preferred shares. There is no difference between basic and diluted net loss per share for all periods presented due to the Company’s net losses. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Year Ended March 31,

	2006	2005	2004

Numerator:
Net loss	$(8,261)	$(6,704)	$(2,014)
Beneficial conversion feature of preferred stock	(383)	—	—
Accretion of redeemable convertible preferred stock to redemption value	(276)	(588)	(530)

Net loss attributable to common stockholders	$(8,920)	$(7,292)	$(2,544)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	11,240	1,397	1,257

Anti-dilutive securities
      The following outstanding options, redeemable convertible preferred shares and warrants were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Year Ended March 31,

	2006	2005	2004

Redeemable convertible preferred stock (as if converted)	—	7,901	6,545
Options to purchase common stock	2,804	2,447	1,620
Warrants to purchase common stock	—	834	834
Warrants to purchase redeemable convertible preferred stock (as if converted)	—	405	424

	2,804	11,587	9,423

Stock-based compensation
      The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of the Financial Accounting Standards Board (“FASB”) Statement No. 123.” Under APB No. 25, compensation expense is based upon the excess of the estimated fair value of the Company’s stock over the exercise price, if any, on the grant date. Employee stock-based compensation is amortized on a straight-line basis over the vesting period of the underlying options. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment.
      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received based on the fair value of the instruments as they vest. Stock-based compensation expense for non-employee equity instruments is recognized using the multiple option method as prescribed by Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans,” as they vest.
      The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Year Ended March 31,

	2006	2005	2004

Net loss attributable to common stockholders	$(8,920)	$(7,292)	$(2,544)
Add: Stock-based employee compensation expenses included in reported net loss	229	3,250	87
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(829)	(4,300)	(164)

Adjusted net loss	$(9,520)	$(8,342)	$(2,621)

Net loss per common share, basic and diluted:
As reported	$(0.79)	$(5.22)	$(2.02)

Adjusted	$(0.85)	$(5.97)	$(2.09)

      The fair value of options was estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended March 31,

	2006	2005	2004

Risk-free interest rates	4.3%	3.5%	2.1%
Expected lives	4 years	4 years	4 years
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	44.0%	0.0%	0.0%
      Based on the above assumptions, the weighted-average estimated fair value per share of options granted was $3.69, $0.74 and $3.15 per share for the years ended March 31, 2006, 2005, and 2004, respectively.
      Prior to the Company’s initial filing on Form S-1 with the Securities and Exchange Commission in March 2005, the fair value of option grants to employees was computed using the minimum value method. Following the IPO, the value of each option has been estimated using the Black-Scholes option-pricing model with a volatility rate which is based upon the expected volatility of the Company’s stock price over the life of the option. Future option grants to employees will continue to be valued using an expected volatility factor and, accordingly, the above results are not representative of future results.
      The pro forma net loss and net loss per share listed above include expense related to the Company’s employee stock purchase plan. The fair value of issuances under the employee stock purchase plan is

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated on the date of issuance using the Black-Scholes option-pricing model, with the following assumptions for issuances made in 2006:

Year
Ended
March 31,

2006

Risk-free interest rate	4.19%
Expected lives	0.4 years
Expected dividend yield	0.0%
Volatility factor	44.0%
      Based on the above assumptions, the weighted-average estimated grant date fair value of purchase rights granted was $2.69 per share for the year ended March 31, 2006.

Recent accounting pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123 and superseded APB No. 25. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under SFAS No. 123R, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25 but will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statements of operations. SFAS No. 123R is effective beginning in the Company’s first quarter of fiscal year 2007.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of the fair value method of SFAS No. 123R will have a significant impact on the results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. While SFAS No. 123R permits entities to continue the use of the Black-Scholes option-pricing model, SFAS No. 123R also permits the use of a “binomial model.” Based on the research done by the Company on the alternative models available to value option grants, and in conjunction with the type and number of stock options the Company expects to issue in the future, the Company has determined that it will continue to use the Black-Scholes option-pricing model for stock option valuation upon the adoption of SFAS No. 123R.
Note 3 — Business Combination
      On September 20, 2005, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) acquiring all of the outstanding capital stock of Neurologic UK Limited (“Neurologic”), a privately held distributor of the Company’s products in the United Kingdom (“UK”). Neurologic accounted for approximately 14% of the Company’s revenues during the fiscal year ended March 31, 2005. The acquisition of Neurologic, which was the Company’s largest distributor, is intended to provide the Company with additional leverage and a strengthened presence in the UK market and the Company intends to use this acquisition as a platform to expand sales to existing accounts and support sales to customers using alternative procedures and competing products.
      The transaction included an initial cash payment of approximately $4,709,000 in addition to future multi-year revenue based earn-out payments. All three earn-out payments shall be one-third of

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Neurologic’s product sales during specified periods. At March 31, 2006, the Company has accrued for the additional consideration of approximately $1,403,000 for the first year earn-out payment which has been added to goodwill. The Company paid the first year earn-out in April 2006. In November 2005, the Company paid additional consideration of approximately $120,000 as a purchase price adjustment pursuant to the provisions of the Purchase Agreement.
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
      The transaction has been accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.
      The total consideration paid of approximately $7,159,000 consisted of the cash payments and accrued first year earn-out payment totaling $6,232,000, the assumed forgiveness of receivables from Neurologic to Micrus Endovascular SA at the acquisition date of $611,000, and direct acquisition related costs of $316,000.
      The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $3,900,000 using future revenue assumptions and a valuation analysis. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry. Additionally, the Company recorded goodwill of $3,309,000 associated with the purchase of Neurologic.
      The Company performed its annual test for impairment of goodwill in the fourth quarter of fiscal year 2006 and management determined that there was no impairment of goodwill. However the Company could be required to record impairment charges in future periods if indicators of potential impairment exist.
      The goodwill has been allocated to the Company’s Europe business segment.
      The consideration paid for Neurologic was comprised of (in thousands):

Total cash payments and accrued first year earn-out payment	$6,232
Forgiven intercompany payables	611
Direct acquisition related costs	316

Total consideration	$7,159

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The purchase price of Neurologic was allocated as follows (in thousands):

Acquired net assets	$664
Deferred tax liability	(714)
Goodwill	3,309
Other intangible assets consisting of:
Customer relationships	900
Distribution agreements	2,300
Non-compete agreements	700

Total purchase price	$7,159

      Any future earn-out payments will be added to goodwill.
      The Company has recorded a deferred tax liability for the tax effect of the amortizable intangible assets which are not deductible for tax purposes.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$6
Accounts receivable	760
Inventories	690
Prepaid expenses and other current assets	143

Total current assets acquired	1,599
Accounts payable	(612)
Accrued and other liabilities	(323)

Total current liabilities assumed	(935)

Net assets acquired	$664

      The following table presents pro forma financial information for the combined entity of Micrus Endovascular and Neurologic for the years ended March 31, 2006 and 2005, as if the acquisition had occurred at the beginning of each of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Year Ended March 31,

	2006	2005

Total revenues	$33,560	$25,356
Net loss	$(9,220)	$(7,706)
Net loss per share — basic and diluted	$(0.82)	$(5.52)

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of intangible assets resulting from the Neurologic acquisition as of March 31, 2006 are as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

Customer relationships	$900	$92	$808
Distribution agreements	2,300	234	2,066
Non-compete agreements	700	59	641

	$3,900	$385	$3,515

      The identifiable intangible assets are subject to amortization and have original estimated useful lives as follows: customer relationships — five years, distribution agreements — five years, non compete agreements — six years.
      The future amortization of the identifiable intangible assets is as follows (in thousands):

Amortization

For Years Ended March 31,
2007	$757
2008	757
2009	757
2010	757
2011	431
2012	56

Total	$3,515

      On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company, pursuant to which the Company purchased the intellectual property (“IP”) of Vascular FX. The $4.0 million cash purchase price includes a $1.5 million payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future product sales. On January 31 and May 31, 2006, the Company made milestone payments of $1.0 million and $1.5 million, respectively. The Company has recorded the initial and milestone payments in the corresponding accounting periods as research and development expense since there are currently no FDA approved products being sold and the intellectual property has no alternative future use. There are no future milestone payments to Vascular FX under the terms of the agreement.
      On January 6, 2006, the Company entered into a License, Development and Distribution Agreement (the “Biotronik Agreement”) with Biotronik AG, a Swiss corporation (“Biotronik”), pursuant to which the Company will collaborate with Biotronik to develop certain neurovascular products and the Company will be the exclusive worldwide distributor for neurovascular products. Pursuant to the terms of the agreement, Biotronik granted to the Company an exclusive license to certain patents, know-how and other proprietary technology in the neurovascular field. The Biotronik Agreement has a term that is perpetual unless earlier terminated by the parties or by operation of law.
      Under the terms of the Biotronik Agreement, the Company paid an upfront licensing fee of €500,000, or approximately $610,000, and was required to make milestone payments to Biotronik upon receipt of approvals to market stent products we jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. The Company has recorded the upfront licensing fee as research and development expense in the fiscal year ended March 31, 2006 as there were no regulatory clearances for a product at that time. In February 2006, Biotronik met the established milestones of the agreement

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
when it received CE Mark clearance for the Pharos product intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence the Company paid milestone payments to Biotronik of $731,000 and $732,000 in March and April 2006, respectively. The Company has recorded the milestone payments of $1,462,000 as capitalized licensed technology at March 31, 2006 since there was a CE Mark approved product available for sale. The Company will amortize the capitalized licensed technology over the estimated useful life of seven years once the Company starts selling the product and generating revenue. The Company will also make royalty payments to Biotronik when it starts selling the Pharos product. Under the terms of this agreement, there are no future milestone payments to Biotronik related to the Pharos stent.
Note 4 — Balance Sheet Components

Available-for-sale securities
      Available-for-sale securities are summarized as follows (in thousands):

	March 31,

	2006	2005

Government Securities:
Fair market value	$984	$2,954
Amortized cost basis	995	3,001

Unrealized gain (loss)	$(11)	$(47)

      Maturities of securities at March 31, 2006 are within one year. Realized losses have not been significant.

Inventories
      Inventories consisted of the following (in thousands):

	March 31,

	2006	2005

Raw materials	$507	$664
Work-in-progress	504	722
Finished goods	1,294	1,340
Consigned inventory	2,874	1,794
Inventory held by Latin American distributors	230	361

Gross inventory	5,409	4,881
Less inventory allowances	(930)	(951)

	$4,479	$3,930

      Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment
      Property and equipment consisted of the following (in thousands):

	March 31,

	2006	2005

Computer equipment and software	$1,093	$925
Furniture, fixtures and equipment	2,419	1,438
Leasehold improvements	1,040	192

Total cost	4,552	2,555
Less accumulated depreciation and amortization	(2,064)	(1,633)

	$2,488	$922

      Depreciation and amortization expense was $491,000, $395,000 and $314,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Intangible assets
      Intangible assets consisted of the following (in thousands):

	March 31

	2006	2005

Identifiable intangible assets-Neurologic acquisition	$3,900	$—
Licensed technology-Biotronik	1,462	—
Patents	1,100	1,100

	6,462	1,100
Less accumulated amortization	(1,045)	(550)

	$5,417	$550

      The identifiable intangible assets are being amortized using the straight-line method over the useful lives ranging from five to six years as follows: customer relationships — five years, distribution agreements — five years, non compete agreements — six years. Amortization expense was $388,000 for the year ended March 31, 2006.
      The licensed technology will be amortized using the straight-line method over seven years. The amortization period will begin once the Company starts selling the stent product associated with this licensed technology and generating revenue.
      The patents are being amortized using the straight-line method over seven years. Amortization expense was $110,000 for each of the years ended March 31, 2006, 2005 and 2004. Amortization for each of the next four years is expected to be $110,000 per year.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accruals
      Accrued payroll and other related expenses consisted of the following (in thousands):

	March 31,

	2006	2005

Accrued bonuses	$1,157	$579
Accrued salaries	478	304
Accrued vacation	804	504
Accrued commissions	392	113
Accrued payroll taxes	316	163

	$3,147	$1,663

      Accrued liabilities consisted of the following (in thousands):

	March 31,

	2006	2005

Earn-out payment in connection with Neurologic acquisition	$1,403	$—
Biotronik milestone payment	732	—
Accrued professional fees	709	825
Import handling fee — Japan product shipments	282	—
Deferred revenue from Japan distribution agreement	150	—
Marketing related programs	144	—
Other	888	512

	$4,308	$1,337

Other non-current liabilities
      Other non-current liabilities consisted of the following (in thousands):

	March 31,

	2006	2005

Deferred tax liability	$641	$—
Deferred revenue from Japan distribution agreement	525	—
Other non-current liabilities	89	51

	$1,255	$51

      On September 30, 2005, the Company entered into a five-year, exclusive Distribution Agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market the Company’s full line of products, as such products are approved, in Japan and will purchase a minimum of $27.25 million of such products over the five year term of the agreement, ranging from $2.0 million during the fiscal year ended March 31, 2006 to $9.0 million during the fiscal year ending March 31, 2010. In connection with the Distribution Agreement, Goodman paid the Company an up-front cash payment of $750,000 which has been recorded as deferred revenue. The Company is recognizing the deferred revenue on a straight-line basis over the five year term of the agreement.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Income Taxes
      As of March 31, 2006, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $30,800,000, $16,500,000 and $2,100,000, respectively. The federal NOLs will expire at various dates beginning in 2012 and the state NOLs expire beginning in 2007, and the foreign NOLs will expire beginning in 2009.
      The Company also had federal and state research and development tax credit carryforwards of approximately $930,000 and $780,000 as of March 31, 2006. The federal credits will expire beginning in 2012 and the state credits can be carried forward indefinitely.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. An ownership change, as defined, may restrict utilization of tax attribute carryforwards. The Company experienced an ownership change, as defined in Section 382 of the Internal Revenue Code, in May 2002, but the previously limited net operating loss and tax credit carryovers have now become available to offset taxable income in future periods. The Company has not determined if an ownership change has occurred in the period subsequent to the May 2002 ownership change. If a second ownership change has occurred, all net operating loss carryovers and all tax credit carryovers arising prior to the ownership change would be subject to limitation in the post change period for US tax purposes.
      Tax filings are based on tax laws which are subject to significant and varied interpretation. It is often unclear whether a particular position taken in a tax return will ultimately be sustained. The Company has reviewed its filing positions and believes it has adequately accrued for such uncertainties.
      The related benefit from income taxes consisted of the following:

	Year Ended March 31,

	2006	2005	2004

Current
Federal	$—	$—	$—
State	—	—	—
Foreign	(11)	—	—

Total current income tax benefit	(11)	—	—

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(73)	—	—

Total deferred income tax benefit	(73)	—	—

Total income tax benefit	$(84)	$—	$—

      The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income taxes. In fiscal 2006, the Company has a current tax benefit of approximately $11,000 arising from a net operating loss attributed to Neurologic for the period after the acquisition date and a noncurrent tax benefit of approximately $73,000 for the tax effect of the current year amortization related to the intangible assets acquired in the Neurologic transaction which are not deductible for tax purposes.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net deferred tax assets (liabilities) consisted of the following (in thousands):

	March 31,

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$11,992	$11,198
Basis difference in fixed assets	326	2,266
Accruals deductible in different periods	2,324	1,828
Credit carryforwards	1,436	1,439

Total deferred tax assets	16,078	16,731
Less valuation allowance	(16,078)	(16,731)

Net deferred tax asset	—	—
Deferred tax liabilities:
Basis difference in intangible assets	641	—

Total deferred tax liabilities	(641)	—

Net deferred tax liability	$(641)	$—

      The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.
      The effective tax rate differs from the U.S. federal statutory rate as a result of the following:

	Year Ended March 31,

	2006	2005	2004

Income tax benefit at statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(3)%	(6)%	(6)%
Non-US income taxed at different rates	11%	—	—
Change in valuation allowance	23%	26%	28%
Nondeductible deferred compensation	1%	15%	13%
Other	2%	0%	0%

Effective income tax rate	(1)%	0%	0%

Note 6 — Commitments and Contingencies

Lease commitments
      On June 6, 2005, the Company and its current landlord entered into a non-cancelable 7-year lease agreement (the “Lease”). Pursuant to the Lease, the Company has leased approximately 42,000 square feet of building space which is being used as the Company’s headquarters in the United States with both administrative and manufacturing facilities. The Lease commenced in January 2006, with an option for one 5 year extension that may be exercised by the Company.
      The Lease provides for a base rent that increases periodically and averages approximately $41,445 monthly over the lease period and is accounted for on a straight-line basis. The Lease also provides for certain additional payments including the Company’s share of landlord’s operating expenses, including project costs, property taxes and overhead management fees.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s old lease of approximately 20,000 square feet of building space with its landlord terminated upon the commencement of the new lease.
      Additionally, the Company leases office space for its two wholly-owned subsidiaries, Micrus SA and Micrus UK, under non-cancelable lease agreements with terms through November 2011 and December 2010, respectively. The combined rent expense for the two operating leases is approximately $90,000 annually. The leases also provide for certain additional payments including the Company’s share of the landlord’s operating expenses.
      Future minimum lease payments are as follows (in thousands):

Minimum
Lease
Payments

For Years Ended March 31,
2007	$625
2008	623
2009	615
2010	592
2011 and beyond	1,527

Total minimum lease payments	$3,982

      Rent expense for the years ended March 31, 2006, 2005 and 2004 was $519,000, $536,000 and $511,000, respectively.

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

FCPA Investigation
      In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that may likely have violated the Foreign Corrupt Practices Act (“FCPA”) and the laws of certain foreign countries. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) factual information obtained in the Company’s internal investigation of potential violations of the FCPA. In February, 2005, the DOJ and the Company entered into an agreement pursuant to which the DOJ agreed not to prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepted responsibility for the actions of its employees and officers, paid a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation,

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the Securities and Exchange Commission (“SEC”). The Company must remain in compliance with these conditions for a period of two years following February 28, 2005 or face the filing of a criminal complaint by the DOJ. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement will be recorded as an expense as incurred.
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
      Boston Scientific is also a party in two other lawsuits against Cordis Corporation and Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against Micrus are also at issue. In October 2004, Cordis requested ex parte reexamination of certain claims in those patents. In February 2005, the court granted a stay of the Boston Scientific lawsuit against Micrus until the earlier of twelve months or the outcome of the reexamination by the USPTO in the Cordis case. In March 2006 the Court lifted the stay with respect to any claims that were confirmed in the reexamination proceedings and has permitted discovery in the case to commence with respect to those confirmed claims. The parties have exchanged preliminary infringement contentions, and Boston Scientific has stated that it would supplement its preliminary infringement contentions to include claims with respect to the Boston Scientific patent still under reexamination upon completion the reexamination.
      The Company is unable at this time to determine the outcome of any such litigation. If the litigation is protracted or results in an unfavorable outcome to the Company, the impact to the financial position, results of operations or cash flows of the Company could be material.
Note 7 — Redeemable Convertible Preferred Stock
      The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of March 31, 2006, there are no shares of preferred stock issued or outstanding.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of March 31, 2005, the redeemable convertible preferred stock consists of the following (in thousands, except per share data):

			Shares	Accounting	Common Stock	Per Share
		Shares	Issued and	Proceeds,	Reserved for	Redemption	Liquidation	Redemption
	Issuance Date	Authorized	Outstanding	Net	Conversion	Value	Value	Date

Series A	November-96	223	223	$1,101	223	$5.06	$1,127	November-02
Series B	December-97	642	642	7,182	845	$11.25	$7,225	December-03
Series C	June-99	958	958	6,405	958	$6.75	$6,471	June 05
Series D	August-00	2,914	2,504	16,310	2,504	$7.52	$18,818	August-06
Series D-1	August-00	334	334	2,184	334	$7.52	$2,505	August-06
Series D-2	May-02	344	344	3,434	361	$10.19	$3,502	May-08
Series D-3	June-03	1,333	1,333	9,644	1,333	$7.52	$15,030	June-09
Series E	February-05	1,667	1,343	8,661	1,343	$9.00	$18,134	June-09

Total		8,415	7,681	$54,921	$7,901		$72,812

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

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Common Stock
      The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2006.

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
      Between April 1, 2005 and March 31, 2006, warrants to purchase 289,794 of common stock were exercised. All of these warrants were exercised at an aggregate exercise price of $0.000225 per share. Warrants covering an aggregate of 265,537 shares of common stock were exercised without cash. In most cases the aggregate purchase price was offset by the value of fractional shares payable upon exercise of such warrants; however an aggregate of 2 shares were withheld in payment of the aggregate exercise price of one warrant resulting in a net issue of 265,535 warrants covering additional 24,259 shares of common stock were exercised for cash. There were warrants to purchase 15,476 shares of common stock at an exercise price of $0.000225 per share outstanding at March 31, 2006, which will expire on January 1, 2011.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The difference between the proceeds allocated to the Series E preferred stock and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the Series E preferred stock which was recorded as a reduction to the Series E preferred stock and an increase to additional paid-in-capital. The total beneficial conversion feature was $383,000 which, prior to the IPO, was being amortized as a reduction of net loss available to common stockholders over the period of redemption of the Series E preferred stock. Upon completion of the IPO, the Company recorded a charge of $383,000 for the beneficial conversion feature in the quarter ended June 30, 2005.

Note 9 — Stock Option Plans and Other Employee Benefits

1996 Stock Option Plan
      As of June 16, 2005 (the effective date of the IPO), 14,633 shares were available for grant under the 1996 Stock Option Plan (the “1996 Plan”). Upon the effectiveness of the Company’s IPO, all shares available for grant under the 1996 Plan became available for grant under the 2005 Plan. There were no options outstanding under the 1996 Plan as of the Company’s IPO.

1998 Stock Plan
      As of June 16, 2005 (the effective date of the IPO), 158,167 shares were available for grant under the 1998 Stock Option Plan (the “1998 Plan”). Upon the effectiveness of the Company’s IPO, all shares available for grant under the 1998 Plan became available for grant under the 2005 Plan. All options previously granted under the 1998 Plan will continue to be administered under the 1998 Plan.

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
      The 2005 Plan provides for the issuance of both incentive stock options and nonqualified stock options. The Company initially reserved a total of 2,222,220 shares of its common stock for issuance under the 2005 Plan. Thereafter, on the effectiveness of the IPO, all of the shares available for grant under the 1996 Plan and the 1998 Plan became available for grant under the 2005 Plan. Effective upon the IPO, all share that are issuable upon exercise of options granted under the 1998 Plan that expire or become unexercisable for any reason become available for issuance under the 2005 Plan.
      In addition, the 2005 Plan provides for an automatic annual increase of the number of shares reserved for issuance thereunder by amount equal to the lesser of (i) 5% of our total number of outstanding shares; (ii) 666,666 shares, or (iii) a number of shares determined by our board of directors.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Option activity under all Plans is as follows (in thousands, except per share data):

		Options Outstanding

			Weighted
	Options		Average
	Available	Number of	Exercise
	for Grant	Options	Price

Balance at March 31, 2003	86	1,340	$0.81
Options authorized	444	—	—
Options granted	(393)	393	$0.90
Options exercised	—	(14)	$0.81
Options forfeited	99	(99)	$0.86

Balance at March 31, 2004	236	1,620	$0.83
Options authorized	978	—	—
Options granted	(1,265)	1,265	$7.58
Options exercised	—	(203)	$0.88
Options forfeited	186	(186)	$1.97
Options canceled	49	(49)	$1.52
Common stock issued under the plan	(4)	—	—

Balance at March 31, 2005	180	2,447	$4.06
Options authorized	2,222	—
Options granted	(1,040)	1,040	$9.51
Options exercised	—	(563)	$0.82
Options forfeited	98	(98)	$9.35
Options canceled	22	(22)

Balance at March 31, 2006	1,482	2,804	$6.54

      The options outstanding and currently exercisable by exercise price at March 31, 2006 are as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Exercise Price	Outstanding	(Years)	Price	Exercisable	Price

$ 0.68 - $ 1.01	510	5.3	$0.78	478	$0.77
$ 1.13 - $ 1.15	156	6.7	$1.14	106	$1.14
$ 5.63 - $ 7.26	938	8.8	$5.69	399	$5.63
$ 8.56 - $12.48	942	9.7	$9.59	3	$10.13
$13.05 - $13.39	258	8.3	$13.11	173	$13.09

$ 0.68 - $13.39	2,804	8.3	$6.54	1,159	$4.33

      The number of options outstanding and exercisable at March 31, 2005 was 1,250 shares with a weighted average exercise price of $2.10 per share. The number of options outstanding and exercisable at March 31, 2004 was 974 shares with a weighted average exercise price of $0.79 per share.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      In anticipation of the Company’s IPO, the Company determined that for financial reporting purposes the estimated value of its common stock was in excess of the exercise price for certain option grants occurring in the fiscal year ended March 31, 2004. The Company records the deferred compensation expense on a straight-line basis over the vesting period, reduced for any cancellation of unvested options. For the years ended March 31, 2006, 2005 and 2004, the Company recorded employee stock-based compensation expense of $229,000, $265,000 and $87,000, respectively.
      In March 2005, the Company entered into a settlement agreement with its former CEO relating to his termination in November 2004. The settlement agreement provided that in consideration for executing a release of all claims against the Company, the former CEO would be paid $100,000, payable in equal installments of $20,000 over a period of five fiscal quarters. In addition, all options held by the former CEO continued to vest through February 28, 2005 and all vested options at that date were exercisable through August 31, 2005. As a result of the continued vesting and the change in the exercise date of the options, in the quarter ended March 31, 2005 the Company recorded a general and administrative expense of $2,985,000 related to the intrinsic value of the approximately 325,322 affected options held by the former CEO.

Non-Employee Options
      The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended March 31,

	2006	2005	2004

Risk-free interest rate	4.4%	4.6%	3.5%
Expected life (in years)	6 years	7 years	8 years
Dividend yield	0.0%	0.0%	0.0%
Volatility	45%	51%	56%
      The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. For the years ended March 31, 2006, 2005 and 2004, the Company recorded non-employee stock-based compensation expense of $160,000, $189,000 and $467,000 respectively.
      The non-cash employee and non -employee stock-based compensation has been recorded as follows:

	Year Ended March 31,

	2006	2005	2004

Cost of goods sold	$26	$26	$11
Research and development	22	69	207
Sales and marketing	169	134	162
General and administrative	172	3,210	174

Total	$389	$3,439	$554

2005 Employee Stock Purchase Plan
      In March 2005, the Company’s board of directors approved the 2005 Employee Stock Purchase Plan (the “Purchase Plan”), contingent on stockholder approval and the effectiveness of the IPO. The

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Purchase Plan provides for offering periods of 12 months and purchase periods of 6 months or such shorter period as may be established by the Company’s board of directors. The offering periods start on April 1 and October 1 of each year; provided, however, that the initial offering period shall commence on the effective date of the IPO and end on September 30, 2005. During the quarter ended September 30, 2005, there were 15,016 shares issued at a purchase price of $8.41 per share and during the quarter ended March 31, 2006 there were 25,138 shares issued at a purchase price of $8.245 per share under the Purchase Plan.

401(k) Savings Plan
      The Company has a 401(K) income deferral plan (the “Plan”) for employees who have completed one hour of service and are 18 years and older. According to the terms of the Plan, the Company may make discretionary matching contributions to the Plan each year, allocable to all plan participants. The Company made no discretionary contributions during the years ended March 31, 2006, 2005 and 2004.

Note 10 — Segments
      The Company’s significant operations outside the United States include two sales subsidiaries in Europe (located in Switzerland and the United Kingdom). Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Year Ended March 31,

	2006	2005	2004

United States	$16,541	$12,517	$7,908
Europe	12,537	10,225	6,820
Asia Pacific	2,868	520	119
Other	835	750	853

Total revenues	$32,781	$24,012	$15,700

      Revenues generated from our distributor in the United Kingdom represented 14% and 15% of total revenues for the years ended March 31, 2005 and 2004, respectively.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s long lived assets consist primarily of property and equipment which are summarized below by geographic area (in thousands):

	March 31,

	2006	2005

United States	$2,246	$802
Europe	242	120

Total property and equipment, net	$2,488	$922

      The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. For all periods presented, the Company operated in two business segments, the Americas and Europe. The products and services sold by each segment is substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Revenues and gross profit for these segments were as follows (in thousands):

	Year Ended March 31,

	2006	2005	2004

Revenues:
Americas	$18,021	$13,787	$8,880
Europe	14,760	10,225	6,820

Total	$32,781	$24,012	$15,700

Gross Profit:
Americas	$14,213	$9,414	$5,353
Europe	8,858	6,595	4,622

Total	$23,071	$16,009	$9,975

      The gross profit amounts by geographic segments for the years ended March 31, 2005 and 2004 have been revised to correct a misallocation between the Americas and Europe as follows (in thousands):

	As revised		As previously reported

	2005	2004	2005	2004

Gross Profit:
Americas	$9,414	$5,353	$11,461	$6,707
Europe	6,595	4,622	4,548	3,268

Total	$16,009	$9,975	$16,009	$9,975

      The above revisions had no impact on the consolidated results of operations, cash flows, or the financial position of the Company

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total assets by geographic segments at March 31, 2006, 2005 and 2004 were as follows (in thousands):

	Year Ended March 31,

	2006	2005	2004

Americas	$46,243	$25,331	$14,226
Europe	15,871	4,443	3,652

Total	$62,114	$29,774	$17,878

Note 11 — Line of Credit
      In October 2004, the Company entered into a revolving line of credit agreement with maximum principal draw-downs of $1.5 million. The credit agreement matured on September 30, 2005. There are no amounts outstanding as of March 31, 2006.
Note 12 — Quarterly Financial Information (unaudited)
      The following table represents certain unaudited quarterly information for the eight quarters ended March 31, 2006. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Revenues	$7,112	$6,130	$8,092	$11,447
Gross profit	4,993	4,401	5,676	8,001
Net loss attributable to common stockholders	(1,897)	(2,831)	(1,652)	(2,540)
Net loss attributable to common stockholders basic and diluted	$(0.70)	$(0.20)	$(0.12)	$(0.18)
2005:
Revenues	$5,131	$5,833	$5,659	$7,389
Gross profit	3,455	3,835	3,711	5,008
Net loss attributable to common stockholders	(593)	(903)	(1,915)	(3,881)
Net loss attributable to common stockholders basic and diluted	$(0.45)	$(0.65)	$(1.35)	$(2.66)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None

Item 9A.	Controls and Procedures.
      Our President and Chief Executive Officer, John T. Kilcoyne, and our Executive Vice President, Chief Financial Officer and Secretary, Robert A. Stern, evaluated the effectiveness of our disclosure controls and procedures as of the end of fiscal 2006. Based on their evaluation, they concluded that our disclosure controls are effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.
      There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant.

Our executive officers and directors and their ages and positions, as of March 31, 2006, are set forth below. The Board is divided into three classes, with each director serving a three-year term and one class being elected at each year’s Annual Meeting of stockholders:

Name	Age	Position

John T. Kilcoyne	46	President, Chief Executive Officer and Director (Director term expires at annual meeting of stockholders to be held in 2007)
Robert A. Stern	49	Executive Vice President, Chief Financial Officer and Secretary
Robert C. Colloton	48	Vice President, Global Sales and Marketing
Tom M. Holdych	46	Senior Vice President
Edward F. Ruppel, Jr.	39	Vice President, Technical Operations
William G. Rigas	63	Vice President of Sales, Asia and Latin America
Carolyn M. Bruguera	40	Vice President and General Counsel
David A. Watson	47	Vice President of Research and Development
Michael R. Henson(2)(3)	60	Chairman of the Board of Directors (Term expires at annual meeting of stockholders to be held in 2007)
L. Nelson Hopkins, M.D.	62	Director (Term expires at annual meeting of stockholders to be held in 2008)
Fred Holubow(1)(3)	66	Director (Term expires at annual meeting of stockholders to be held in 2006)
Beat R. Merz, Dr. sc. Techn.	45	Director(Term expires at annual meeting of stockholders to be held in 2006)
Francis J. Shammo(1)(3)	45	Director(Term expires at annual meeting of stockholders to be held in 2008)
Jeffrey H. Thiel(1)(3)	50	Director(Term expires at annual meeting of stockholders to be held in 2007)
Simon Waddington, Ph.D.(2)(3)	41	Director(Term expires at annual meeting of stockholders to be held in 2006)

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee
      Mr. Kilcoyne has served as our President and Chief Executive Officer since December 2004. From April 2002 to April 2004, Mr. Kilcoyne served as the President and Chief Executive Officer of Solace Therapeutics, Inc., a medical device company. From November 1997 to January 2002, he served as the President and Chief Executive Officer of Endonetics, Inc., a medical device company. From February 1997 to November 1997, he served as the Vice President, Sales and Marketing and New Business Development at Medical Scientific, Inc., a medical device company. From July 1993 to February 1997, he served as the Director of Marketing at Microsurge, Inc., a medical device company. Mr. Kilcoyne served in various sales and marketing positions with Guidant Corporation and Boston Scientific Corporation.

Mr. Kilcoyne received his B.S. from Cornell University. Mr. Kilcoyne serves as a member of the board of directors of Onset Medical Corp., a private company.
      Mr. Stern has served as our Executive Vice President and Chief Financial Officer since November 2004 and was Vice President, Finance and Administration and Chief Financial Officer from January-November 2004. Mr. Stern was appointed our Secretary in March 2005. From September 2000 to January 2004, Mr. Stern served as the President and Chief Executive Officer of Context Connect, Inc., a telecommunications company. From March 2000 to September 2000, he served as the Executive Vice President of Quixel Capital Group, an investment holding company. From January 1996 to March 2000, he served as the Vice President and Chief Financial Officer of InnerDyne, Inc., a medical device company. From October 1991 to January 1996, he served as Vice President, Corporate Finance and Chief Financial Officer of RhoMed Incorporated, a pharmaceutical company. Mr. Stern received his B.S. in Business Administration from the University of New Hampshire, Whittemore School of Business and Economics, and his M.B.A. from the University of New Mexico, Anderson School of Management. Mr. Stern serves as a member of the board of directors of Context Connect, Inc., AorTx Inc., and UltraTouch Corporation, all private companies.
      Mr. Colloton joined us in March 2005 and is our Vice President, Global Sales and Marketing. From February 2003 to March 2005, Mr. Colloton served as the Vice President, Account and Market Development of VNUS Medical Technologies, Inc., a medical device company. Prior to this position, he also held the positions of Vice President, Worldwide Marketing and International Sales from April 2001 to February 2003 and Vice President, Worldwide Sales and Marketing from June 1999 to April 2001, at VNUS Medical Technologies, Inc. From June 1997 to June 1999, Mr. Colloton served as Vice President, Sales and Marketing of TransVascular, Inc., a medical device company. From January 1993 to June 1997, he served in various sales and marketing executive positions at Cardiometrics, Inc. Mr. Colloton received his B.S. in Business Administration at Miami University in Oxford, Ohio.
      Mr. Holdych joined us in June 1998 and is our Senior Vice President. From June 1997 to June 1998, Mr. Holdych served as the Vice President of Regulatory and Clinical Affairs at VNUS Medical Technologies, Inc., a medical device company. From June 1986 to June 1997, Mr. Holdych served as the Director of Regulatory Affairs and Quality Assurance, among other positions, with Medtronic PS Medical, a medical device company. Mr. Holdych received his B.A. from the University of California at Santa Barbara.
      Mr. Ruppel joined us in June 2003 and is our Vice President, Technical Operations. From March 2001 to March 2003, Mr. Ruppel served as the Vice President of Operations of CBYON, Inc., a surgical navigation software and equipment company. From June 1994 to December 2000, he served as Director of Operations, among other management positions, for Biometric Imaging Inc., a subsidiary of Becton, Dickinson & Company, a medical technology company. Mr. Ruppel received his B.S. in Mechanical Engineering at the University of Rochester.
      Mr. Rigas joined us in November 2004 and is our Vice President of Sales, Asia and Latin America. From October 2003 to November 2004, Mr. Rigas served as Vice President of Sales and Marketing of Bioplate Inc., a manufacturer of neurosurgical and cranial facial products. From March 2002 to November 2003, he served as Managing Partner of Neurox Inc., a medical device company. Mr. Rigas also served as the Director International Sales and Marketing of Micro Therapeutics, Inc., from March 2001 to March 2002. From November 1998 to January 2001, Mr. Rigas served as Vice President Worldwide Sales & Marketing of Radiance Medical Systems Inc., a medical device company. Mr. Rigas also served as Vice President Worldwide Sales from June 1993 to December 1997 and as Vice President Sales and Marketing from June 1991 to July 1993 of Neuro Navigational Corporation, a manufacturer of neurosurgery products. Mr. Rigas received his B.S. from California State University, Long Beach.
      Ms. Bruguera joined us in November 2005 and is our Vice President and General Counsel. From March 2004 to November 2005, she was a partner with Montgomery Law Group in Menlo Park, specializing in corporate and securities law, and from 2000 to 2004 she was a partner with Thoits, Love, Hershberger & McLean in Palo Alto, which she joined as an associate in 1998. She was an associate with

Venture Law Group from 1995-1998 and with Heller, Ehrman, White & McAuliffe from 1993-1995. Ms. Bruguera received her J.D. from the University of California, Berkeley’s Boalt Hall School of Law, and her A.B. from Harvard University.
      Mr. Watson has served as our Vice President of Research and Development since October 2004. From July 1999 to September 2004, Mr. Watson acted as an engineering and program management consultant to companies in the medical device industry from August 1999 to September 2004. From June 2001 to December 2002, he served as the Director of Engineering and Product Development for Control Delivery Systems, Inc., a medical device company. From September 1995 to July 1999, he served as Director of Engineering and Program Management, Director of Engineering and Associate Director, Engineering Development at Cythotherapeutics, Inc. Mr. Watson received his B.S. in Mechanical Engineering from California Polytechnic State University.
      Mr. Henson has served as our director since 1996 and is the Chairman of our Board. Since 2000, Mr. Henson has served as a principal manager of the MedFocus Family of Funds, a group of venture capital funds focused on emerging medical technology. In addition, since 2003 Mr. Henson has served as a general manager of the Biostar Private Equity Investment Fund, LLC, a venture capital firm. Mr. Henson joined Endologix, Inc. formerly known as Radiance Medical Systems, Inc., a medical device company, in March 1997 as President, Chief Executive Officer and Chairman of the Board of Directors, and served as a director until November 2003. In June 1997, Mr. Henson served as Chairman of the Board, Chief Executive Officer and President of Radiance Medical Systems, Inc., and served as a director until May 2002. Prior to that, Mr. Henson served as the Chief Executive Officer of Endosonics Corporation from 1988 to 1995, and as Chairman of the Board from 1993 to 1996. Mr. Henson also serves on the board of directors of several private medical companies and a charitable organization. He received his B.S. in Business Administration from Ball State University and his M.B.A. from Ohio State University.
      Dr. Hopkins has served as our director since September 1998. Dr. Hopkins has served as a Professor and Chairman of Neurosurgery at the State University of New York at Buffalo since January 1989 and as a Professor of Radiology at the State University of New York at Buffalo since July 1989. He received his B.A. from Rutgers University and his M.D. from Albany Medical College.
      Mr. Holubow has served as our director since July 1999. Since January 2001, Mr. Holubow has been a Managing Director of William Harris Investors Inc., a registered investment advisory firm. From August 1982 to January 2001, Mr. Holubow served as Vice President of Pegasus Associates, a registered investment advisory firm he co-founded. He is a director of BioSante Pharmaceuticals, Inc, a pharmaceuticals company. He received his B.S. from the Massachusetts Institute of Technology and his M.B.A. from the University of Chicago.
      Dr. Merz has served as our director since June 2003. Since March 2003, Dr. Merz has served as an Investment Advisor with HBM Partners AG in Switzerland. Dr. Merz was Managing Director with NMT Management AG, a venture capital firm in Switzerland, from September 1999 until February 2003, and a Group Manager and Senior Engineer with Institute Straumann AG, a producer of dental implants in Switzerland, from January 1994 until September 1999. He received a degree in Mechanical Engineering from the Swiss Federal Institute of Technology, or ETH, in Zurich, Switzerland, a Dr. sc. Techn. from ETH, and an M.B.A. from the University of Strathclyde, Scotland. Dr. Merz serves as a member of the board of directors of several private medical device companies.
      Mr. Shammo has served as our director since July 2004. Since September 2005, Mr. Shammo has served as Senior Vice President and Chief Financial Officer of Verizon Business. From 2003 to September 2005, Mr. Shammo served as President of the West Area for Verizon Wireless, a telecommunications company. From 1995 to 2003, Mr. Shammo served as Vice President and Controller of Verizon Wireless. Mr. Shammo is a Certified Public Accountant. He received his B.S. in accounting from the Philadelphia College of Textiles and Science and his M.B.A. from LaSalle University.
      Mr. Thiel has served as our director since 1999. Since 2003, Mr. Thiel has served as President, Chief Executive Officer and Director of Devax, Inc., a medical device company. From January 2001 until

June 2002, Mr. Thiel served as President and Chief Executive Officer of Radiance Medical Systems, Inc., a medical device company. Prior to that, Mr. Thiel served as President and Chief Operating Officer of Radiance Medical Systems, Inc. from February 1999 until January 2001, and as Vice President of Operations from October 1996 until February 1999. Mr. Thiel received his B.S. in Economics from the University of Wisconsin-River Falls, and his M.B.A. from the College of St. Thomas.
      Dr. Waddington has served as our director since May 2001. Dr. Waddington has served as Managing Partner of PolyTechnos Venture-Partners GmbH since January 2003 and joined the firm in May 1998. From July 1996 to April 1998, he served as Business Development Manager for Monsanto Company’s Growth Enterprises Division. From July 1991 to August 1994, he served as Product Development Manager for Zeneca Group plc, a pharmaceutical company, in its biodegradable polymer business unit. From October 1988 to June 1991, he served as Senior Research Scientist for Imperial Chemical Industries plc. He received both his B.S. and Ph.D. in Physics from the University of Liverpool and his M.B.A. from Harvard Business School.

Executive Officers
      Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among our directors and executive officers.

Audit Committee
      Our audit committee is composed of Messrs. Shammo (chairperson), Holubow and Thiel. Mr. Shammo is our audit committee financial expert as currently defined under applicable Securities and Exchange Commission rules. We believe that the composition of our audit committee meets the criteria for independence under, and the functioning of our audit committee complies with the applicable requirements of, the Sarbanes-Oxley Act of 2002 and the Nasdaq National Market rules. The primary functions of our audit committee include:

•	reviewing and monitoring our accounting practices and financial reporting procedures and audits of our financial statements;

•	appointing, compensating and overseeing our independent auditors; and

•	reviewing and evaluating the effectiveness of our internal controls over financial reporting.
      Both our independent auditors and internal financial personnel will regularly meet privately with our audit committee and have unrestricted access to this committee.

Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16 of the Securities Exchange Act of 1934 requires the Company’s directors and officers, and persons who own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC and the Nasdaq National Market. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.
      Based solely on its review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements for the year ended December 31, 2005 were satisfied on a timely basis except as indicated herein.
      One late Form 4 was filed by Edward Ruppel on July 13, 2005 to report the acquisition of 400 shares of common stock on June 16, 2005.
      One late Form 4 was filed by Simon Waddington to report the exercise by PolyTechnos Venture Fund II GmbH & Co. KG and PolyTechnos Venture Fund II LP of warrants to purchase 6,042 and 24,259 shares, respectively, of our common stock.

      One late Form 4 was filed by Robert A. Stern on February 17, 2006 to report the grant to Mr. Stern on February 14, 2006 of an option to purchase 72,685 shares of common stock.
      One late Form 4 was filed by Beat Merz on May 23, 2006 to report the exercise by Mr. Merz of an option to purchase 2,778 shares on December 16, 2005.

Code of Ethics
      The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller and certain other senior financial management. The Code of Ethics is posted on the Company’s website at http://investor.micrusendovascular.com/governance/ethics.cfm. If any substantive amendments are made to the Code of Ethics or grant of any waiver, including any implicit waiver, from a provision of the Code of Ethics to the Company’s Chief Executive Officer, Chief Financial Officer or Controller, the Company will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

Item 11.	Executive Compensation.
      The following table summarizes the compensation earned during the fiscal year ended March 31, 2006 by our chief executive officer, our other four most highly compensated executive officers who were serving as executive officers on March 31, 2006 and an additional officer who would have been included if he had been serving as an executive officer at the end of the last completed fiscal year (each, a “named executive officer”).

				Long-Term Compensation

			Other	Restricted	Securities
	Annual	Annual	Annual	Stock	Underlying	LTIP	All Other
Name and Principal Position(s)	Salary	Bonus	Compensation	Awards	Options	Payouts	Compensation(1)

John T. Kilcoyne	$265,385	$62,569	$—	—	346,220	$—	$194
President and Chief Executive Officer
Robert A. Stern	$239,769	$154,219	$—	—	217,125	$—	$194
Executive Vice President, Chief Financial Officer
Tom M. Holdych	$194,400	$36,360	$—	—	117,863	$—	$194
Senior Vice President
Edward F. Ruppel, Jr	$183,480	$34,320	$—	—	73,330	$—	$186
Vice President of Technical Operations
Robert Colloton	$211,154	$—	$—	—	161,110	$—	$194
Vice President of Global Sales and Marketing
Eckhard H. Reitz(2)(3)	$215,768	$26,971	$41,266	—	55,555	$—	$—
Executive Vice President — Micrus Endovascular SA

(1)	Represents the payment of life insurance premiums.

(2)	Mr. Reitz ceased to serve as an executive officer of the Company in January, 2006.

(3)	Mr. Reitz’s other annual compensation includes a representation allowance of $11,769, a relocation allowance of $13,271 and car expenses of $16,226.

Option Grants In Year Ended March 31, 2006
      The following table sets forth each grant of stock options during the fiscal year ended March 31, 2006 to each of the named executive officers. No stock appreciation rights were granted to the named executive officers during the fiscal year. All options were granted under our 2005 Plan at an exercise price equal to the closing price of our common stock on the date of grant or, if no sales were reported on such date, the immediately preceding trading day. The potential realizable value set forth in the last column of the table is based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date of grant until the end of the stock options’ maximum contractual term of ten years, minus the applicable exercise price. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock and overall market conditions on the date on which the options are exercised.

					Potential Realizable Value
	Number of	Percentage of			at Assumed Annual Rates
	Shares	Total Options			of Stock Price Appreciation
	Underlying	Granted to	Exercise		for Option Term
	Options	Employees in the	Price per	Expiration
Named Executive Officers	Granted	Fiscal Year	Share	Date	5%	10%

Robert A. Stern	72,685	7.2%	$10.05	2/14/2016	$459,398	$1,164,204
Robert Colloton	50,000	5.0%	$9.25	1/6/2016	$290,864	$737,106
Aggregated Option Exercises During Year Ended March 31, 2006 and Year-End Option Values
      The following table sets forth information for each of the named executive officers regarding the exercise of options during the 2006 fiscal year and the unexercised options held by them as of March 31, 2006. The value of the unexercised in-the-money options at fiscal year-end has been calculated based on our closing price on March 31, 2006 of $14.00 per share, less the applicable exercise price per share, multiplied by the number of shares issued or issuable, as the case may be, on the exercise of the option. The values have not been and may never be realized. No options or stock appreciation rights were exercised during the fiscal year and no stock appreciation rights were outstanding at the end of the fiscal year.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-The-Money Options
	Acquired		Options at March 31, 2006		at March 31, 2006
	Upon	Value
Named Executive Officers	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John T. Kilcoyne	—	—	125,443	220,777	$1,050,585	$1,849,007
Robert A. Stern	—	—	83,560	133,565	$877,146	$911,847
Tom M. Holdych	—	—	108,382	9,481	$1,399,224	$89,302
Edward F. Ruppel, Jr.	—	—	42,034	31,296	$339,906	$210,088
Robert Colloton	—	—	34,721	126,389	$290,788	$877,258
Eckhard H. Reitz	—	—	21,990	33,565	$281,107	$184,166
Director Compensation
      We pay each non-employee director an annual cash retainer of $8,000 for attending up to four board meetings per year, plus $1,000 for each additional meeting attended. In addition, each member of our audit committee and compensation committee receives $1,000 per meeting attended for up to four meetings of those committees and an additional $500 for each additional committee meeting attended. We pay the chairman of the board of directors an additional annual cash retainer of $72,000, and we pay the chairman of our audit committee an additional annual cash retainer of $2,000. In addition, we will reimburse our directors for all reasonable expenses incurred in attending meetings of the board of directors and its committees.

      No options were granted to our non-employee directors during the 2006 fiscal year. Our 2005 Plan provides for the automatic grant of options to purchase shares of common stock to our non-employee directors on the date of each annual meeting of stockholders, beginning with the annual meeting to be held in 2006, equal in amount to 17,778 shares of common stock for each non-employee director who first becomes a Micrus director after the date the 2005 Plan became effective (an “initial grant”), and 8,889 shares of common stock for each non-employee director (including current non-employee directors) if he or she has served as a director for at least the previous six months (an “annual grant”). The initial grants will vest as to 1/48 of the shares on each monthly anniversary of the date of grant, subject to the director’s continued service on each relevant vesting date. The annual grants will vest as to 1/12 of the shares on each monthly anniversary of the date of grant, subject to the director’s continued service on each relevant vesting date. Generally, upon a change in our ownership or control or a merger or sale of all or substantially all of our assets, the vesting of options granted to non-employee directors, who are then serving on our board of directors, will accelerate, and become immediately exercisable. Each option granted to a non-employee director will have an exercise price equal to the fair market value of our common stock on the date of grant and will have a ten year term.
Compensation Committee Interlocks and Insider Participation
      Michael Henson and Simon Waddington served as members of the compensation committee for all of fiscal 2006. None of the members of the compensation committee is an officer or employee of the Company or any of its subsidiaries. None of our current executive officers serves as a director of another entity that has an executive officer which serves on our board of directors. Each member of our compensation committee is an “outside” director as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended.
Employment and Severance Agreements
      In November 2004, we entered into an employment letter with Mr. Kilcoyne, our President and Chief Executive Officer. The employment letter provides that he will receive an initial annual base salary of $250,000 and an initial annual bonus in an amount up to 30% of his base salary subject to the achievement of goals mutually agreed upon by Mr. Kilcoyne and our board of directors. In addition, the agreement provides that Mr. Kilcoyne’s initial option grant of 311,110 shares will fully vest immediately upon a change of control. In the event Mr. Kilcoyne’s employment is terminated without cause, he will be entitled to severance payments equal to six months of his then current base salary.
      In November 2003, we entered into an employment letter with Mr. Stern, our Executive Vice President, Chief Financial Officer and Secretary. The employment letter provides that he will receive an initial annual base salary of $200,000 and an initial annual bonus in an amount up to 20% of his base salary subject to the achievement of goals mutually agreed upon by Mr. Stern, our Chief Executive Officer and our board of directors. In the event of a change of control, Mr. Stern shall be entitled to receive severance payments equal to twelve months of his then current base salary and his initial option to purchase 79,999 shares of our common stock shall fully vest if, within the twelve month period following the change of control, Mr. Stern’s employment is terminated other than for cause or if Mr. Stern resigns for good reason. Furthermore, absent a change of control, if we terminate Mr. Sterns’ employment other than for cause, Mr. Stern shall be entitled to receive severance payments equal to twelve months of his then current base salary, subject to certain limitations.
      In June 1998, we entered into an employment letter with Mr. Holdych, our Senior Vice President. The employment letter provides that Mr. Holdych will receive an initial annual base salary of $95,000 and an initial annual bonus in an amount up to 15% of his base salary subject to the achievement of goals mutually agreed upon by Mr. Holdych and our board of directors.

      In May 2003, we entered into an employment letter with Mr. Ruppel, our Vice President of Technical Operations. The employment letter provides that Mr. Ruppel will receive an initial annual base salary of $165,000.
      In February of 2005, we entered into an employment letter with Mr. Colloton, our Vice President of Global Sales and Marketing. Under the terms of the employment letter, Mr. Colloton will receive an initial annual base salary of $205,000 and an initial annual bonus in an amount up to 20% of his base salary subject to the achievement of goals mutually agreed upon by Mr. Colloton, our Chief Executive Officer and our board of directors. In addition, if we terminate Mr. Colloton’s employment other than for cause, Mr. Colloton shall be entitled to receive severance payments equal to six months of his then current base salary.
      Mr. Reitz ceased to provide services to Micrus Endovascular SA in January 2006. Under the provisions of his employment contract and applicable Swiss law, he will remain an employee of Micrus Endovascular SA for a period ending not later than October 31, 2006, unless an earlier termination date is agreed upon. As long as he remains an employee, he will continue to receive his base salary of 275,000 Swiss francs, or approximately $210,000, and use of a leased company car, as well as vesting of his stock options at a rate of 1,157 shares per month.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      The following table sets forth information regarding beneficial ownership of our common stock as of June 1, 2006 (except as noted) by:

•	each of our directors and named executive officers;

•	all of our directors and executive officers as a group; and

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.
      Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of June 1, 2006 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
      Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership before the offering is based on 14,220,891 shares of common stock outstanding as of June 1, 2006.
      Unless otherwise noted below, the address of each person listed on the table is c/o Micrus Endovascular Corporation, Attn: CFO, 821 Fox Lane, San Jose, California 95131.

		Number of Shares
Name and Address		Beneficially Owned

John T. Kilcoyne(1)	139,258	*
Robert A. Stern(2)	90,875	*
Robert C. Colloton(3)	39,351	*
Eckhard H. Reitz(4)	23,148	*
Tom M. Holdych(5)	109,426	*
Edward F. Ruppel, Jr(6)	45,290	*
Michael R. Henson(7)	481,404	3.43%
Leo Nelson Hopkins(8)	108,836	*
Fred Holubow(9)	60,805	*
Beat R. Merz(10)	35,229	*
Francis J. Shammo(11)	19,999	*
Jeffrey H. Thiel(12)	61,364	*
Simon Waddington(13)	42,744	*
All directors and executive officers as a group(14)	1,298,691	9.13%
Holders of more than 5% of our voting securities

HBM Bioventures (Cayman) Ltd
Unit 10 Eucalyptus Building
Grand Cayman A1 00000(15)	1,927,561	13.55%
PolyTechnos Medical Devices Ltd.
13-15 Victoria Road
St Peter Port
Guernsey, GY5 70A(16)	965,936	6.79%
William Harris Investors
191 North Wacker Drive, Suite 1500
Chicago, IL 60606(17)	908,068	6.39%
Delaware Management Holdings
One Commerce Square
2005 Market Street
Philadelphia, PA 19103(18)	826,500	5.81%
Aureus Capital Partners, Ltd
P.O. Box 641, No. 1 Seaton Place
St Helier, Jersey
Channel Islands XO JE4 8YJ(19)	732,351	5.15%

*	Indicates beneficial ownership of less than one percent.

(1)	Includes 138,406 shares of common stock issuable upon exercise of stock options.

(2)	Includes 88,653 shares of common stock issuable upon exercise of stock options.

(3)	Includes 39,351 shares of common stock issuable upon exercise of stock options.

(4)	Represents 109,426 shares of common stock issuable upon exercise of stock options. Mr. Reitz ceased to serve as an executive officer of the Company in January, 2006.

(5)	Includes 44,552 shares of common stock issuable upon exercise of stock options.

(6)	Represents 23,148 shares of common stock issuable upon exercise of stock options.

(7)	Includes 140,895 shares of common stock issuable upon exercise of stock options. Includes shares of record held by the Henson Family Trust, 1/8/87 Michael Henson Annuity Trust No. 1, and Linda Henson Annuity Trust No. 1, of which Mr. Henson is the trustee, the Michael R. Henson UTA Charles Schwab & Co. Inc. IRA Rollover, the Linda A. Henson Charles Schwab & Co. Inc. IRA Rollover and shares of record and warrants held by JAIC-Henson MedFocus, LLC of which Mr. Henson is a partner. Mr. Henson holds voting and investment power over the foregoing shares.

(8)	Represents 108,836 shares of common stock issuable upon exercise of stock options.

(9)	Includes 30,861 shares of common stock issuable upon exercise of stock options Mr. Holubow, our director, is an employee of William Harris Investors, Inc. William Harris Investors, Inc. is affiliated with or provides investment advice to the following individuals and entities that hold shares of our common stock: Adjuvant Foundation, Courderay Partners, Harris Venture Partners LLC, Irving B. Harris Revocable Trust, Irving Harris Foundation, Jack Polsky Investment Trust, Jerome Kahn, Jr. Revocable Trust, Margot Kahn, Peter Martin, James J. Pelts, Michael S. Resnick, Rotonda Foundation, Roxanne H. Frank Trust and Virginia H. Polsky Trust. Mr. Holubow does not have voting or dispositive power over any of our shares held by affiliates or clients of William Harris Investors, Inc.

(10)	Includes 26,804 shares of common stock issuable upon exercise of stock options. Dr. Merz, our director, is an employee of HBM Partners AG. HBM Partners AG acts as an investment advisor to HBM Partners (Cayman) Ltd. HBM Partners (Cayman) Ltd. provides investment management services to HBM BioVentures (Cayman) Ltd. In addition, HBM Partners (Cayman) Ltd. is the sole shareholder of HBM BioPartners Limited. HBM BioPartners Limited is the general partner of International Life Science Managers LP, and International Life Science Managers LP is the general partner of International Life Science Partners LP. Dr. Merz does not have voting or dispositive power over any of our shares held by HBM BioVentures (Cayman) Ltd. or International Life Science Partners LP.

(11)	Represents 19,999 shares of common stock issuable upon exercise of stock options.

(12)	Includes 52,162 shares of common stock issuable upon exercise of stock options. Also includes 9,202 shares held by the Thiel Family Trust dated 5/10/00, of which Mr. Thiel is the trustee. Mr. Thiel exercises voting and investment power over the foregoing shares.

(13)	Includes 41,972 shares of common stock issuable upon exercise of stock options. Also includes 772 shares of record held by Global Venture Advisors GmbH, of which Dr. Waddington is a Managing Director. Dr. Waddington, our director, is a Managing Director and Managing Partner of PolyTechnos Venture-Partners GmbH, or PTVP. PTVP acts as an investment advisor to PolyTechnos (GP) Ltd., the General Partner of the Enabling Technology Limited Partnership, which has invested in Micrus through PolyTechnos Medical Devices Ltd. PTVP acts as an investment advisor to PolyTechnos (GP) II Ltd., the General Partner of the PolyTechnos Venture Fund II Limited Partnership. PTVP acts as an investment advisor to PolyTechnos Management GmbH, the General Partner of PolyTechnos Venture Fund II GmbH & Co. KG. PolyTechnos Partners & Team GmbH is a trustee vehicle for co-investments made into various companies. Dr. Waddington has a “carried interest” in the various general partnerships described above and has participated in co-investments made by PolyTechnos Partners & Team GmbH. Dr. Waddington does not have voting or dispositive power over any shares held by the various PolyTechnos funds and entities with the exception of those shares held by Global Venture Advisors GmbH. Dr. Waddington disclaims beneficial ownership of the shares held by the various PolyTechnos funds and entities except to the extent of his proportional interest in those entities.

(14)	See footnotes (1) through (13). Includes an aggregate of 865,065 shares of common stock issuable upon the exercise of stock options.

(15)	See footnote 10 for a description of the relationship of Dr. Merz, our director, with HBM BioVentures (Cayman) Ltd. The board of directors of HBM BioVentures (Cayman) Ltd. exercises voting and investment power over any of our shares held by such entity and acts by majority vote. The board of directors of HBM BioVentures (Cayman) Ltd. is comprised of John Arnold, Colin

Shaw, Richard Coles, Dr. Andreas Wicki and John Urquhart, none of whom has individual voting or investment power with respect to these shares.

(16)	See footnote 13 for a description of the relationship of Dr. Waddington, our director, with PolyTechnos Medical Devices Ltd. This information is based on Schedule 13G/A filed with the SEC by Simon Waddington on April 12, 2006. Includes 327,083 shares held by PolyTechnos Venture Fund II, LP, 81,472 shares held by PolyTechnos Venture Fund II GmbH & Co., 2,472 shares held by PolyTechnos Partners and Team GmbH and 554,909 shares held by PolyTechnos Medical Devices Ltd. The board of directors of PolyTechnos Medical Devices Ltd. exercises voting and investment power over the shares of our capital stock held by such entity. The board of directors of PolyTechnos Medical Devices Ltd. is comprised of Andrew Gill and Peter Touzeau.

(17)	This information is based on Schedule 13G filed with the SEC on February 14, 2006. According to the Schedule 13G Harris William Investors (William Harris Investors, Inc.) hold sole voting power over 172,627 shares and shared voting power over 675,603 shares and sole dispositive power over 848,230 shares and shared dispositive power over 59,838 shares.

(18)	This information is based on Schedule 13G filed with the SEC on February 9, 2006 by Delaware Management Holdings. According to the Schedule 13G, such entity has voting and dispositive power with respect to all such shares.

(19)	Includes 508,494 shares of record held by Mach II L.P. and 223,857 shares of record held by Mach Capital L.P. The board of directors of Aureus Capital Partners Ltd. exercises voting and investment power over the shares of our capital stock held by Mach II L.P., as general partner of Mach Capital L.P., which is in turn the general partner of Mach II L.P. The board of directors of Aureus Capital Partners Ltd. is comprised of Frank Becker, Peter Donnelly, Keith Mackenzie and Andrew Wignall.
      The following table summarizes information with respect to the shares of our common stock that may be issued pursuant to options under our equity compensation plans at March 31, 2006:
Equity Compensation Plan Information

	(a)			(c)
	Number of		(b)	Number of Securities
	Securities to be		Weighted-	Remaining Available
	Issued Upon		Average Exercise	for Future Issuance
	Exercise of		Price of	Under Equity
	Outstanding		Outstanding	Compensation Plans
	Options,		Options,	(Excluding Securities
	Warrants and		Warrants and	Reflected in
Plan Category	Rights		Rights	Column (a))

Equity compensation plans approved by security holders	2,804,093	(1)	$6.54	1,481,988	(2)
Equity compensation plans not approved by security holders	—		$—	—

Total	2,804,093	(1)	$6.54	1,481,988	(2)

(1)	Includes 1,874,930 shares subject to options outstanding under our 1998 Plan and 929,163 shares subject to options outstanding under our 2005 Plan. Excludes purchase rights currently accruing under the Purchase Plan.

(2)	Includes 910,826 shares of common stock reserved for future issuance under our 2005 Plan and 182,068 shares of common stock reserved for future issuance under our Purchase Plan. As of April 1, 2006, the number of shares available for issuance under the foregoing plans automatically increased to 2,166,991 shares available for issuance under the 2005 Plan and 404,290 shares available for issuance under the Purchase Plan.

      For further details regarding our equity compensation plans, see Note 9, “Stock Option Plans and other Employee Benefits,” in the consolidated financial statements in Item 8 of this Report.

Item 13.	Certain Relationships and Related Transactions.
      You should review certain arrangements with our executive officers that are described under “Executive Compensation”.
Stockholders’ Agreement
      In February 2005, we entered into an Amended and Restated Stockholders’ Agreement with each director, executive officer, entity affiliated with any director and other holder of more than 5% of our securities who purchased shares of our Series E preferred stock. The Stockholders’ Agreement grants certain holders of our common stock the right to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Please see “Description of Capital Stock — Registration Rights” for a description of these registration rights.

Item 14.	Principal Accountant Fees and Services.
      The following table shows the fees relating to audit and other services provided by our independent registered public accounting firm PricewaterhouseCoopers LLP for fiscal 2006, 2005 and 2004 (in thousands):

	Years Ended
	March 31,

	2006	2005

Audit Fees(1)	$779	$1,418
Audit-Related Fees(2)	168	—
Tax Fees(3)	54	214

Total	$1,001	$1,632

(1)	These fees consisted of the audit of our financial statements, review of our financial statements included in our Quarterly Reports on Form 10-Q and the review of our Form S-1 Registration Statement in connection with our initial public offering.

(2)	These fees consisted of services primarily related to our Form 8-K filing in connection with the acquisition of Neurologic.

(3)	These fees consisted of tax compliance, tax advice and tax planning including preparation of tax forms and some consulting for international tax matters.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements. The following statements of Micrus Endovascular Corporation and the report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8:

(2) Financial Statement Schedules. The following schedule is required to be filed by Item 15(b).

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2006

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

(b) Exhibits. The list of exhibits on the Index to Exhibits on pages 107 through 108 of this report is incorporated herein by reference.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Micrus Endovascular Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MICRUS ENDOVASCULAR CORPORATION

By:	/s/ John T. Kilcoyne

John T. Kilcoyne
President and Chief Executive Officer
Date: June 16, 2006
POWERS OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Kilcoyne and Robert A. Stern, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. Kilcoyne John T. Kilcoyne	President and Chief Executive Officer (Principal Executive Officer)	June 16, 2006

/s/ Robert A. Stern Robert A. Stern	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 16, 2006

/s/ Michael R. Henson Michael R. Henson	Chairman of the Board of Directors and Director	June 16, 2006

/s/ L. Nelson Hopkins L. Nelson Hopkins, M.D.	Director	June 16, 2006

/s/ Fred Holubow Fred Holubow	Director	June 16, 2006

/s/ Beat R. Merz Beat R. Merz	Director	June 16, 2006

Signature	Title	Date

/s/ Francis J. Shammo Francis J. Shammo	Director	June 16, 2006

/s/ Jeffrey H. Thiel Jeffrey H. Thiel	Director	June 16, 2006

/s/ Simon Waddington Simon Waddington	Director	June 16, 2006

Schedule II — Valuation and Qualifying Accounts

		Charged to
	Balance at	Expenses/	Write-Offs
	Beginning	Against	Net of	Balance at
	of Year	Revenue	Recoveries	End of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2006	$230	$102	$(15)	$317
Year Ended March 31, 2005	267	11	(48)	230
Year Ended March 31, 2004	136	176	(45)	267
Inventory Reserve
Year Ended March 31, 2006	951	264	(285)	930
Year Ended March 31, 2005	868	734	(651)	951
Year Ended March 31, 2004	119	739	10	868

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Certificate of Incorporation (Filed as Exhibit 3.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on May 17, 2005 (Registration No. 333-123154) (“Amendment No. 3”), and incorporated herein by reference)
3.2		Bylaws (Filed as Exhibit 3.4 of Amendment No. 3, and incorporated herein by reference)
4.1		Specimen Stock Certificate (Filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”), and incorporated herein by reference)
4.2		Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (Filed as Exhibit 4.2 of Form S-1, and incorporated herein by reference)
4.3		Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (Filed as Exhibit 4.3 of Form S-1, and incorporated herein by reference)
4.4		Form of Common Stock Warrant issued in connection with the Series E Preferred Stock and Warrant Purchase Agreement dated February 21, 2005, among the Company and the purchasers of the Company’s Series E Preferred Stock (Filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2006, and incorporated herein by reference)
10	.1*	1996 Stock Option Plan (Filed as Exhibit 10.1 of Form S-1, and incorporated herein by reference)
10	.2*	1998 Stock Plan (Filed as Exhibit 10.2 of Form S-1, and incorporated herein by reference)
10	.3*	2005 Equity Incentive Plan (Filed as Exhibit 10.3 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on May 23, 2005 (Registration No. 333-123154) (“Amendment No. 4”), and incorporated herein by reference)
10	.4*	2005 Equity Incentive Plan — Form of Incentive Stock Option Agreement for Executive Officers and Directors (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005, and incorporated herein by reference)
10	.5*	2005 Equity Incentive Plan — Form of Nonstatutory Stock Option Agreement for Executive Officers and Directors (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005, and incorporated herein by reference)
10	.6*	Employee Cash Bonus Plan with respect to Executive Officers (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 19, 2005, and incorporated herein by reference)
10	.7*	2005 Employee Stock Purchase Plan, as amended (Filed as Exhibit 10.4 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on June 13, 2005 (Registration No. 333-123154) (“Amendment No. 6”), and incorporated herein by reference)
10	.8*	Letter Agreement dated November 15, 2004 with John R. Kilcoyne (Filed as Exhibit 10.7 of Form S-1, and incorporated herein by reference)
10	.9*	Letter Agreement dated November 5, 2003 with Robert A. Stern (Filed as Exhibit 10.8 of Form S-1, and incorporated herein by reference)
10	.10*	Letter Agreement dated June 12, 1998 with Tom M. Holdych (Filed as Exhibit 10.9 of Form S-1, and incorporated herein by reference)
10	.11*	Letter Agreement dated May 23, 2003 with Edward F. Ruppel, Jr. (Filed as Exhibit 10.10 of Form S-1, and incorporated herein by reference)
10	.12*	Letter Agreement dated October 25, 2004 with Eckhard H. Reitz (Filed as Exhibit 10.13 of Form S-1, and incorporated herein by reference)
10	.13*	Letter Agreement dated February 16, 2005 with Robert C. Colloton (Filed as Exhibit 10.23 of Amendment No. 6, and incorporated herein by reference)
10.14		Form of Director and Executive Officer Indemnification Agreement (Filed as Exhibit 10.14 of Form S-1, and incorporated herein by reference)

Exhibit
Number		Description

10.15		Office Lease dated June 6, 2005 between the Registrant and WW/LJ GATEWAYS LTD., a California limited partnership, for office space located at 821 Fox Lane in San Jose, California (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005, and incorporated herein by reference)
10	.16**	Distribution Agreement, dated September 30, 2005, between Micrus Endovascular Corporation and Goodman CO., Ltd. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10.17		Share Purchase Agreement, dated September 20, 2005, between Mark Ellis and James Mackenzie and Micrus Endovascular Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 26, 2005, and incorporated herein by reference)
10	.18**	License Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.19**	Contract Manufacturing Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.20**	Agreement for Sharing Development Costs, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.21**	Support Services Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.22**	Technology Transfer Agreement, effective July 28, 2005, between Micrus Endovascular Corporation and VascularFX (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.23#**	License, Development and Distribution Agreement, effective January 6, 2006, between Micrus Endovascular Corporation and Biotronik AG
21	.1#	List of Subsidiaries
23	.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.1#	Powers of Attorney (appears on the signature page of this form)
31	.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#		Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.