Form 10-Q
period 2006-06-30
MICRUS ENDOVASCULAR CORP
filed 2006-08-14
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
     As of August 1, 2006, there were 14,420,489 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MICRUS ENDOVASCULAR CORPORATION
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	March 31,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$30,506	$36,104
Short-term investments	990	984
Accounts receivable, net of allowance for doubtful accounts of $384 at June 30, 2006 and $317 at March 31, 2006	8,610	8,267
Inventories, net	5,044	4,479
Prepaid expenses and other current assets	1,380	766

Total current assets	46,530	50,600
Property and equipment, net	2,556	2,488
Goodwill	3,309	3,309
Intangible assets, net	5,289	5,417
Other assets	310	300
Deferred offering costs	442	—

Total assets	$58,436	$62,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,163	$2,088
Accrued payroll and other related expenses	2,838	3,147
Accrued liabilities	4,400	4,308

Total current liabilities	8,401	9,543
Other non-current liabilities	1,273	1,255

Total liabilities	9,674	10,798

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,222,557 shares at June 30, 2006 and 14,190,287 shares at March 31, 2006	142	142
Additional paid-in capital	101,938	101,430
Deferred stock-based compensation	(340)	(397)
Accumulated other comprehensive loss	(400)	(240)
Accumulated deficit	(52,578)	(49,619)

Total stockholders’ equity	48,762	51,316

Total liabilities and stockholders’ equity	$58,436	$62,114

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended
	June 30,
	2006	2005
Revenues	$12,683	$7,112
Cost of goods sold	3,262	2,119

Gross profit	9,421	4,993

Operating expenses:
Research and development	2,754	822
Sales and marketing	5,797	2,772
General and administrative	4,449	2,265

Total operating expenses	13,000	5,859

Loss from operations	(3,579)	(866)
Interest and investment income	379	128
Interest expense	—	(6)
Other income (expense), net	204	(494)

Loss before benefit from income taxes	(2,996)	(1,238)
Benefit from income taxes	37	—

Net loss	(2,959)	(1,238)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	—	(659)

Net loss attributable to common stockholders	$(2,959)	$(1,897)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.21)	$(0.70)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,226	2,699
The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Consolidated Statement of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,959)	$(1,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	131
Provision for doubtful accounts	63	19
Provision for impairment of inventory	123	60
Increase in fair value of 2005 common stock warrants	—	158
Stock-based compensation expense	440	64
Changes in operating assets and liabilities:
Accounts receivable	(173)	(502)
Inventories	(574)	(110)
Prepaid expenses and other current assets	(597)	(758)
Other assets	(5)	45
Accounts payable	(947)	(1,094)
Accrued payroll and other related expenses	(330)	336
Accrued liabilities	241	(17)
Other non-current liabilities	(10)	(6)

Net cash used in operating activities	(4,364)	(2,912)

Cash flows from investing activities:
Payment to Biotronik AG for developed technology	(732)	—
Acquisition of property and equipment	(201)	(72)

Net cash used in investing activities	(933)	(72)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	32,499
Proceeds from issuance of convertible preferred stock and warrants	—	1,007
Proceeds from exercise of stock options	97	80
Payments of issuance costs for issuance of convertible preferred stock and warrants	—	(11)

Net cash provided by financing activities	97	33,575

Effect of exchange rate changes on cash	(398)	254
Net increase (decrease) in cash and cash equivalents	(5,200)	30,591
Cash and cash equivalents at beginning of period	36,104	15,017

Cash and cash equivalents at end of period	$30,506	$45,862

Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$59,227
Accretion to redemption value of redeemable convertible preferred stock including beneficial conversion feature	$—	$659
Reclassification of 2005 common stock warrants to equity	$—	$3,359
Accrued offering cost for issuance of common stock	$442	$—
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
  Interim unaudited financial information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual financial statements, except for the adoption of SFAS No. 123R during the first quarter of fiscal 2007 (see Note 2). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2006.
     The results of operations for the three months ended June 30, 2006 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2007 or any future period.
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
  Use of estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to accounts receivable and inventories, the recoverability of long-term assets, deferred tax assets and related valuation allowances and valuation of stock based compensation and equity instruments.

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

	Three months ended
	June 30,
	2006	2005
Numerator:
Net loss	$(2,959)	$(1,238)
Beneficial conversion feature of preferred stock	—	(383)
Accretion of redeemable convertible preferred stock to redemption value	—	(276)

Net loss attributable to common stockholders	$(2,959)	$(1,897)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	14,226	2,699

  Anti-dilutive securities
     The following outstanding stock options, restricted stock units and shares issuable under the employee stock purchase plan were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three months ended
	June 30,
	2006	2005
Shares issuable upon exercise of common stock	3,058	2,412
Shares issuable upon settlement of restricted stock units	10	—
Shares issuable under employee stock purchase plan	25	—

	3,093	2,412

  Stock-based compensation
      The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan, which enables employees to purchase the Company’s common stock.
      During the first quarter of fiscal 2007, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS No. 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The effective date of this new standard for the Company’s financial statements was April 1, 2006. The Company transitioned to SFAS No. 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for the Company’s SFAS No. 123 pro forma disclosures, excluding options granted prior to the Company’s initial filing on Form S-1 with the SEC in March 2005 (“pre-IPO options”), for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB No. 25.

     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 for stock options granted subsequent to the Company’s IPO. Stock-based compensation charges also include the amortization of unrecognized deferred compensation charges as deferred under APB No. 25 for all options granted prior to the Company’s IPO. Recognized stock-based compensation expense also includes compensation expense for the share-based payment awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The estimated fair value of our equity-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. In the Company’s pro forma information required to be disclosed under SFAS No. 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred.
     See Note 5 to these consolidated financial statements for further information regarding the Company’s stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.
  Recent accounting pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
Note 3 — Balance Sheet Components
  Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Raw materials	$570	$507
Work-in-progress	697	504
Finished goods	1,165	1,294
Consigned inventory	3,411	2,874
Inventory held by Latin American distributors	267	230

Gross inventory	6,110	5,409
Less inventory allowances	(1,066)	(930)

	$5,044	$4,479

     Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.

  Intangible assets
     Intangible assets consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Identifiable intangible assets—Neurologic acquisition	$3,900	$3,900
Licensed technology—Biotronik	1,565	1,462
Patents	1,100	1,100

	6,565	6,462
Less accumulated amortization	(1,276)	(1,045)

	$5,289	$5,417

     The identifiable intangible assets are being amortized using the straight-line method over the useful lives ranging from five to six years as follows: customer relationships — five years, distribution agreements — five years, non compete agreements — six years. Amortization expense was $191,000 and $0 for the three months ended June 30, 2006 and 2005, respectively.
     The licensed technology will be amortized using the straight-line method over seven years. The amortization period will begin once the Company starts generating revenue from the stent product associated with this licensed technology which is currently estimated to be during the second quarter of fiscal 2007.
     The patents are being amortized using the straight-line method over seven years. Amortization expense was $27,500 for the three months ended June 30, 2006 and 2005. Amortization expense through fiscal year 2010 is expected to be $110,000 per year.
     The future amortization of the intangible assets is as follows (in thousands):

Amortization
For years ended March 31,
2007 (remaining 9 months)	$819
2008	1,091
2009	1,091
2010	1,091
2011	643
2012 and beyond	554

$5,289

  Accruals
     Accrued payroll and other related expenses consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Accrued bonuses	$762	$1,157
Accrued salaries	243	478
Accrued vacation	963	804
Accrued commissions	514	392
Accrued payroll taxes	356	316

	$2,838	$3,147

     Accrued liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Accrued professional fees	$1,502	$709
Raw material inventory receipts not invoiced	482	129
VAT payable	316	78
Marketing related programs	285	144
Accrued employee stock purchase plan contributions	254	—
Accrued printer costs — SEC filings	152	—
Deferred revenue from Japan distribution agreement	150	150
Earn-out payment in connection with Neurologic acquisition	—	1,403
Biotronik milestone payment	—	732
Import handling fee — Japan product shipments	—	282
Other	1,259	681

	$4,400	$4,308

 Other non-current liabilities
     Other non-current liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2006	2006
Deferred tax liability	$640	$641
Deferred revenue from Japan distribution agreement	488	525
Other non-current liabilities	145	89

	$1,273	$1,255

     On September 30, 2005, the Company entered into a five-year, exclusive distribution agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the distribution agreement, Goodman will promote and market the Company’s products in Japan. In connection with the Distribution Agreement, Goodman paid the Company an up-front cash payment of $750,000 which has been recorded as deferred revenue. The Company is recognizing the deferred revenue on a straight-line basis over the five year term of the agreement.
Note 4 — Commitments and Contingencies
  Lease commitments
     On June 6, 2005, the Company entered into a non-cancelable 7-year lease agreement (the “Lease”). Pursuant to the Lease, the Company has leased approximately 42,000 square feet of building space which is being used as the Company’s headquarters in the United States with both administrative and manufacturing facilities. The Lease commenced in January 2006, with an option for one 5 year extension that may be exercised by the Company.
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

     Future minimum lease payments are as follows (in thousands):

Minimum lease
payments
For years ended March 31,
2007 (remaining 9 months)	$496
2008	654
2009	641
2010	614
2011 and beyond	1,533

Total minimum lease payments	$3,938

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
 Litigation
     The Company is from time to time subject to various lawsuits. The Company does not believe that it is probable that resolution of pending litigation will have a material adverse effect on the Company’s consolidated financial statements; however the outcome of litigation is inherently uncertain.
 FCPA investigation
     In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that may likely have violated the Foreign Corrupt Practices Act (“FCPA”) and the laws of certain foreign countries. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) factual information obtained in the Company’s internal investigation of potential violations of the FCPA. In February 2005, the DOJ and the Company entered into an agreement pursuant to which the DOJ agreed not to prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepted responsibility for the actions of its employees and officers, paid a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation, including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the Securities and Exchange Commission (“SEC”). The Company must remain in compliance with these conditions for a period of two years following February 28, 2005 or face the filing of a criminal complaint by the DOJ. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement will be recorded as an expense as incurred.
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
 Patent litigation
     In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our coil devices infringe two patents held by Boston Scientific and that this infringement is willful. In November 2004, the Company answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s occlusive products, and their use, infringed three of the Company’s patents. Each party is seeking an injunction preventing manufacture, sale, offer for sale, use and importation of the other’s detachable coil devices in the United States, damages for past infringement, which may be trebled, and its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.

     Boston Scientific is also a party in two other lawsuits against Cordis Corporation and Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against Micrus are also at issue. In October 2004, Cordis requested ex parte reexamination of certain claims in those patents. In February 2005, the court granted a stay of the Boston Scientific lawsuit against Micrus until the earlier of twelve months or the outcome of the reexamination by the USPTO in the Cordis case. In March 2006 the Court lifted the stay with respect to any claims that were confirmed in the reexamination proceedings and has permitted discovery in the case to commence with respect to those confirmed claims. The parties have since exchanged preliminary infringement contentions in which Boston Scientific asserted only claims from the first patent. On June 16, 2006, the parties exchanged preliminary invalidity contentions in which each side disclosed various grounds upon which it will argue the invalidity of the other party’s presently asserted patents. Boston Scientific has stated that it would supplement its preliminary infringement contentions to include claims from the second Boston Scientific patent still under reexamination upon completion of the reexamination, and that these asserted claims would be from the set of claims which has not yet been deemed in condition to be confirmed by the USPTO. The Company and Boston Scientific have negotiated a schedule that would permit discovery and claim construction proceedings to proceed for the second patent while it is still undergoing reexamination and reissue proceedings. The Court has not yet issued an order stating whether it will accept this schedule.
     The Company is unable at this time to determine the outcome of any such litigation. If the litigation is protracted or results in an unfavorable outcome to the Company, the impact to the financial position, results of operations or cash flows of the Company could be material.
Note 5 — Stock-based Compensation
Stock option plans
     1996 Stock Option Plan
     Upon the effectiveness of the Company’s IPO, 14,633 shares available for grant under the 1996 Stock Option Plan (the “1996 Plan”) became available for grant under the 2005 Plan. There were no options outstanding under the 1996 Plan as of the Company’s IPO.
     1998 Stock Plan
     Upon the effectiveness of the Company’s IPO, 158,167 shares available for grant under the 1998 Stock Option Plan (the “1998 Plan”) became available for grant under the 2005 Plan. All options previously granted under the 1998 Plan will continue to be administered under the 1998 Plan. As of June 30, 2006, options to purchase 1,842,539 shares of common stock were outstanding under the 1998 Plan.
     2005 Equity Incentive Plan
     The 2005 Equity Incentive Plan (the “2005 Plan”) became effective upon the Company’s IPO. The 2005 Plan provides for the issuance of nonstatutory stock options, stock appreciation rights, stock awards and cash awards. The Company initially reserved a total of 2,222,220 shares of its common stock for issuance under the 2005 Plan. In addition, the 2005 Plan provides for an automatic annual increase of the number of shares reserved for issuance thereunder by amount equal to the lesser of (i) 5% of our total number of outstanding shares; (ii) 666,666 shares, or (iii) a number of shares determined by our board of directors. The shares reserved under the 2005 Plan will also be increased as a result of the cancellation of unexercised options under the 1998 Plan. As of June 30, 2006, there were 3,079,604 shares reserved for issuance under the 2005 Plan, of which 1,853,991 were available for grant, 1,215,613 shares were subject to outstanding options and 10,000 shares were subject to outstanding restricted stock units.
     Employee stock purchase plan
     The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s IPO. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.
     The Company initially reserved a total of 222,222 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for annual increases in the total number of shares available for issuance under this plan on April 1 of each year beginning on April 1, 2006, by a number of shares that is equal to the lesser of: (1) 2% of the outstanding shares of the Company’s common stock on the immediately preceding March 31; (2) 222,222 shares; or (3) a lesser number determined by the Company’s board of directors. As of June 30, 2006, there were 444,444 shares reserved for issuance under the Purchase Plan, of which 40,154 shares were issued and outstanding.
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
     The Purchase Plan provides for offering periods of 12 months and purchase periods of 6 months or such shorter period as may be established by the Company’s board of directors. The offering periods start on April 1 and October 1 of each year.
Stock-based compensation
     During the first quarter of fiscal 2007, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, SFAS No. 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company transitioned to SFAS No. 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for the Company’s SFAS No. 123 pro forma disclosures, excluding pre-IPO options, for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB No. 25.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 for options granted after the Company’s IPO. Compensation expense for the share-based payment awards granted subsequent to April 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation charges also include the amortization of unrecognized deferred compensation charges as deferred under APB No. 25 for all options granted prior to the Company’s IPO. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. In the Company’s pro forma information required to be disclosed under SFAS No. 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred.
     The Company uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to Staff Accounting Bulletin No. 107 (“SAB No. 107”). On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.
     The expected volatility used in the valuation model is based on the Company’s peer group in the industry in which it does business and the Company’s historical volatility since its IPO.
     The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities with remaining terms similar to the expected term on the employee stock option and employee stock purchase plan awards.

     The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.
     The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.
     The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average assumptions:

	Stock Plans
	Three months ended		Purchase Plan
	June 30,		Three months ended
	2006	2005	June 30, 2006
Expected term (in years)	6.0	4.0	0.5
Volatility	46%	46%	39%
Risk-free interest rate	5.04%	3.84%	5.03%
Dividend yield	0%	0%	0%
Weighted average per share fair value of equity-based awards at date of grant	$5.87	$3.95	$3.74
     Stock-based compensation expense recognized under SFAS No. 123R for the three months ended June 30, 2006 related to employee stock options and employee stock purchase plan shares was $238,000 and $43,000, respectively. Additionally, approximately $28,000 in stock-based compensation expense related to SFAS No. 123R has been capitalized as inventory as of June 30, 2006. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for all of its deferred tax assets.
     Stock-based compensation expense recognized for the three months ended June 30, 2006 and 2005 related to the amortization of deferred stock-based compensation was $57,000 and $58,000, respectively.
     In addition, stock options issued to non-employees, generally for consulting services related to patient studies or marketing analysis, are recorded at their fair value on the date of vesting and recognized over the respective service or vesting period. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended
	June 30,
	2006	2005
Expected term (in years)	5	7
Volatility	42%	56%
Risk-free interest rate	5.15%	3.94%
Dividend yield	0%	0%
     Stock-based compensation recognized for the three months ended June 30, 2006 and 2005 related to non-employee options was $102,000 and $6,000, respectively. The non-employee stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates.
     Stock-based compensation expense included in the consolidated statement of operations is as follows (in thousands):

	Three months ended
	June 30,
	2006	2005
Cost of goods sold	$27	$6
Research and development	43	11
Sales and marketing	216	17
General and administrative	154	30

Total	$440	$64

     As of June 30, 2006, there was approximately $4.1 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 3.0 years.
  Additionally, the future amortization of deferred compensation is as follows:

Fiscal year 2007 (remaining 9 months)	$172,000
Fiscal year 2008	168,000
$340,000
The stock-based compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services.
Periods prior to the adoption of SFAS No. 123R
     Prior to April 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of APB No. 25 and complied with the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). Under APB No. 25, deferred stock-based compensation is based on the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price of stock option grants to employees. Stock-based compensation expense was recognized under APB No. 25 for options granted prior to the Company’s IPO, based upon the intrinsic value method.

     The modified prospective transition method of SFAS No. 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123R regarding net loss and net loss per share as if the Company had accounted for its stock options under the fair value method of SFAS No. 123R. If compensation expense had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed under SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per common share under SFAS No. 123 for the period ended June 30, 2005 would have been as shown in the following table. For the purpose of this pro forma disclosure, the estimated value of the stock awards is recognized on an accelerated basis over the vesting periods of the awards (in thousands, except per share data):

Three months ended
June 30, 2005
Net loss attributable to common stockholders (as reported)	$(1,897)
Add: Stock-based employee compensation expenses included in reported net loss	58
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(11)

Adjusted net loss	$(1,850)

Net loss per common shares, basic and diluted:
As reported	$(0.70)
Adjusted	$(0.69)
     Pro forma disclosures for the three months ended June 30, 2006 are not presented because stock-based employee compensation was accounted for under SFAS No. 123R’s fair-value method during this period. Additionally, the stock-based employee compensation determined under the fair-value method for the three months ended June 30, 2005 has been adjusted to exclude the effect of pre-IPO options, as those options were valued for pro forma disclosure purposes using a minimum value method. The weighted-average fair values of stock options granted during the three months ended June 30, 2005 was $3.95 per stock option. For the three months ended June 30, 2005, the total intrinsic value of options exercised during the period was $0.7 million. The intrinsic value as of June 30, 2005 is calculated as the difference between the market value as of June 30, 2005 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the stock option. The market value of a share of Company’s common stock as of June 30, 2005 was $11.00 per share as reported by the Nasdaq National Stock Market.

General stock option information
     The following table sets forth the summary of option and restricted stock unit activity for the three months ended June 30, 2006:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic value
	Shares	price	(in years)	(in thousands)
Options outstanding at March 31, 2006	2,804	$6.54
Options granted	328	$13.27
Restricted stock units issued	10	$12.06
Options exercised	(31)	$9.83
Options forfeited	(42)	$9.90
Options expired	(1)	$9.82

Options outstanding at June 30, 2006	3,068	$7.25	8.2	$15,402

Options exercisable at June 30, 2006	1,224	$4.60	6.9	$9,317

The weighted average per share fair value of options granted during the three months ended June 30, 2006 was $5.87 per share. The total intrinsic value of options exercised during the three months ended June 30, 2006 was $0.3 million. The intrinsic value as of June 30, 2006 is calculated as the difference between the market value as of June 30, 2006 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the share. The market value of a share of the Company’s common stock as of June 30, 2006 was $12.06 per share as reported by the Nasdaq National Stock Market.
     Net cash proceeds from the exercise of stock options were $97,000 and $80,000 for the three months ended June 30, end 2007 and 2006, respectively.

     The following table sets forth the summary of the Company’s nonvested shares activity for the three months ended June 30, 2006:

Shares
Nonvested at March 31, 2006	1,646
Options granted	328
Restricted stock units awarded	10
Options vested	(97)
Options forfeited and expired	(43)

Nonvested at June 30, 2006	1,844

     Information regarding stock option awards outstanding at June 30, 2006 is summarized below:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual life	exercise	Number	exercise
exercise prices	outstanding	(years)	price	exercisable	price
$ 0.68 - $ 1.01	489	5.1	$0.78	467	$0.78
$ 1.13 - $ 1.15	155	6.5	$1.14	112	$1.14
$ 5.63	885	8.5	$5.63	435	$5.63
$ 6.51 - $ 8.89	438	9.5	$8.50	—	$—
$ 9.01 - $11.20	452	9.4	$10.00	17	$10.68
$12.03 - $13.39	473	8.8	$12.77	193	$13.04
$13.58 - $14.62	166	9.9	$14.15	—	$—

$ 0.68 - $14.62	3,058	8.2	$7.25	1,224	$4.60

Note 6 — Redeemable Convertible Preferred Stock
     The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of June 30, 2006, there are no shares of preferred stock issued or outstanding.
Note 7 — Common Stock
     The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of June 30, 2006.
  2005 Common Stock Warrants
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

     As of June 30, 2006, warrants to purchase 291,460 shares of common stock have been exercised. All of these warrants have been exercised at an aggregate exercise price of $0.000225 per share. Warrants covering an aggregate of 267,203 shares of common stock were exercised without cash. In most cases the aggregate purchase price was offset by the value of fractional shares payable upon exercise of such warrants; however an aggregate of 2 shares were withheld in payment of the aggregate exercise price of one warrant resulting in a net issue of 267,201 shares. Warrants covering an additional 24,259 shares of common stock were exercised for cash. There were warrants to purchase 13,810 shares of common stock at an exercise price of $0.000225 per share outstanding at June 30, 2006, which will expire on January 1, 2011.
Note 8 — Segments
     The Company’s significant operations outside the United States include two sales subsidiaries in Europe (located in Switzerland and the United Kingdom). Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three months ended
	June 30,
	2006	2005
United States	$5,943	$3,397
Japan	2,219	—
United Kingdom	1,545	1,151
Rest of the world	2,976	2,564

Total revenues	$12,683	$7,112

     The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. For all periods presented, the Company operated in three business segments, the Americas, Europe and Asia Pacific. The products sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Revenues and gross profit for these segments were as follows (in thousands):

	Three months ended
	June 30,
	2006	2005
Revenues:
Americas	$6,585	$3,899
Europe	3,728	3,076
Asia Pacific	2,370	137

Total	$12,683	$7,112

Gross Profit:
Americas	$5,486	$2,932
Europe	2,477	2,000
Asia Pacific	1,458	61

Total	$9,421	$4,993

     The gross profit amounts by geographic segments for the three months ended June 30, 2005 has been revised to correct a misallocation between the Americas and Europe as follows (in thousands):

	As revised	As previously reported
	June 30, 2005	June 30, 2005
Gross Profit:
Americas	$2,932	$3,563
Europe	2,000	1,430
Asia Pacific	61	—

Total	$4,993	$4,993

     The above revisions had no impact on the consolidated results of operations, cash flows, or the financial position of the Company.
Note 9 — Subsequent Events
     On July 19, 2006, the Company completed a secondary offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. On July 19, 2006, the underwriters purchased 190,531 shares of common stock pursuant to their over-allotment option. The total cash proceeds to the Company were approximately $2,129,000, net of the underwriting discount.
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report, and with other factors described from time to time in our other filings with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in the forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
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

     We also intend to continue to expand our direct sales force in Europe and the United States and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner Goodman. We recorded product sales of $2.2 million to Goodman in March 2006 and $2.2 million in the first quarter of fiscal 2007.
     As we expect to continue to incur net losses for the foreseeable future as described below, we currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash.
     We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $32.8 million in fiscal 2006. Our revenues were $12.7 million in the first quarter of fiscal 2007.
     Since inception, we have been unprofitable. We have incurred net losses of $2.0 million in fiscal 2004, $6.7 million in fiscal 2005, $8.3 million in fiscal 2006 and $3.0 million in the first quarter of fiscal 2007. As of June 30, 2006, we had cash and marketable securities of $31.5 million. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We expect to continue to incur net losses for the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of June 30, 2006, we had an accumulated deficit of $52.6 million.
Recent Developments
     On July 19, 2006, the Company completed a secondary offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. The Company did not receive any proceeds from the sale of shares by the selling stockholders. On July 19, 2006, the underwriters purchased 190,531 shares of common stock pursuant to their over-allotment option. The total cash proceeds to the Company were approximately $2.1 million, net of the underwriting discount.
Results of Operations
     The following table sets forth the results of our operations, expressed as percentages of revenues, for the three months ended June 30, 2006 and 2005:

	Three months ended
	June 30,
	2006	2005
	%	%
Consolidated Statement of Operations Data:
Revenues	100%	100%
Cost of goods sold	26%	30%

Gross profit	74%	70%

Operating expenses:
Research and development	22%	12%
Sales and marketing	45%	39%
General and administrative	35%	32%

Total operating expenses	102%	82%

Loss from operations	(28)%	(12)%
Interest and investment income	3%	2%
Interest expense	0%	0%
Other income, net	1%	(7)%

Net loss before benefit from income taxes	(24)%	(17)%
Benefit from income taxes	1%	0%

Net loss	(23)%	(17)%
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	0%	(9)%

Net loss attributable to common stockholders	(23)%	(26)%

Three Months Ended June 30, 2006 and 2005
  Revenues

	Three months ended
	June 30,		Change
(Dollars in thousands)	2006	2005	$	%
Americas	$6,585	$3,899	$2,686	69%
Europe	3,728	3,076	652	21%
Asia Pacific	2,370	137	2,233	1630%

Total Revenues	$12,683	$7,112	$5,571	78%

     Our revenues are derived primarily from sales of our microcoils and to a lesser extent sales of accessory devices used in the treatment of cerebral vascular diseases. Our revenues were $12.7 million for the first quarter of fiscal 2007, an increase of $5.6 million or 78% from $7.1 million in first quarter of fiscal 2006. Revenues from the Americas were $6.6 million in the first quarter of fiscal 2007, an increase of $2.7 million or 69% from $3.9 million in the first quarter of fiscal 2006. Revenues from Europe were $3.7 million in the first quarter of fiscal 2007, an increase of $0.6 million or 21% from $3.1 million in the first quarter of fiscal 2006. The increase was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate and the introduction of new products. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte product sales in the first quarter of fiscal 2007. Revenues from Asia Pacific were $2.4 million in the first quarter of fiscal 2007. The increase was due to product sales of $2.2 million during the quarter to our distributor in Japan. In February 2006, we received regulatory clearance to sell our products in Japan through our distributor, and the sale of our products in Japan commenced in March 2006.
  Gross Profit

	Three months ended
	June 30,		Change
(Dollars in thousands)	2006	2005	$	%
Cost of goods sold	$3,262	$2,119	$1,143	54%
Gross profit	9,421	4,993	4,428	89%
     Cost of goods sold consists of materials, direct labor, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Cost of goods sold were $3.3 million for the first quarter of fiscal 2007, an increase of $1.1 million or 54% from $2.1 million in the first quarter of fiscal 2006. The increase in cost of goods sold during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 was primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production, partially offset by increased manufacturing efficiencies.
     Gross profit was $9.4 million for the first quarter of fiscal 2007, an increase of $4.4 million or 89% from $5.0 million in the first quarter of fiscal 2006. Gross margin was 74% in the first quarter of fiscal 2007 and 70% in the first quarter of fiscal 2006. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by higher levels of distributor sales of lower margin products primarily due to our entry into the Japanese market in the fourth quarter of fiscal 2006. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.
  Operating Expenses

	Three months ended
	June 30,		Change
(Dollars in thousands)	2006	2005	$	%
Research and development	$2,754	$822	$1,932	235%
     Research and development expenses consist primarily of costs associated with the design, development, and testing of products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 primarily due to a milestone payment to

Vascular FX in connection with the purchase of intellectual property in the amount of $1.5 million and an increase of $326,000 related to outside services associated with new product development. We have recorded the milestone payment to Vascular FX as research and development expense as there were no regulatory clearances for a product at that time. As a percentage of revenues, research and development expenses were 22% in the first quarter of fiscal 2007 and 12% in the first quarter of fiscal 2006. We expect our research and development expenses to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product improvements, and expand our existing product line.

	Three months ended
	June 30,		Change
(Dollars in thousands)	2006	2005	$	%
Sales and marketing	$5,797	$2,772	$3,025	109%
     Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 primarily due to an increase of $0.9 million associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commission costs of $0.7 million on increased sales in the United States and Europe, higher travel expenses of $318,000, an increase of $233,000 related to graphic design, promotional and printing costs in connection with new product releases, an increase of $199,000 in stock-based compensation expense due primarily to the impact of the adoption of SFAS No. 123R, an increase of $176,000 related to consulting expenses incurred primarily due to outsourced product marketing functions, as well as an increase of $128,000 primarily due to US national sales meeting expenses. As a percentage of revenues, sales and marketing expenses increased to 45% in the first quarter of fiscal 2007 from 39% in the first quarter of fiscal 2006 due to an increase in headcount both in the United States and Europe in the sales force and clinical support group. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.

	Three months ended
	June 30,		Change
(Dollars in thousands)	2006	2005	$	%
General and administrative	$4,449	$2,265	$2,184	96%
     General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit and information technology consulting. General and administrative expenses increased in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 primarily due to an increase of $0.8 million in legal fees incurred in connection with the patent litigation with Boston Scientific, an increase of $377,000 related to higher finance and administrative personnel costs, an increase of $191,000 related to the amortization of identifiable intangible assets in connection with the purchase of Neurologic, an increase in audit and tax fees of $191,000 related primarily to the year end audit, an increase of $164,000 in outside services related to compensation analysis and benchmarking, printer costs associated with our SEC filings, regulatory technical file submissions associated with our microcoils and microcatheters, an increase of $124,000 in stock-based compensation expense due primarily to the impact of the adoption of SFAS No. 123R, an increase of $112,000 due to consulting fees related to compliance with Sarbanes-Oxley regulations, partially offset by a decrease of $167,000 related to management bonuses in connection with our IPO incurred in the first quarter of fiscal 2006. As a percentage of revenues, general and administrative expenses were 35% in the first quarter of fiscal 2007 and 32% in the first quarter of fiscal 2006. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.

Stock-based Compensation Charges
     During the first quarter of fiscal 2007, we adopted SFAS No. 123R which replaced SFAS No. 123 and supersedes APB No. 25. Under the fair value provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS No. 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for our SFAS No. 123 pro forma disclosures, excluding pre-IPO options, for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB No. 25.
     We recognized stock-based compensation expense under SFAS No. 123R for employee stock options and employee stock purchase plan shares of $238,000 and $43,000 in the first quarter of fiscal 2007, respectively.
     We recognized stock-based compensation expense related to the amortization of deferred stock-based compensation of $57,000 and $58,000 in the first quarter of fiscal 2007 and 2006, respectively.
     In addition, stock options issued to non-employees, generally for consulting services related to patient studies or marketing analysis, are recorded at their fair value on the date of vesting and recognized over the respective service or vesting period. In connection with stock options issued to non-employees, we recognized stock-based compensation of $102,000 and $6,000 in the first quarter of fiscal 2007 and 2006, respectively.
     Stock-based compensation expense included in the consolidated statement of operations is as follows (in thousands):

	Three months ended
	June 30,
	2006	2005
Cost of goods sold	$27	$6
Research and development	43	11
Sales and marketing	216	17
General and administrative	154	30

Total	$440	$64

Additionally, approximately $28,000 in stock-based compensation expense related to SFAS No. 123R has been capitalized as inventory as of June 30, 2006.
     As of June, 2006, there was approximately $4.1 million of stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted average amortization period of 3.0 years.
     The future amortization of deferred compensation is as follows:

Fiscal year 2007 (remaining 9 months)	$172,000
Fiscal year 2008	168,000
$340,000
The stock-based compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services.
Other Income, Net

	Three months ended
	June 30,		Change
(Dollars in thousands)	2006	2005	$	%
Interest and investment income	$379	$128	$251	196%
Interest expense	—	(6)	6	-100%
Other income (expense), net	204	(494)	698	-141%

Total other income (expense), net	$583	$(372)	$955	-257%

     Other income, net consists primarily of investment income, interest expense, and foreign currency gains and losses. Total other income, net was $583,000 in the first quarter of fiscal 2007, an increase of $955,000 from other expense, net of $372,000 in the first quarter of fiscal 2006. Total other income (expense), net increased in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 primarily due to foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, an increase of $251,000 in interest income as a result of higher interest rates and higher average cash and investment balances due primarily from proceeds from our IPO. During the first quarter of fiscal 2006, a non-operating charge of $158,000 was recorded upon the completion of our IPO for the change in fair value of the 2005 common stock warrants.

  Income Taxes
     We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income taxes. In the first quarter of fiscal 2007, we recorded a noncurrent tax benefit of approximately $37,000 for the tax effect of the current quarter amortization related to the intangible assets acquired in the Neurologic transaction which are not deductible. As of March 31, 2006, we had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $30.8 million, $16.5 million and $2.1 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2007 and the foreign NOLs will expire beginning in 2009. We also have federal and state tax research and development credit carryforwards of approximately $0.9 million and $0.8 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards do not expire. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have established a valuation allowance at June 30, 2006 and 2005 to fully offset the deferred tax assets.
  Accretion of Redeemable Convertible Preferred Stock to Redemption Value
     Our convertible preferred stock that was outstanding prior to the closing of our initial public offering in June 2005 was redeemable at the request of the holder on or after the sixth anniversary of the original issuance date based upon certain circumstances. This right expired upon the automatic conversion of all of our preferred stock into common stock upon the closing of the IPO. Prior to the closing of the IPO, we were accreting the carrying value of the preferred stock to the mandatory redemption amount on the sixth anniversary using the effective interest method through periodic charges to additional paid-in capital. We recorded a non-cash charge of $276,000 for the accretion on our redeemable convertible preferred stock in the first quarter of fiscal 2006.
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
Liquidity and Capital Resources

	Three months ended
	June 30,
	2006	2005
Cash flow activities:
Net cash used in operating activities	$(4,364)	$(2,912)
Net cash used in investing activities	$(933)	$(72)
Net cash provided by financing activities	$97	$33,575
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
     As of June 30, 2006, we had cash and marketable securities of $31.5 million, compared to $37.1 million at March 31, 2006. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
     Net cash used in operating activities was $4.4 million during the first quarter of fiscal 2007, compared to $2.9 million during the first quarter of fiscal 2006. Net cash used in operating activities during the first quarter of fiscal 2007 resulted primarily from operating losses, an increase in accounts receivable due to an increase in the number of microcoil products sold, an increase in inventory primarily due to an increase in the number of consignment locations, an increase in prepaid expenses and other current assets primarily related to the payment of directors and officers insurance premiums, a decrease in accounts payable due to timing of payments made to our vendors. These factors were partially offset by an increase in stock-based compensation expense primarily due to the adoption of SFAS No. 123R, an increase in depreciation and amortization, and an increase provision for impairment of inventory. Net cash used in operating activities during the first quarter of fiscal 2006 resulted from operating losses and net changes in operating assets and liabilities resulting from the growth of our business.
     Net cash used in investing activities was $0.9 million during the first quarter of fiscal 2007, compared to $72,000 during the first quarter of fiscal 2006. Net cash used in investing activities during the first quarter of fiscal 2007 was primarily related to the milestone payment to Biotronik which has been capitalized as licensed technology. Net cash used in investing during the first quarter of fiscal 2006 was related to the purchase of capital equipment.
     Net cash provided by financing activities was $97,000 during the first quarter of fiscal 2007, compared to $33.6 million during the first quarter of fiscal 2006. Net cash provided by financing activities during the first quarter of fiscal 2007 consisted of proceeds from the exercise of stock options. Net cash provided by financing activities during the first quarter of fiscal 2006 consisted primarily of net proceeds of $33.2 million (after deducting underwriters’ commission) from the sale of common stock during our IPO, partially offset by the expenditure of $0.7 million incurred in preparation for the IPO, proceeds of $1.0 million from the exercise of preferred and common stock warrants, and proceeds of $80,000 from the exercise of stock options.
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
Contractual Obligations
     We have obligations under non-cancelable operating leases with various expiration dates through 2012 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.
     As of June 30, 2006, our contractual commitments were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$3,938	$626	$1,904	$1,118	$290
Purchase commitments	3,401	3,401	—	—	—

Total	$7,339	$4,027	$1,904	$1,118	$290

     We are required to pay future earn-out amounts associated with the purchase of Neurologic. The future earn-out payments will be one-third of Neurologic’s product sales during specified periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $163,000 related to our loan with Micrus SA and a $410,000 decrease in our comprehensive loss from our investment in Micrus SA. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $225,000 decrease in our comprehensive loss from our investment in Micrus UK. A hypothetical 10% decline in the value of the euro versus the Swiss franc would cause us to recognize a loss of $384,000 based on our foreign denominated receivables as of June 30, 2006.
     In fiscal 2006, approximately 32% of our revenues was denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.
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
Item 4. Controls and Procedures
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
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Soon after reaching the preliminary conclusions of the investigation, our Board of Directors adopted a Foreign Corrupt Practices Act Policy and appointed a senior executive to fill the newly created position of Compliance Officer. The Compliance Officer has with the assistance of our general counsel and outside legal counsel developed a number of other corporate policies that will govern payments to and contractual agreements with physicians and other consultants. In addition, the employment of our then Chief Executive Officer and our then Vice President of Sales and Marketing was terminated in November 2004.
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
     Boston Scientific is also a party in two other lawsuits against Cordis Corporation and ev3/Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against us are also at issue. An outcome of either of these lawsuits adverse to Cordis Corporation or ev3/ Micro Therapeutics, and related to the same patents Boston Scientific asserts against us, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.
     In October 2004, Cordis requested ex parte reexamination of certain claims in those patents. In February 2005, the court granted a stay of the Boston Scientific lawsuit against Micrus until the earlier of twelve 12 months or the outcome of the reexamination by the U.S. Patent and Trademark Office (“USPTO”) in the Cordis case. In February 2006, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for one of the two patents, apparently confirming all of the claims of that patent. In February 2006, the USPTO also issued an Office Action in which it apparently confirmed the patentability of certain of the claims in the second patent, but rejected the remainder. Boston Scientific has stated to the USPTO and to the court that the rejected claims from the second patent can be reissued and certified as patentable upon reexamination if a correction is made to the priority chain for the second patent. In March 2006, the court lifted the stay with respect to any claims that were confirmed as patentable in the reexamination proceedings and has permitted discovery in the case to commence with respect to those claims. The parties have since exchanged preliminary infringement contentions in which Boston Scientific asserted only claims from the first patent. On June 16, 2006, the parties exchanged preliminary invalidity contentions in which each side disclosed various grounds upon which it will argue the invalidity of the other party’s presently asserted patents. Boston Scientific has stated that it would supplement its preliminary infringement contentions to include claims from the second Boston Scientific patent still under reexamination upon completion of the reexamination, and that these asserted claims would be from the set of claims which has not yet been deemed in condition to be confirmed by the USPTO. The Company and Boston Scientific have negotiated a schedule that would permit discovery and claim construction proceedings to proceed for the second patent while it is still undergoing reexamination and reissue proceedings. The Court has not yet issued an order stating whether it will accept this schedule. Based on our current understanding of the reexamination, we believe that the claims of the second Boston Scientific patent also will be confirmed. The confirmation of asserted claims in one, and potentially both, of Boston Scientific’s asserted patents may negatively impact our chances of mounting a successful invalidity defense against this patent.
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

     The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. In the three months ended June 30, 2006, a substantial portion of our product sales were to approximately 60 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:
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
     Boston Scientific is also a party in two other lawsuits against Cordis, a division of Johnson & Johnson (“Cordis”) and ev3/Micro Therapeutics, Inc. in which the Boston Scientific patents, which are the basis of Boston Scientific’s suit against us, are also at issue. An outcome of either of these lawsuits adverse to Cordis or ev3/Micro Therapeutics, Inc., and related to the same patent claims Boston Scientific asserts against us, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.
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

     The parties have since exchanged preliminary infringement contentions in which Boston Scientific asserted only claims from the first patent. On June 16, 2006, the parties exchanged preliminary invalidity contentions in which each side disclosed various grounds upon which it will argue the invalidity of the other party’s presently asserted patents. Boston Scientific has stated that it would supplement its preliminary infringement contentions to include claims from the second Boston Scientific patent still under reexamination upon completion of the reexamination, and that these asserted claims would be from the set of claims which has not yet been deemed in condition to be confirmed by the USPTO. The Company and Boston Scientific have negotiated a schedule that would permit discovery and claim construction proceedings to proceed for the second patent while it is still undergoing reexamination and reissue proceedings. The Court has not yet issued an order stating whether it will accept this schedule. Based on our current understanding of the reexamination, we believe that the claims of the second Boston Scientific patent also will be confirmed. The confirmation of asserted claims in one, and potentially both, of Boston Scientific’s asserted patents may negatively impact our chances of mounting a successful invalidity defense against this patent.
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
     We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $8.3 million in fiscal 2006, $6.7 million in fiscal 2005, $2.0 million in fiscal 2004 and $3.0 million in the first quarter of fiscal 2007. At June 30, 2006, we had an accumulated deficit of $52.6 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
     The market for medical devices for treatment of cerebral vascular diseases is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete primarily with the Target Therapeutics division of Boston Scientific Corporation, the market leader, as well as the Cordis division of Johnson & Johnson, ev3/Micro Therapeutics and Terumo/MicroVention. At any time, other companies may develop alternative treatments, products or procedures for the treatment of cerebral aneurysms that compete directly or indirectly with our products. If alternative treatments prove to be superior to our microcoil or other products, continued use or adoption of our products could be negatively affected and our future revenues could suffer.
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
     A substantial portion of our revenues are derived from outside the U.S. For the fiscal years ended March 31, 2004, 2005 and 2006, revenues from customers outside the U.S. represented approximately 50%, 48% and 53% respectively, of our revenues. For the three months ended June 30, 2007, revenues from customers outside the United States represented 53% or our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the three months ended June 30, 2007, approximately 32% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pounds sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.
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
The adoption of Statement of Financial Accounting Standard No. 123R and changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.
     During the first quarter of fiscal 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS No. 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The effective date of this new standard under these new rules for our financial statements was April 1, 2006. Adoption of this statement has had a significant impact on our consolidated financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. The impact of SFAS No. 123R on our consolidated financial statements and related disclosures is, and is expected to continue to be, material to our results of operations. Our actual stock-based compensation expense in fiscal 2007 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant, as well as any changes in variables or underlying assumptions used to determine fair value under our pricing model. In addition, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
     Based on shares outstanding at August 1, 2006, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 37% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In June 2006, a holder exercised 2005 common stock warrants covering 1,666 shares of common stock. As a result of the adjustment of the 2005 common stock warrants in connection with our initial public offering, no cash proceeds were received by the Company in connection with the exercise. We did not sell any other unregistered shares of our common stock during the first quarter of fiscal 2007.
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

  Issuer Purchases of Equity Securities
     We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended June 30, 2006.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits.
     See the Index to Exhibits on Page 46 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006	By:	/s/ John T. Kilcoyne
John T. Kilcoyne
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Robert A. Stern
Robert A. Stern
Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on May 17, 2005 Registration No. 333-123154) (“Amendment No. 3”)

3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 3)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”)

4.2	Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (incorporated by reference to Exhibit 4.2 of Form S-1)

4.3	Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 of Form S-1)

4.4	Form of Common Stock Warrant issued in connection with the Series E Preferred Stock and Warrant Purchase Agreement dated February 21, 2005, among the Registrant and the purchasers of the Registrant’s Series E Preferred Stock (incorporated by reference to Exhibit 4.4 of Form 10-Q filed on February 14, 2006)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002