Form 10-Q
period 2006-09-30
MICRUS ENDOVASCULAR CORP
filed 2006-11-14
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
     As of November 1, 2006, there were 14,654,255 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MICRUS ENDOVASCULAR CORPORATION
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$34,021	$36,104
Short-term investments	998	984
Accounts receivable, net of allowance for doubtful accounts of $278 at September 30, 2006 and $317 at March 31, 2006	8,300	8,267
Inventories, net	5,921	4,479
Prepaid expenses and other current assets	1,209	766

Total current assets	50,449	50,600
Property and equipment, net	2,660	2,488
Goodwill	3,309	3,309
Intangible assets, net	5,072	5,417
Other assets	277	300

Total assets	$61,767	$62,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,314	$2,088
Accrued payroll and other related expenses	3,804	3,147
Accrued liabilities	3,774	4,308

Total current liabilities	8,892	9,543
Other non-current liabilities	1,224	1,255

Total liabilities	10,116	10,798

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding: 14,514,091 shares at September 30, 2006 and 14,190,287 shares at March 31, 2006	145	142
Additional paid-in capital	104,974	101,430
Deferred stock-based compensation	(284)	(397)
Accumulated other comprehensive loss	(455)	(240)
Accumulated deficit	(52,729)	(49,619)

Total stockholders’ equity	51,651	51,316

Total liabilities and stockholders’ equity	$61,767	$62,114

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$14,527	$6,130	$27,210	$13,242
Cost of goods sold	3,894	1,729	7,156	3,848

Gross profit	10,633	4,401	20,054	9,394

Operating expenses:
Research and development	1,502	2,416	4,256	3,238
Sales and marketing	5,410	2,990	11,207	5,718
General and administrative	4,444	2,151	8,893	4,460

Total operating expenses	11,356	7,557	24,356	13,416

Loss from operations	(723)	(3,156)	(4,302)	(4,022)
Interest and investment income	406	383	785	511
Interest expense	—	(3)	—	(9)
Other income (expense), net	129	(55)	333	(549)

Loss before benefit from income taxes	(188)	(2,831)	(3,184)	(4,069)
Benefit from income taxes	37	—	74	—

Net loss	(151)	(2,831)	(3,110)	(4,069)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	—	—	—	(659)

Net loss attributable to common stockholders	$(151)	$(2,831)	$(3,110)	$(4,728)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.01)	$(0.20)	$(0.22)	$(0.56)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,404	14,005	14,315	8,383
The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Consolidated Statement of Cash Flows
(unaudited)
(in thousands)

	Six months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,110)	$(4,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	794	318
Provision for doubtful accounts	(35)	(36)
Loss on disposal of equipment	—	1
Provision for impairment of inventory	136	86
Increase in fair value of 2005 common stock warrants	—	158
Stock-based compensation expense	902	124
Changes in operating assets and liabilities:
Accounts receivable	259	379
Inventories	(1,433)	(390)
Prepaid expenses and other current assets	(427)	(720)
Other assets	28	(116)
Accounts payable	(826)	(1,681)
Accrued payroll and other related expenses	630	310
Accrued liabilities	38	424
Other non-current liabilities	(79)	589

Net cash used in operating activities	(3,123)	(4,623)

Cash flows from investing activities:
Purchase of Neurologic UK Ltd., net of cash acquired	—	(4,703)
Payment to Biotronik AG for developed technology	(732)	—
Acquisition of property and equipment	(511)	(211)

Net cash used in investing activities	(1,243)	(4,914)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,070	33,889
Proceeds from exercise of preferred and common stock warrants	—	1,007
Proceeds from exercise of stock options	292	421
Proceeds from employee stock purchase plan	379	126
Payments of issuance costs for issuance of convertible preferred stock and warrants	—	(238)

Net cash provided by financing activities	2,741	35,205

Effect of exchange rate changes on cash	(458)	295
Net increase (decrease) in cash and cash equivalents	(1,625)	25,668
Cash and cash equivalents at beginning of period	36,104	15,017

Cash and cash equivalents at end of period	$34,021	$40,980

Supplemental schedule of noncash investing and financing activities:
Conversion of preferred stock to common stock	$—	$59,227
Accretion to redemption value of redeemable convertible preferred stock including beneficial conversion feature	$—	$659
Reclassification of 2005 common stock warrants to equity	$—	$3,358
Accrued offering costs for issuance of common stock	$30	$—
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
     On July 19, 2006, Micrus completed a secondary public offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. On July 19, 2006, the underwriters purchased 190,531 shares of common stock from the Company pursuant their over-allotment option. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. The total cash proceeds from the over-allotment were approximately $2.0 million, net of the underwriting discount and offering expenses. Common stock offering expenses of $600,000 were incurred by the Company on behalf of the selling stockholders and were expensed to general and administrative expense in the second quarter of fiscal 2007.
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
     The results of operations for the interim periods ended September 30, 2006 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2007 or any future period.
Note 2 — Summary of Significant Accounting Policies
   Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Micrus Endovascular SA and Micrus Endovascular UK Limited. All significant intercompany balances and transactions have been eliminated in consolidation.
     The Company’s international subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenue, expense, gain and loss accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

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
Comprehensive income (loss)
     The Company’s unrealized gains and losses on its available-for-sale securities and the foreign currency translation represent the only components of comprehensive loss excluded from reported net loss. In the six months ended September 30, 2006 and 2005, the comprehensive income (loss) was ($214,000) and $73,000, respectively.
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

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(151)	$(2,831)	$(3,110)	$(4,069)
Beneficial conversion feature of preferred stock	—	—	—	(383)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(276)

Net loss attributable to common stockholders	$(151)	$(2,831)	$(3,110)	$(4,728)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	14,404	14,005	14,315	8,383

Anti-dilutive securities
     The following outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Shares issuable upon exercise of common stock options	3,036	2,127	3,036	2,127
Shares issuable upon settlement of restricted stock units	10	—	10	—

	3,046	2,127	3,046	2,127

Stock-based compensation
     The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan, which enables employees to purchase the Company’s common stock.
     During the first quarter of fiscal 2007, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 – revised 2004 (“SFAS No. 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures, excluding pre-IPO options for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB No. 25.
     The adoption of SFAS No. 123R had and will have a material impact on our consolidated financial position, results of operations and cash flows. See Note 5 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if stock-based compensation expense had been recorded.
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
     In September 2006, the FASB issued FASB Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). The Company is currently evaluating the impact of SAB 108, but does not expect the adoption of SAB 108 to have a material impact on its consolidated financial position, results of operations or cash flows.
Note 3 — Balance Sheet Components
   Inventories
     Inventories consisted of the following (in thousands):

	September 30	March 31,
	2006	2006
Raw materials	$1,765	$507
Work-in-progress	254	504
Finished goods	1,083	1,294
Consigned inventory	3,504	2,874
Inventory held by Latin American distributors	376	230

Gross inventory	6,982	5,409
Less inventory allowances	(1,061)	(930)

	$5,921	$4,479

     Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The

Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.
   Intangible assets
     Intangible assets consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Identifiable intangible assets-Neurologic acquistion	$3,900	$3,900
Licensed technology-Biotronik	1,565	1,462
Patents	1,100	1,100

	6,565	6,462
Less accumulated amortization	(1,493)	(1,045)

	$5,072	$5,417

     The identifiable intangible assets are being amortized using the straight-line method over the useful lives ranging from five to six years as follows: customer relationships — five years, distribution agreements — five years, non compete agreements — six years. For the three months ended September 30, 2006 and 2005, the amortization expense was $217,000 and $21,000, respectively. For the six months ended September 30, 2006 and 2005, the amortization expense was $345,000 and $21,000, respectively.
     The licensed technology will be amortized using the straight-line method over seven years. The amortization period will begin once the Company starts generating revenue from the stent product associated with this licensed technology which is currently estimated to be during the third quarter of fiscal 2007.
     The patents are being amortized using the straight-line method over seven years. Amortization expense was $27,500 for both the three months ended September 30, 2006 and 2005. Amortization expense was $55,000 for both the six months ended September, 30, 2006 and 2005. Amortization expense through fiscal year 2010 is expected to be $110,000 per year.
     The expected future amortization of the intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization
2007 (remaining 6 months)	$545
2008	1,091
2009	1,091
2010	1,091
2011	643
2012 and beyond	611

Total	$5,072

Accruals
     Accrued payroll and other related expenses consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Accrued bonuses	$1,231	$1,157
Accrued salaries	509	478
Accrued vacation	920	804
Accrued commissions	663	392
Accrued payroll taxes	481	316

	$3,804	$3,147

     Accrued liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Accrued professional fees	$1,095	$709
Raw material inventory receipts not invoiced	513	129
Development costs	405	—
VAT payable	348	78
Accrued travel and entertainment	195	22
Marketing related programs	161	144
Deferred revenue from Japan distribution agreement	150	150
Accrued income tax payable — United Kingdom	103	96
Earn-out payment in connection with Neurologic acquisition	—	1,403
Biotronik milestone payment	—	732
Import handling fee — Japan product shipments	—	282
Other	804	563

	$3,774	$4,308

Other non-current liabilities
Other non-current liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2006	2006
Deferred tax liability	$623	$641
Deferred revenue from Japan distribution agreement	450	525
Other non-current liabilities	151	89

	$1,224	$1,255

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
Note 4 — Commitments and Contingencies
   Lease commitments
     On June 6, 2005, the Company entered into a non-cancelable 7-year lease agreement (the “Lease”) whereby the Company leased approximately 42,000 square feet of building space which is being used as the Company’s headquarters in the United States with both administrative and manufacturing facilities. The Lease commenced in January 2006, with an option for one 5 year extension that may be exercised by the Company.
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

     Future minimum lease payments are as follows (in thousands):

Minimum lease
For Years Ended March 31,	payments
2007 (remaining 6 months)	$331
2008	655
2009	643
2010	615
2011 and beyond	1,494

Total minimum lease payments	$3,738

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
     Boston Scientific is also a party in two other lawsuits against Cordis Corporation and Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against Micrus are also at issue. In October 2004, Cordis requested ex parte reexamination of certain claims in those patents. The Company and Boston Scientific have negotiated a schedule that permits discovery and claim construction proceedings to proceed for the both patents while still undergoing reexamination and reissue proceedings. Discovery is ongoing in the case and a claim construction hearing is scheduled for January 11, 2007.
     The Company is unable at this time to determine the outcome of any such litigation. If the litigation is protracted or results in an unfavorable outcome to the Company, the impact to the financial position, results of operations or cash flows of the Company could be material.
Note 5 — Stock-based Compensation
   Stock options
     The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the option program critical to its operation and productivity. Currently, the Company grants options from the 2005 Equity Incentive Plan (the “2005 Plan”), under which options could be granted to all employees, including executive officers, and outside consultants. In addition, the Company’s stock option program includes 1) shares under the 1996 Stock Option Plan that became available for grant under the 2005 Plan and 2) shares under the 1998 Stock Plan that became available for grant under the 2005 Plan.
   1996 Stock Option Plan
     Upon the effectiveness of the Company’s IPO, 14,633 shares available for grant under the 1996 Stock Option Plan (the “1996 Plan”) became available for grant under the 2005 Plan. There were no options outstanding under the 1996 Plan as of the Company’s IPO.
   1998 Stock Plan
     Upon the effectiveness of the Company’s IPO, 158,167 shares available for grant under the 1998 Stock Option Plan (the “1998 Plan”) became available for grant under the 2005 Plan. All options previously granted under the 1998 Plan will continue to be administered under the 1998 Plan. As of September 30, 2006, options to purchase 1,755,539 shares of common stock were outstanding under the 1998 Plan.
   2005 Equity Incentive Plan
     The 2005 Equity Incentive Plan (the “2005 Plan”) became effective upon the Company’s IPO. The 2005 Plan provides for the issuance of nonstatutory stock options, stock appreciation rights, stock awards and cash awards. The Company initially reserved a total of 2,222,220 shares of its common stock for issuance under the 2005 Plan. In addition, the 2005 Plan provides for an automatic annual increase of the number of shares reserved for issuance thereunder by amount equal to the lesser of (i) 5% of our total number of outstanding shares; (ii) 666,666 shares, or (iii) a number of shares determined by our board of directors. The shares reserved under the 2005 Plan will also be increased as a result of the cancellation of unexercised options under the 1998 Plan. As of September 30, 2006, there were 3,126,988 shares reserved for issuance under the 2005 Plan, of which 1,832,082 were available for grant, 1,280,462 shares were subject to outstanding options and 10,000 shares were subject to outstanding restricted stock units.
   Employee stock purchase plan
     The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s IPO. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.
     The Company initially reserved a total of 222,222 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for annual increases in the total number of shares available for issuance under this plan on April 1 of each year beginning on April 1, 2006, by a number of shares that is equal to the lesser of: (1) 2% of the outstanding shares of the Company’s common stock on the immediately preceding March 31; (2) 222,222 shares; or (3) a lesser number determined by the Company’s board of directors. As of September 30, 2006, there were 444,444 shares reserved for issuance under the Purchase Plan, of which 83,287 shares were issued and outstanding.
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
   Stock-based compensation
     Beginning with the Company’s first quarter of fiscal 2007, the Company adopted the provisions of SFAS No. 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company transitioned to SFAS No. 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The Company’s financial statements as of and for the six months ended September 30, 2006 reflect the impact of SFAS No. 123R. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for the Company’s SFAS No. 123 pro forma disclosures, excluding pre-IPO options, for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB No. 25.
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
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option pricing model is affected by the Company’s stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
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

     The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average assumptions:

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Employee Stock Option Plans
Expected term (in years)	6.0	4.0	6.0	4.0
Volatility	46%	44%	46%	44%
Risk-free interest rate	4.75%	4.13%	4.94%	4.01%
Dividend yield	0%	0%	0%	0%
Weighted average fair value at date of grant	$6.88	$4.01	$6.85	$3.99

Employee Stock Purchase Plan
Expected term (in years)	0.5		0.5
Volatility	39.11%		39.11%
Risk-free interest rate	5.03%		5.03%
Dividend yield	0%		0%
Weighted average fair value at date of grant	$3.74		$3.74
Stock-based compensation expense included in the consolidated statement of operations is as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of goods sold	$54	$6	$81	$13
Research and development	37	(1)	80	9
Sales and marketing	172	3	388	20
General and administrative	199	51	353	82

Total	$462	$59	$902	$124

     As of September 30, 2006, there was approximately $5.7 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period of 3.0 years.
The table below summarizes the effect of recording share-based compensation expense under SFAS No. 123R for the three and six months ended September 30, 2006 which is allocated as follows:

	Three months	Six months
	ended	ended
	Sept 30, 2006	Sept 30, 2006
Cost of goods sold	$48	$68
Research and development	36	62
Sales and marketing	137	263
General and administrative	153	262

Total	$374	$655

     Additionally, approximately $47,000 in stock-based compensation expense related to SFAS No. 123R has been capitalized in inventory as of September 30, 2006. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for all of its deferred tax assets.
     Stock-based compensation expense recognized for the three months ended September 30, 2006 and 2005 related to the amortization of deferred stock-based compensation was $82,000 and $57,000, respectively. For the six months ended September 30, 2006 and 2005, the amortization of deferred stock based compensation expense was $139,000 and $115,000, respectively.
     Additionally, the expected future amortization of deferred compensation is as follows (in thousands):

Fiscal Year 2007 (remaining 6 months)	$117
Fiscal Year 2008	167

$284

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

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected lives (in years)	5.0	6.0	5.0	6.0
Volatility	43%	49%	43%	49%
Risk-free interest rate	4.64%	4.34%	4.90%	4.34%
Dividend yield	0.0%	0.0%	0.0%	0.0%
     Stock-based compensation recognized for the three months ended September 30, 2006 and 2005 related to non-employee options was $7,000, and $2,000, respectively. For the six months ended September 30, 2006 and 2005, the stock-based compensation expense was $108,000 and $9,000, respectively. The non-employee stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates.
   Periods prior to the adoption of SFAS No. 123R
     SFAS No. 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS No. 123.
     The following table sets forth the pro forma amounts regarding the effect on net loss and net loss per share for the three and six months ended September 30, 2005 that would have resulted if the Company had accounted for its employee stock plans under the fair value provisions of SFAS No. 123:

	Three months	Six months
	ended	ended
	Sept 30, 2005	Sept 30, 2005
Net loss attributable to common stockholders (as reported)	$(2,831)	$(4,728)
Add: Stock-based employee compensation expense included in reported net loss	57	115
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(67)	(78)

Adjusted net loss attributable to common stockholders	$(2,841)	$(4,691)

Net loss per common share attributable to common stockholders, basic and diluted:
As reported	$(0.20)	$(0.56)
Adjusted	$(0.21)	$(0.58)
General stock option information
     The following table sets forth the summary of option and restricted stock unit activity for the six months ended September 30, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at March 31, 2006	2,804	$7.24
Options granted	489	$13.56
Restricted stock units issued	10	$12.06
Options exercised	(75)	$4.43
Options forfeited	(172)	$8.40
Options expired	(10)	$11.19

Options outstanding at September 30, 2006	3,046	$7.56	8.1	$15,742

Options exercisable at September 30, 2006	1,307	$4.94	6.8	$10,527

The weighted average per share fair value of options granted during the six months ended September 30, 2006 was $6.85 per share. The total intrinsic value of options exercised during the three and six months ended September 30, 2006 was $0.3 million and $0.7 million, respectively. The intrinsic value as of September 30, 2006 is calculated as the difference between the market value as of September 30, 2006 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the share. The market value of a share of the Company’s common stock as of September 30, 2006 was $12.97 per share as reported by the Nasdaq National Stock Market.
     The cash proceeds from the exercise of stock options were $195,000 and $292,000 in the three and six months ended September 30, 2006, respectively.

     The following table sets forth the summary of the Company’s nonvested shares activity for the six months ended September 30, 2006:

Shares
Nonvested at March 31, 2006	1,646
Options granted	489
Restricted stock units awarded	10
Options vested	(224)
Options forfeited and expired	(183)

Nonvested at September 30, 2006	1,738

     Information regarding stock option awards outstanding at September 30, 2006 is summarized below:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual life	exercise	Number	exercise
exercise prices	outstanding	(years)	price	exercisable	price
$0.68-$1.01	469	4.8	$0.78	457	$0.78
$1.13-$1.15	154	6.3	$1.14	119	$1.14
$5.63	826	8.2	$5.63	456	$5.63
$6.51-$8.89	452	9.2	$8.59	3	$9.10
$9.01-$11.20	441	9.3	$10.48	72	$10.41
$12.03-$13.39	434	8.5	$12.98	201	$13.05
$13.58-$14.62	260	9.7	$14.03	—	$—

$0.68-$14.62	3,036	8.1	$7.56	1,308	$4.94

Note 6 — Redeemable Convertible Preferred Stock
     The Company’s Certificate of Incorporation, as amended, authorized the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of September 30, 2006, there are no shares of preferred stock issued or outstanding.
Note 7 — Common Stock
     The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of September 30, 2006.
2005 Common Stock Warrants
     In conjunction with the Series E preferred stock financing in February and March of 2005, the Company issued warrants to purchase common stock of the Company (the “2005 common stock warrants”). The 2005 common stock warrants were not initially exercisable, but were to become exercisable for an aggregate of 671,614 shares of common stock at $9.00 per share if the Company had not closed the IPO prior to December 31, 2005, or for an adjusted number of shares (calculated based on the IPO price) with an exercise price of $0.000225 if the IPO closed prior to December 31, 2005 at a price less than $13.50 per share. Based on the closing of the IPO at a price of $11.00 per share in June 2005, the 2005 common stock warrants became exercisable for an aggregate of 305,272 shares of common stock at an exercise price of $0.000225 per share.
     As of September 30, 2006, all of these warrants have been exercised. Warrants covering an aggregate of 281,013 shares of common stock were exercised without cash. In most cases the aggregate purchase price was offset by the value of fractional shares payable upon exercise of such warrants; however an aggregate of 2 shares were withheld in payment of the aggregate exercise price of one warrant resulting in a net issue of 281,011 shares. Warrants covering an additional 24,259 shares of common stock were exercised for cash. There were no warrants to purchase common stock outstanding at September 30, 2006.
Note 8 — Segments
     The Company’s significant operations outside the United States include two sales subsidiaries in Europe (located in Switzerland and the United Kingdom). Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$6,976	$2,945	$12,919	$6,342
Japan	2,840	—	5,059	$—
United Kingdom	1,411	167	2,956	$1,318
Rest of the world	3,300	3,018	6,276	$5,582

Total revenues	$14,527	$6,130	$27,210	$13,242

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

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Americas	$7,513	$3,478	$14,097	$7,377
Europe	3,963	2,469	7,692	5,545
Asia Pacific	3,051	183	5,421	320

Total	$14,527	$6,130	$27,210	$13,242

Gross Profit:
Americas	$6,129	$2,827	$11,615	$5,759
Europe	2,519	1,490	4,996	3,490
Asia Pacific	1,985	84	3,443	145

Total	$10,633	$4,401	$20,054	$9,394

     The gross profit amounts by geographic segments for the three and six months ended September 30, 2005 has been revised to correct a misallocation between the Americas and Europe as follows (in thousands):

	Three months ended		Six months ended
	September 30, 2005		September 30, 2005
		As previously		As previously
	As revised	reported	As revised	reported
Gross Profit:
Americas	$2,827	$3,350	$5,759	$6,913
Europe	1,490	1,051	3,490	2,481
Asia Pacific	84	—	145	—

Total	$4,401	$4,401	$9,394	$9,394

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
Overview
     We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. We also are developing products for the treatment of ischemic disease and have recently launched our first product in this market. Our products are used by interventional neuroradiologists and neurosurgeons to treat cerebral aneurysms responsible for hemorrhagic stroke. Both hemorrhagic and ischemic stroke are significant causes of death worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils are unique in that they automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessory devices and products including microcatheters and guidewires used to deliver microcoils and stents for the treatment of cerebral vascular disease. We plan on growing our business by continuing to penetrate our existing markets, bringing new products and technologies to interventional neuroradiologists and neurosurgeons, and by entering new markets such as Asia where we introduced our products in Japan through a distributor. We commenced selling our products in Japan in March 2006.
     Our revenues are derived primarily from sales of our microcoils. We also sell access devices, which currently do not account for a significant portion of our revenues. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, and remain on site, free of charge until used.
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
     We also intend to continue to expand our direct sales force in the United States and Europe as necessary and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. We recorded product sales of $2.2 million to Goodman in March 2006 and $5.1 million in the first six months of fiscal 2007.
     We currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash.
     We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $32.8 million in fiscal 2006. Our revenues were $27.2 million in the first six months of fiscal 2007.
     Since inception, we have been unprofitable. We have incurred net losses of $2.0 million in fiscal 2004, $6.7 million in fiscal 2005, $8.3 million in fiscal 2006 and $3.1 million in the first six months of fiscal 2007. As of September 30, 2006, we had cash and marketable securities of $35.0 million. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We expect to incur net losses for the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of September 30, 2006, we had an accumulated deficit of $52.7 million.
Stock-based Compensation
     During the first quarter of fiscal 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (FASB”) Statement of Financial Accounting Standards No. 123 – revised 2004 (“SFAS No. 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures, excluding pre-IPO options, for which the fair value was determined using the minimum value method. For these grants any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB No. 25.
     We recognized stock-based compensation expense under SFAS No. 123R for employee stock options and employee stock purchase plan shares of $316,000 and $58,000 in the second quarter of fiscal 2007, respectively. We recognized stock-based compensation expense under SFAS No. 123R for employee stock options and employee stock purchase plan shares of $554,000 and $101,000 in the first six months of fiscal 2007, respectively. An additional $47,000 in stock-based compensation expense related to SFAS No. 123R has been capitalized in inventory as of September 30, 2006.
     We recognized stock-based compensation expense related to the amortization of deferred stock-based compensation of $82,000 and $57,000 in the second quarter of fiscal 2007 and 2006, respectively. We recognized stock-based compensation expense related to the amortization of deferred stock-based compensation of $139,000 and $115,000 in the first six months of fiscal 2007 and 2006, respectively.
     In addition, stock options issued to non-employees, generally for consulting services related to patient studies or marketing analysis, have been recorded at their fair value on the date of vesting and recognized over the respective service or vesting period. In connection with stock options issued to non-employees, we recognized stock-based compensation of $7,000 and $2,000 in the second quarter of fiscal 2007 and 2006, respectively. In connection with stock options issued to non-employees, we recognized stock-based compensation of $108,000 and $9,000 in the first six months of fiscal 2007 and 2006, respectively.

     Stock-based compensation expense included in the consolidated statement of operations is as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of goods sold	$54	$6	$81	$13
Research and development	37	(1)	80	9
Sales and marketing	172	3	388	20
General and administrative	199	51	353	82

Total	$462	$59	$902	$124

     As of September 30, 2006, there was approximately $5.7 million of stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period of 3.0 years.
     Additionally, the expected future amortization of deferred compensation is as follows (in thousands):

Fiscal Year 2007 (remaining 6 months)	$117
Fiscal Year 2008	167

$284

     The stock-based compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services.
Recent Developments
     On July 19, 2006 we completed a secondary public offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. On July 19, 2006, the underwriters purchased 190,531 shares of common stock from the Company pursuant their over-allotment option. We did not receive any proceeds from the sale of common stock by the selling stockholders. The total cash proceeds from the over-allotment were approximately $2.0 million, net of the underwriting discount and offering expenses. Common stock offering expenses of $0.6 million were incurred by us on behalf of the selling stockholders and were expensed to general and administrative expense in the second quarter of fiscal 2007.

Results of Operations
     The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and six months ended September 30, 2006 and 2005:

	Three months ended		Six months ended
	September 30,		September 30,
	2006	2005	2006	2005
	%	%	%	%
Consolidated Statement of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	27%	28%	26%	29%

Gross profit	73%	72%	74%	71%

Operating expenses:
Research and development	10%	39%	16%	24%
Sales and marketing	37%	49%	41%	43%
General and administrative	31%	35%	33%	34%

Total operating expenses	78%	123%	90%	101%

Loss from operations	(5%)	(51%)	(16%)	(30%)
Interest and investment income	3%	6%	3%	4%
Interest expense	0%	0%	0%	0%
Other income, net	1%	(1%)	1%	(4%)

Net loss before benefit from income taxes	(1%)	(46%)	(12%)	(30%)
Benefit from income taxes	0%	0%	0%	0%

Net loss	(1%)	(46%)	(12%)	(30%)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	0%	0%	0%	(5%)

Net loss attributable to common stockholders	(1%)	(46%)	(12%)	(35%)

Three Months Ended September 30, 2006 and 2005
Revenues

	Three months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Americas	$7,513	$3,478	$4,035	116%
Europe	3,963	2,469	1,494	61%
Asia Pacific	3,051	183	2,868	1567%

Total Revenues	$14,527	$6,130	$8,397	137%

     Our revenues are derived primarily from sales of our microcoils and to a lesser extent sales of accessory devices used in the treatment of cerebral vascular diseases. The increase in total revenues in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate and the introduction of new products. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte product sales in the second quarter of fiscal 2007. The increase in revenues from Asia Pacific in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was due to product sales of $2.8 million during the quarter to our distributor in Japan. In February 2006, we received regulatory clearance to sell our products in Japan through our distributor, and the sale of our products in Japan commenced in March 2006.

Gross Profit

	Three months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Cost of goods sold	$3,894	$1,729	$2,165	125%
Gross profit	10,633	4,401	6,232	142%
     Cost of goods sold consists primarily of materials, direct labor, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. The increase in cost of goods sold during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 was primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production, partially offset by increased manufacturing efficiencies.
     Gross margin was 73% in the second quarter of fiscal 2007 and 72% in the second quarter of fiscal 2006. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by higher levels of distributor sales of lower margin products primarily due to our entry into the Japanese market in the fourth quarter of fiscal 2006. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.
Operating Expenses

	Three months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Research and development	$1,502	$2,416	$(914)	-38%
     Research and development expenses consist primarily of costs associated with the design, development, and testing of products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses decreased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to the purchase of intellectual property (“IP”) from Vascular FX of $1.5 million in the second quarter of fiscal 2006. This decrease was offset by an increase of $243,000 related to increased headcount and an increase of $309,000 in outside services related to new product development. As a percentage of revenues, research and development expenses were 10% in the second quarter of fiscal 2007 and 39% in the second quarter of fiscal 2006. The decrease was due to a faster growth rate of revenue compared to the growth rate of research and development expenses. We expect our research and development expenses to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product improvements, and expand our existing product line.

	Three months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Sales and marketing	$5,410	$2,990	$2,420	81%
     Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to an increase of $0.8 million associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commission costs of $0.7 million associated with increased sales in the United States and Europe, an increase of $230,000 related to consulting expenses incurred primarily due to outsourced product marketing functions, an increase of $183,000 related to tradeshows, an increase of $169,000 in stock-based compensation expense due primarily to the impact of the adoption of SFAS No. 123R, an increase of $123,000 related to graphic design, promotional and printing costs, as well as higher travel expenses of $121,000. As a percentage of revenues, sales and marketing expenses decreased to 37% in the second quarter of fiscal 2007 from 49% in the second quarter of fiscal 2006. The decrease was due to a faster growth rate of revenue compared to the growth rate of sales and marketing expenses. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.

	Three months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
General and administrative	$4,444	$2,151	$2,293	107%
     General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit and information technology consulting. General and administrative expenses increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to common stock offering expenses of $0.6 million incurred on behalf of the selling stockholders in connection with our secondary offering, an increase of $538,000 in legal fees incurred primarily in connection with the patent litigation with Boston Scientific, an increase of $486,000 related to higher finance and administrative personnel costs due to increased headcount, an increase of $185,000 in consulting fees due to compliance with Sarbanes-Oxley regulations, an increase of $176,000 related to the amortization of identifiable intangible assets in connection with the purchase of Neurologic, and an increase of $147,000 in stock-based compensation expense due primarily to the impact of the adoption of SFAS No. 123R. As a percentage of revenues, general and administrative expenses were 31% in the second quarter of fiscal 2007 and 35% in the second quarter of fiscal 2006. This decrease was due to a faster growth rate of revenue compared to the growth rate of general and administrative expenses. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.
Other Income, Net

	Three months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Interest and investment income	$406	$383	$23	6%
Interest expense	—	(3)	3	-100%
Other income (expense), net	129	(55)	184	-335%

Total other income (expense), net	$535	$325	$210	65%

     Other income, net consists primarily of investment income, interest expense, and foreign currency gains and losses. Total other income, net increased in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables.
Income Taxes
     We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income taxes. In the second quarter of fiscal 2007, we recorded a noncurrent tax benefit of approximately $37,000 for the tax effect of the current quarter amortization related to the intangible assets acquired in the Neurologic transaction which are not deductible. As of March 31, 2006, we had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $30.8 million, $16.5 million and $2.1 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2007 and the foreign NOLs will expire beginning in 2009. We also have federal and state tax research and development credit carryforwards of approximately $0.9 million and $0.8 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards do not expire. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have established a valuation allowance at September 30, 2006 to fully offset the deferred tax assets.

Six Months Ended September 30, 2006 and 2005
Revenues

	Six months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Americas	$14,097	$7,379	$6,718	91%
Europe	7,692	5,543	2,149	39%
Asia Pacific	5,421	320	5,101	1594%

Total Revenues	$27,210	$13,242	$13,968	105%

     The increase in total revenues during the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate and the introduction of new products. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte product sales in the first six months of fiscal 2007. The increase in revenues from Asia Pacific during the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was due to product sales of $5.1 million during the first six months of fiscal 2007 to our distributor in Japan. In February 2006, we received regulatory clearance to sell our products in Japan through our distributor, and the sale of our products in Japan commenced in March 2006.
Gross Profit

	Six months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Cost of goods sold	$7,156	$3,848	$3,308	86%
Gross profit	20,054	9,394	10,660	113%
     The increase in cost of goods sold during the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 was primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production, partially offset by increased manufacturing efficiencies.
     Gross margin was 74% in the first six months of fiscal 2007 and 71% in the first six months of fiscal 2006. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by higher levels of distributor sales of lower margin products primarily due to our entry into the Japanese market in the fourth quarter of fiscal 2006. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.
Operating Expenses

	Six months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Research and development	$4,256	$3,238	$1,018	31%
     Research and development expenses increased in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 due to an increase of $0.6 million related to outside services associated with new product development, and an increase of $411,000 related to increased headcount. As a percentage of revenues, research and development expenses were 16% in the first six months of fiscal 2007 and 24% in the first six months of fiscal 2006. The decrease was due to a faster growth rate of revenue compared to the growth rate of research and development expenses. We expect our research and development expenses to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product improvements, and expand our existing product line.

	Six months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Sales and marketing	$11,207	$5,718	$5,489	96%
     Sales and marketing expenses increased in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 due to an increase $1.8 million associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commissions costs of $1.4 million associated with increased sales, higher travel expenses of $439,000, an increase of $405,000 related to consulting expenses incurred primarily due to outsourced product marketing functions, an increase of $368,000 in stock-based compensation expense due primarily to the impact of the adoption of SFAS No. 123R, and an increase of $354,000 related to graphic design, promotional and printing costs. As a percentage of revenues, sales and marketing expenses were 41% in the first six months of fiscal 2007 and 43% in the first six months of fiscal 2006. The decrease was due to a faster growth rate of revenue compared to the growth rate of sales and marketing expenses. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.

	Six months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
General and administrative	$8,893	$4,460	$4,433	99%
     General and administrative expenses increased in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 due to an increase of $1.3 million in legal fees incurred primarily in connection with the patent litigation with Boston Scientific, an increase of $0.9 million related to higher finance and administrative personnel costs due to increased headcount, common stock offering expenses of $0.6 million we incurred on behalf of the selling stockholders in connection with our secondary offering, an increase of $367,000 related to the amortization of identifiable intangible assets in connection with the purchase of Neurologic, an increase of $296,000 in consulting fees due to compliance with Sarbanes-Oxley regulations, an increase of $271,000 in stock-based compensation expense due primarily to the impact of the adoption of SFAS No. 123R, an increase of $251,000 in outside services primarily related to compensation analysis and benchmarking, printer costs associated with our SEC filings, and regulatory technical file submissions associated with our microcoils and microcatheters, and an increase in audit fees of $167,000 related primarily to the year end audit and the adoption of SFAS No. 123R partially offset by a decrease of $171,000 related to management bonuses in connection with our IPO incurred in the first quarter of fiscal 2006. As a percentage of revenues, general and administrative expenses were 33% in the first six months of fiscal 2007 and 34% in the first six months of fiscal 2006. The decrease was due to a faster growth rate of revenue compared to the growth rate of general and administrative expenses. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.
Other Income, Net

	Six months ended
	September 30,		Change
(Dollars in thousands)	2006	2005	$	%
Interest and investment income	$785	$511	$274	54%
Interest expense	—	(9)	9	-100%
Other income (expense), net	333	(549)	882	-161%

Total other income (expense), net	$1,118	$(47)	$1,165	-2479%

     Total other income, net increased in the first six months of fiscal 2007 compared to the same period in fiscal 2006 primarily due to foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, and an increase in interest and investment income as a result of higher interest rates and higher average cash and investment balances due primarily from proceeds from our IPO and secondary offering. During the first quarter of fiscal 2006, a non-operating charge of $158,000 was recorded upon the completion of the IPO for the change in fair value of the 2005 common stock warrants.
Income Taxes
     We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income taxes. In the first six months of fiscal 2007, we recorded a noncurrent tax benefit of approximately $74,000 for the tax effect of the current quarter amortization related to the intangible assets acquired in the Neurologic transaction which are not deductible. As of March 31, 2006, we had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $30.8 million, $16.5 million and $2.1 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2007 and the foreign NOLs will expire beginning in 2009. We also have federal and state tax research and development credit carryforwards of approximately $0.9 million and $0.8 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards do not expire. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have established a valuation allowance at September 30, 2006 to fully offset the deferred tax assets.
Accretion of Redeemable Convertible Preferred Stock to Redemption Value
     Our convertible preferred stock that was outstanding prior to the closing of our initial public offering in June 2005 was redeemable at the request of the holder on or after the sixth anniversary of the original issuance date based upon certain circumstances. This right expired upon the automatic conversion of all of our preferred stock into common stock upon the closing of the IPO. Prior to the closing of the IPO, we were accreting the carrying value of the preferred stock to the mandatory redemption amount on the sixth anniversary using the effective interest method through periodic charges to additional paid-in capital. We recorded a non-cash charge of $276,000 for the accretion on our redeemable convertible preferred stock in the first six months of fiscal 2006.
Beneficial Conversion Feature
     The difference between the proceeds allocated to the Series E preferred stock and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the Series E preferred stock which was recorded as a reduction to the Series E preferred stock and an increase to additional paid-in-capital. The total beneficial conversion feature was $383,000 which, prior to the completion of the IPO, was being amortized as a reduction of net income available to common stockholders over the period of redemption of the Series E preferred stock. Upon completion of the IPO, we recorded a non-cash charge of $383,000 for the beneficial conversion feature on our Series E preferred stock in the first six months of fiscal 2006.
Liquidity and Capital Resources

	Six months ended
	September 30,
	2006	2005
Cash flow activities:
Net cash used in operating activities	$(3,123)	$(4,623)
Net cash used in investing activities	$(1,243)	$(4,914)
Net cash provided by financing activities	$2,741	$35,205
     Since our inception, we have funded our operations primarily through issuances of stock and related warrants. From November

1996 to March 2005, issuances of convertible preferred stock and related warrants provided us with aggregate proceeds of $59.9 million, net of issuance costs. On June 21, 2005, we completed an IPO in which we sold 3,250,000 shares of our common stock at $11.00 per share for net cash proceeds to us of approximately $33.2 million, net of underwriting discounts and commissions. On July 6, 2005, we sold an additional 250,000 shares of common stock at $11.00 per share pursuant to the over-allotment option granted to the underwriters. Together with the over-allotment shares sold by us, cash proceeds to us in the offering were approximately $33.0 million, net of underwriting discounts and offering expenses. On July 19, 2006 we completed a secondary public offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. On July 19, 2006, the underwriters purchased 190,531 shares of common stock from us pursuant their over-allotment option. We did not receive any proceeds from the sale of common stock by the selling stockholders. The total cash proceeds from the over-allotment were approximately $2.0 million, net of the underwriting discount and offering expenses. Common stock offering expenses of $0.6 million were incurred by us on behalf of the selling stockholders and were expensed to general and administrative expense in the second quarter of fiscal 2007.
     As of September 30, 2006, we had cash and marketable securities of $35.0 million, compared to $37.1 million at March 31, 2006. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
     Net cash used in operating activities was $3.1 million during the first six months of fiscal 2007, compared to $4.6 million during the first six months of fiscal 2006. Net cash used in operating activities during the first six months of fiscal 2007 resulted primarily from operating losses, an increase in inventory primarily due to an increase in the number of consignment locations, an increase in prepaid expenses and other current assets primarily related to the payment of directors and officers insurance premiums, and a decrease in accounts payable due to timing of payments made to our vendors. These factors were partially offset by an increase in payroll and related expenses attributable to increased headcount and the timing of payroll payments, a decrease in accounts receivable due to collection efforts which resulted in lower days sales outstanding, and noncash items such as stock-based compensation expense primarily due to the adoption of SFAS No. 123R, depreciation and amortization, and provision for impairment of inventory. Net cash used in operating activities during the first six months of fiscal 2006 resulted primarily from operating losses, and increases in prepaid expenses and other assets primarily related to the payment of directors and officers insurance premiums, a decrease in accounts payable primarily related to (i) payment of the monetary penalty to the Department of Justice; (ii) payments of audit fees in connection with the Company’s preparation for the IPO; (iii) payments of legal costs related to FCPA compliance and patent litigation matters; and (iv) payments of international tax restructuring and planning fees, partially offset by an increase in other accrued liabilities primarily related to the upfront payment in connection with the Japan distribution agreement, and noncash items such as depreciation and amortization, charges related to certain stock warrants and stock-based compensation.
     Net cash used in investing activities was $1.2 million during the first six of fiscal 2007, compared to $4.9 million during the first six months of fiscal 2006. Net cash used in investing activities during the first six months of fiscal 2007 was primarily related to the milestone payment to Biotronik which has been capitalized as licensed technology and the purchase of capital equipment. Net cash used in investing during the first six months of fiscal 2006 was primarily related to the purchase of Neurologic and to a lesser extent, the purchase of capital equipment.
     Net cash provided by financing activities was $2.7 million during the first six months of fiscal 2007, compared to $35.2 million during the first six months of fiscal 2006. Net cash provided by financing activities during the first six months of fiscal 2007 consisted of net proceeds of $2.1 million from the exercise of the over-allotment option by the underwriters in connection with our secondary offering, and proceeds of $0.7 million from the exercise of stock options and employee stock purchase plan. Net cash provided by financing activities was $35.2 million during the first six months of fiscal 2006, primarily consisting of net proceeds of $33.2 million from the sale of common stock in our IPO, partially offset by the expenditure of $1.9 million incurred in preparation for the IPO, net proceeds of $2.6 million from the over-allotment option exercise by the underwriters, proceeds of $1.0 million from the exercise of preferred and common stock warrants, and proceeds from the exercise of stock options and employee stock purchase plan, partially offset by payments related to issuance costs for issuance of convertible preferred stock and related warrants.
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

Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
      In September 2006, the FASB issued FASB Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS no. 157 to have a material impact on our consolidated financial position, results of operations or cash flows.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (“SAB 108”), which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). We are currently evaluating the impact of SAB 108, but do not expect the adoption of SAB 108 to have a material impact on our consolidated financial position, results of operations or cash flows.
Contractual Obligations
     We have obligations under non-cancelable operating leases with various expiration dates through 2012 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.
     As of September 30, 2006, our contractual commitments were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
	Total	1 year	years	years	5 years
Contractual obligations:
Non-cancelable operating lease obligations	$3,738	$658	$1,877	$1,037	$166
Purchase commitments	2,863	2,863	—	—	—

Total	$6,601	$3,521	$1,877	$1,037	$166

We are required to pay future earn-out amounts associated with the purchase of Neurologic. The future earn-out payments will be one-third of Neurologic’s product sales during specified periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $162,000 related to our loan with Micrus SA and a $241,000 decrease in our comprehensive loss from our investment in Micrus SA. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $227,000 decrease in our comprehensive loss from our investment in Micrus UK. A hypothetical 10% decline in the value of the Euro versus the Swiss franc would cause us to recognize a loss of $353,000 based on our foreign denominated receivables as of

September 30, 2006. In fiscal 2006, approximately 30% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.
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
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
FCPA Investigation
See the risk factor regarding international operations on page 35 below for a discussion of the FCPA investigation we carried out in 2004 and our resulting agreement with the Department of Justice.
Since the date of our last report on Form 10-Q, we have been notified by the Swiss government that they do not intend to bring any action or impose any charges on the Company.
Patent Litigation
See the risk factor regarding patent litigation below on page 31 for a detailed discussion of our patent litigation with Boston Scientific Corporation.
Discovery is ongoing in the patent litigation with Boston Scientific Corporation, and a claim construction hearing is scheduled for January 11, 2007.
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
     The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. In the first six months ended September 30, 2006, a substantial portion of our product sales were to approximately 65 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:
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
     We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $8.3 million in fiscal 2006, $6.7 million in fiscal 2005, $2.0 million in fiscal 2004 and $3.0 million in the first quarter of fiscal 2007. At September 30, 2006, we had an accumulated deficit of $52.7 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
     Our quarterly operating and financial results are difficult to predict and may fluctuate significantly from period to period. The level of our revenues, gross margins and results of operations at any given time will be based primarily on the following factors:
•	neurointerventionalist and patient acceptance of our products;

•	changes in the number of embolic coiling procedures performed to treat cerebral aneurysms;

•	the seasonality of our product sales;

•	the mix of our products sold;

•	stocking patterns for distributors;

•	the development of new procedures to treat cerebral aneurysms;

•	results of clinical research and trials on our existing products and products in development;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products;

•	timing of new product offerings, acquisitions, licenses or other significant events involving us or our competitors;

•	increases in the costs of manufacturing and selling our products;

•	the amount and timing of our operating expenses;

•	litigation expenses;

•	fluctuations in foreign currency exchange rates;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	changes in our ability to obtain and maintain FDA approval or clearance for our products;

•	inventory adjustments we may have to make in any quarter;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain and expand our sales force and operational personnel;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components; and

•	amount and timing of capital expenditures and other costs relating to any potential expansion of our operations.
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
     The payments we made to physicians in France, Germany, Spain and Turkey also may have likely violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where our Swiss subsidiary is located. We are not able to determine at this time what penalties or other sanctions, if any, authorities in France, Germany, Spain, or Turkey may impose on us as a result of such violations. The Company has been notified by the Swiss Federal Prosecutor that it does not intend to bring any action or impose any penalties on the Company.
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
     A substantial portion of our revenues are derived from outside the U.S. For the fiscal years ended March 31, 2004, 2005 and 2006, revenues from customers outside the U.S. represented approximately 50%, 48% and 53% respectively, of our revenues. For the first six months ended September 30, 2006, revenues from customers outside the United States represented 53% or our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first six months ended September 30, 2006, approximately 30% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pounds sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.
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
     During the first quarter of fiscal 2007, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123-revised 2004 (“SFAS No. 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The effective date of this new standard under these new rules for our financial statements was April 1, 2006. Adoption of this statement has had a significant impact on our consolidated financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. The impact of SFAS No. 123R on our consolidated financial statements and related disclosures is, and is expected to continue to be, material to our results of operations. Our actual stock-based compensation expense in fiscal 2007 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant, as well as any changes in variables or underlying assumptions used to determine fair value under our pricing model. In addition, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
     Based on shares outstanding at November 1, 2006, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 37% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the second quarter of fiscal 2007, holders exercised 2005 common stock warrants covering 13,810 shares of common stock. As a result of the adjustment of the 2005 common stock warrants in connection with our initial public offering, no cash proceeds were received by the Company in connection with the exercise. We did not sell any other unregistered shares of our common stock during the second quarter of fiscal 2007. As of September 30, 2006, there are no unexercised common stock warrants outstanding.
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
Issuer Purchases of Equity Securities
     We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended September 30, 2006.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.
     See the Index to Exhibits on Page 48 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2006	By:	/s/ John T. Kilcoyne
John T. Kilcoyne
President and Chief Executive Officer

Date: November 13, 2006	By:	/s/ Robert A. Stern
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