Form 10-Q
period 2006-12-31
MICRUS ENDOVASCULAR CORP
filed 2007-02-14
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 1, 2007, there were 15,003,607 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$33,580	$36,104
Short-term investments	—	984
Accounts receivable, net of allowance for doubtful accounts of $307 at December 31, 2006 and $317 at March 31, 2006	9,003	8,267
Inventories, net	7,516	4,479
Prepaid expenses and other current assets	1,190	766

Total current assets	51,289	50,600
Property and equipment, net	4,561	2,488
Goodwill	3,320	3,309
Intangible assets, net	9,882	5,417
Other assets	282	300

Total assets	$69,334	$62,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,697	$2,088
Accrued payroll and other related expenses	4,373	3,147
Accrued liabilities	4,899	4,308

Total current liabilities	10,969	9,543
Other non-current liabilities	3,031	1,255

Total liabilities	14,000	10,798

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding:14,993,951 shares at December 31, 2006 and 14,190,287 shares at March 31, 2006	150	142
Additional paid-in capital	109,692	101,430
Deferred stock-based compensation	(222)	(397)
Accumulated other comprehensive loss	(555)	(240)
Accumulated deficit	(53,731)	(49,619)

Total stockholders’ equity	55,334	51,316

Total liabilities and stockholders’ equity	$69,334	$62,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$15,544	$8,092	$42,754	$21,334
Cost of goods sold	4,192	2,416	11,348	6,264

Gross profit	11,352	5,676	31,406	15,070

Operating expenses:
Research and development	1,769	834	6,025	4,072
Sales and marketing	5,992	4,049	17,199	9,767
General and administrative	5,273	2,638	14,166	7,098

Total operating expenses	13,034	7,521	37,390	20,937

Loss from operations	(1,682)	(1,845)	(5,984)	(5,867)
Interest and investment income	426	389	1,211	900
Interest expense	(5)	(2)	(5)	(11)
Other income (expense), net	221	(132)	554	(681)

Loss before income taxes	(1,040)	(1,590)	(4,224)	(5,659)
Income tax provision (benefit)	(38)	62	(112)	62

Net loss	(1,002)	(1,652)	(4,112)	(5,721)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	—	—	—	(659)

Net loss attributable to common stockholders	$(1,002)	$(1,652)	$(4,112)	$(6,380)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.07)	$(0.12)	$(0.28)	$(0.62)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,766	14,139	14,466	10,282
The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statement of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,112)	$(5,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,364	657
Provision for doubtful accounts	(12)	1
Loss on disposal of equipment	—	1
Provision for impairment of inventory	191	164
Increase in fair value of 2005 common stock warrants	—	158
Realized (gain) loss on investments	(4)	5
Stock-based compensation expense	1,629	180
Changes in operating assets and liabilities net of effect of acquisitions:
Accounts receivable	(298)	(605)
Inventories	(2,232)	(149)
Prepaid expenses and other current assets	(391)	(564)
Other assets	27	(114)
Accounts payable	(399)	(1,378)
Accrued payroll and other related expenses	1,179	808
Accrued liabilities	1,127	873
Other non-current liabilties	(139)	512

Net cash used in operating activities	(2,070)	(5,172)

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	1,000	—
Purchase of VasCon, LLC, net of cash acquired	(2,736)	—
Purchase of Neurologic UK Ltd., net of cash acquired	(11)	(5,139)
Payment to Biotronik AG for developed technology	(835)	—
Acquisition of property and equipment	(967)	(1,458)

Net cash used in investing activities	(3,549)	(6,597)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,043	33,871
Proceeds from exercise of preferred and common stock warrants	—	1,007
Proceeds from exercise of stock options	1,367	434
Proceeds from employee stock purchase plan	379	126
Payments of issuance costs for issuance of convertible preferred stock and warrants	—	(238)

Net cash provided by financing activities	3,789	35,200

Effect of exchange rate changes on cash	(694)	426

Net increase (decrease) in cash and cash equivalents	(2,524)	23,857
Cash and cash equivalents at beginning of period	36,104	15,017

Cash and cash equivalents at end of period	$33,580	$38,874

Supplemental schedule of noncash investing and financing activities:
Issuance of common stock for purchase of VasCon, LLC	$2,972	$—
Conversion of preferred stock to common stock	$—	$59,227
Accretion to redemption value of redeemable convertible preferred stock including beneficial conversion feature	$—	$659
Reclassification of 2005 common stock warrants to equity	$—	$3,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Formation and Business of the Company
     Micrus Endovascular Corporation (the “Company”), formerly Micrus Corporation, was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases.
     Interim unaudited financial information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, except for the adoption of SFAS 123R on April 1, 2006 (see Note 2). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2006.
     The results of operations for the interim periods ended December 31, 2006 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2007, or any future period.
Note 2 — Summary of Significant Accounting Policies
Principles of consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     The Company’s international subsidiaries use their local currency as the functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Revenue, expense, gain and loss accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).
Use of estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to accounts receivable and inventories, the recoverability of long-term assets, deferred tax assets and related valuation allowances and valuation of stock-based compensation and equity instruments.
Comprehensive income ( loss)
     Total comprehensive loss for the nine months ended December 31, 2006 and 2005 was $4.4 million and $6.2 million, respectively. This included other comprehensive income (loss) of ($315,000) and $165,000, respectively related to the Company’s unrealized gains and losses on its available-for-sale securities and foreign currency translation.

Cost of goods sold
     The Company’s cost of goods sold includes the cost of products sold to customers including materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Also, beginning with the quarter ended December 31, 2006, cost of goods sold includes amortization of capitalized license technology in connection with the Biotronik agreement and acquired intangible assets in connection with the acquisition of VasCon, LLC (“VasCon”).
Net loss per common share
     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including options, restricted stock units, warrants and redeemable convertible preferred shares. There is no difference between basic and diluted net loss per share for all periods presented due to the Company’s net losses. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net loss	$(1,002)	$(1,652)	$(4,112)	$(5,721)
Beneficial conversion feature of preferred stock	—	—	—	(383)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(276)

Net loss attributable to common stockholders	$(1,002)	$(1,652)	$(4,112)	$(6,380)

Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	14,766	14,139	14,466	10,282

Net loss per share basic and diluted	$(0.07)	$(0.12)	$(0.28)	$(0.62)

     Anti-dilutive securities
     The following outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Periods ended
	December 31,
	2006	2005
Shares issuable upon exercise of common stock options	3,204	2,559
Shares issuable upon settlement of restricted stock units	10	—
Shares issuable under employee stock purchase plan	20	—

	3,234	2,559

     Stock-based compensation
     The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan, which enables employees to purchase the Company’s common stock.
     On April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 – revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”

Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, excluding pre-IPO options for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB 25.
     The adoption of SFAS 123R had and will have a material impact on our consolidated financial position and results of operations. See Note 6 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if stock-based compensation expense had been recorded.
Recent accounting pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
     In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.
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
Note 3 — Business Combination
     On November 30, 2006, the Company completed the acquisition of VasCon, a privately held company engaged in the development and manufacture of vascular access and delivery devices. The acquisition of VasCon is intended to add expertise in developing clinically advanced access and catheter systems to the Company’s core competencies and provide the Company with manufacturing capabilities that are expected to lead to significant cost reductions for a wide range of the Company’s products. Micrus Design Technology Inc., a newly formed subsidiary of the Company, will develop and manufacture neurovascular access and delivery products for the Company, including the Company’s steerable catheter. VasCon’s existing cardio and peripheral vascular products will continue to be sold through non-Micrus distribution channels.
     The acquisition consideration consisted of an up-front payment and additional contingent earn-out payments as described below. The up-front payment consisted of the payment of approximately $2.5 million in cash, the issuance of 156,666 shares of the Company’s common stock having an aggregate value of approximately $3.0 million calculated based on the average closing price two days before and the day of the acquisition, and $329,000 in acquisition-related closing costs. The final purchase price is subject to certain post-closing working capital adjustments. Additionally, VasCon may receive certain earn-out payments in an amount not to exceed $10 million based on sales and manufacturing performance as set forth in the asset purchase agreement entered into by the parties. The common stock portion of the up-front payment was placed in escrow to satisfy certain indemnification obligations of VasCon and its members as described in such asset purchase agreement.

     The preliminary consideration paid was comprised of (in thousands):

Initial cash payment	$2,500
Common stock	2,972
Acquistion-related closing costs	329

Total preliminary purchase price	$5,801

     The acquisition of VasCon was accounted for using the purchase method of accounting and, accordingly, the results of operations are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. The fair value of the net assets acquired exceeded the up-front purchase consideration resulting in negative goodwill in the amount of $1.8 million. Because the acquisition involves contingent consideration, the negative goodwill has been recorded as a deferred credit (non-current liability) in the consolidated balance sheet and will be reduced by the contingent consideration of up to $10 million that will be paid over the next three years, with any additional contingent consideration being recorded as goodwill. The preliminary consideration paid was allocated as follows (in thousands):

Inventories	$769
Fixed assets	1,654
Other acquired net assets	76
Intangible assets	5,150
Contingent purchase price	(1,848)

Total preliminary purchase price	$5,801

     The Company acquired certain intangibles assets in the amount of $5.2 million in connection with the acquisition of VasCon. These intangible assets are comprised of existing process technology of $4.6 million, existing product technology of $260,000 and patents of $300,000. Purchased intangible assets are being amortized on a straight-line basis over a weighted-average period of approximately seven years.
     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and VasCon as if the acquisition had occurred April 1, 2004. The unaudited pro forma information was derived from the historical financial statements of Micrus Endovascular and VasCon.
     The following table presents pro forma financial information for the combined entity of Micrus Endovascular and VasCon for the three and nine months ended December 31, 2006 and 2005, as if the acquisition had occurred at the beginning of each of the periods presented after giving effect to certain pro forma adjustments (in thousands except for per share data).

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$15,713	$8,218	$43,546	$25,146
Net loss	$(1,380)	$(2,563)	$(5,850)	$(5,824)
Net loss per share — basic and diluted	$(0.09)	$(0.18)	$(0.40)	$(0.56)

Note 4 — Balance Sheet Components
Inventories
     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Raw materials	$2,334	$507
Work-in-progress	639	504
Finished goods	1,685	1,294
Consigned inventory	3,709	2,874
Inventory held by Latin American distributors	232	230

Gross inventory	8,599	5,409
Less inventory allowances	(1,083)	(930)

	$7,516	$4,479

     Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure
Intangible assets
     Intangible assets consisted of the following as of December 31, 2006 (in thousands):

	Useful	Gross CarryingAmount			Accumulated Amortization			Net
	Life	March 31,		December 31,	March 31,		December 31,	December 31,	March 31,
	(years)	2006	Additions	2006	2006	Additions	2006	2006	2006
Existing process technology	7	$—	$4,590	$4,590	$—	$(54)	$(54)	$4,536	$—
Distribution agreements	5	2,300	—	2,300	(234)	(355)	(589)	1,711	2,066
Capitalized license fee	7	1,462	103	1,565	—	(56)	(56)	1,509	1,462
Patents - microcoil	10	1,100	—	1,100	(660)	(83)	(743)	357	440
Non-compete agreements	6	700	—	700	(59)	(89)	(148)	552	641
Customer relationships	5	900	—	900	(92)	(137)	(229)	671	808
Patents - catheter	7	—	300	300	—	(4)	(4)	296	—
Existing product technology	2	—	260	260	—	(10)	(10)	250	—

		$6,462	$5,253	$11,715	$(1,045)	$(788)	$(1,833)	$9,882	$5,417

Amortization of intangible assets included in the results of operations is as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of goods sold	$124	$—	$124	$—
Operating expenses	217	210	664	285

Total	$341	$210	$788	$285

     The amortization expense of the intangible assets related to existing technology in the manufacturing process and design of products resulting from the acquisition of VasCon in the amount of $68,000 is included in cost of goods sold for the three and nine months ended December 31, 2006.
     The Company started generating revenue from the stent product associated with the capitalized license technology in the third quarter of fiscal 2007. The amortization expense related to the capitalized license technology in the amount of $56,000 is included in cost of goods sold for the three and nine months ended December 31, 2006.
     The expected future amortization of intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization
2007 (remaining 3 months)	$477
2008	1,908
2009	1,870
2010	1,793
2011	1,345
2012 and beyond	2,489

Total	$9,882

Accruals
     Accrued payroll and other related expenses consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Accrued bonuses	$1,772	$1,157
Accrued salaries	299	478
Accrued vacation	1,109	804
Accrued commissions	668	392
Accrued payroll taxes	525	316

	$4,373	$3,147

     Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Accrued professional fees	$1,377	$709
Development costs	551	—
Earn-out payment in connection with Neurologic acquistion	—	1,403
Biotronik milestone payment	—	732
Other	2,971	1,464

	$4,899	$4,308

Other non-current liabilities
Other non-current liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2006	2006
Contingent purchase price (Note 3)	$1,848	$—
Deferred tax liability	613	641
Deferred revenue from Japan distribution agreement	413	525
Other non-current liabilities	157	89

	$3,031	$1,255

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
  FCPA investigation
     In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that may likely have violated the Foreign Corrupt Practices Act (“FCPA”) and the laws of certain foreign countries. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) factual information obtained in the Company’s internal investigation of potential violations of the FCPA. In February 2005, the DOJ and the Company entered into an agreement pursuant to which the DOJ agreed not to prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepted responsibility for the actions of its employees and officers, paid a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation, including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the Securities and Exchange Commission (“SEC”). The Company must remain in compliance with these conditions for a period of two years following February 28, 2005 or face the filing of a criminal complaint by the DOJ. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement is being recorded as expenses are incurred.
     The payments made to physicians in France, Germany, Spain and Turkey also may likely have violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where our Swiss subsidiary is located. The Company is not able to determine at this time what penalties or other actions, if any, authorities in France, Germany, Spain, or Turkey may impose as a result of such violations. Such amounts could be material to the financial position, results of operations or cash flows of the Company. The Company has been notified by the Swiss Federal Prosecutor that it does not intend to bring any action or impose any penalties on the Company.

  Patent litigation
     In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that the Company’s embolic coil products infringe two patents held by Boston Scientific and that this infringement is willful. In November 2004, the Company answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringed three of the Company’s patents. On November 10, 2006, the Company withdrew one of its three asserted patents from the litigation to pursue a reissue application filed with the United States Trademark and Patent Office. Each party is seeking an injunction preventing manufacture, sale, offer for sale, use and importation of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
     Boston Scientific is also a party in two other lawsuits against Cordis Corporation and ev3/Micro Therapeutics, Inc. in which the Boston Scientific patents which are the basis of Boston Scientific’s suit against Micrus are also at issue. In October 2004, Cordis requested ex parte reexamination of certain claims in those patents. The Company and Boston Scientific have negotiated a schedule that permits discovery and claim construction proceedings to proceed for the both patents while still undergoing reexamination and reissue proceedings. Discovery is ongoing in the case and a claim construction hearing is scheduled to occur in March 2007.
     The Company is unable at this time to determine the outcome of any such litigation. If the litigation is protracted or results in an unfavorable outcome to the Company, the impact to the financial position, results of operations or cash flows of the Company could be material.
Note 6 — Stock-based Compensation
  Stock options
     The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the option program critical to its operations and productivity. Currently, the Company grants options from the 2005 Equity Incentive Plan (the “2005 Plan”), under which options could be granted to all employees, including executive officers, and outside consultants. In addition, the Company’s stock option program includes 1) shares under the 1996 Stock Option Plan that became available for grant under the 2005 Plan and 2) shares under the 1998 Stock Plan that became available for grant under the 2005 Plan. Stock options issued under the above plans generally vest based on 4 years of continuous service and have 10-year contractual terms.
  1996 Stock Option Plan
     Upon the effectiveness of the Company’s initial public offering in June 2005 (“IPO”), 14,633 shares available for grant under the 1996 Stock Option Plan (the “1996 Plan”) became available for grant under the 2005 Plan. There were no options outstanding under the 1996 Plan as of the Company’s IPO.
  1998 Stock Plan
     Upon the effectiveness of the Company’s IPO, 158,167 shares available for grant under the 1998 Stock Option Plan (the “1998 Plan”) became available for grant under the 2005 Plan. All options previously granted under the 1998 Plan continue to be administered under the 1998 Plan. As of December 31, 2006, options to purchase 1,438,739 shares of common stock were outstanding under the 1998 Plan.
  2005 Equity Incentive Plan
     The 2005 Equity Incentive Plan (the “2005 Plan”) became effective upon the Company’s IPO. The 2005 Plan provides for the issuance of nonstatutory stock options, stock appreciation rights, stock awards and cash awards. The Company initially reserved a total of 2,222,220 shares of its common stock for issuance under the 2005 Plan. In addition, the 2005 Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder by an amount equal to the lesser of (i) 5% of the Company’s total number of outstanding shares; (ii) 666,666 shares, or (iii) a number of shares determined by the Company’s Board of Directors. The shares reserved under the 2005 Plan will also be increased as a result of the cancellation of unexercised options under the 1998 Plan. As of December 31, 2006, there were 3,131,385 shares reserved for issuance under the 2005 Plan, of which 1,340,058 were available for grant, 1,766,092 shares were subject to outstanding options and 10,000 shares were subject to outstanding restricted stock units.
  Employee stock purchase plan
     The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s IPO. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.
     The Company initially reserved a total of 222,222 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for annual increases in the total number of shares available for issuance under this plan on April 1 of each year beginning on April 1, 2006, by a number of shares that is equal to the lesser of: (1) 2% of the outstanding shares of the Company’s common stock on the immediately preceding March 31; (2) 222,222 shares; or (3) a lesser number determined by the Company’s Board of Directors. As of December 31, 2006, there were 444,444 shares reserved for issuance under the Purchase Plan of which 83,287 shares were issued and outstanding.
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
  Stock-based compensation
     On April 1, 2006, the Company adopted the provisions of SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The Company’s financial statements as of and for the nine months ended December 31, 2006 reflect the impact of SFAS 123R. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for the Company’s SFAS 123 pro forma disclosures, excluding pre-IPO options, for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB 25.
     Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Recognized stock-based compensation expense includes compensation expense for share-based payment awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 for options granted after the Company’s IPO. Compensation expense for the share-based payment awards granted subsequent to April 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation charges also include the amortization of unrecognized deferred compensation charges as deferred under APB 25 for all options granted prior to the Company’s IPO. The estimated fair value of the Company’s equity-based awards, less expected forfeitures, is amortized over the awards’ vesting periods on a straight-line basis. In the Company’s pro forma information required to be disclosed under SFAS 123 for the periods prior to April 1, 2006, the Company accounted for forfeitures as they occurred.
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
     Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to Staff Accounting Bulletin No. 107 (“SAB 107”). On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option.
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
     The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average assumptions:

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Employee Stock Option Plans
Expected term (in years)	6.0	4.0	6.0	4.0
Volatility	45%	43%	45%	43%
Risk-free interest rate	4.55%	4.36%	4.74%	4.32%
Dividend yield	0%	0%	0%	0%
Weighted average fair value at date of grant	$8.54	$7.18	$7.69	$7.18

Employee Stock Purchase Plan
Expected term (in years)	0.5		0.5
Volatility	49%		42%
Risk-free interest rate	5.11%		5.11%
Dividend yield	0%		0%
     The fair value of each purchase right granted under the Company’s Employee Stock Purchase Plan during the nine months ended December 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

Stock-based compensation expense included in results of operations is as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of goods sold	$64	$6	$145	$19
Research and development	55	(2)	135	7
Sales and marketing	190	2	578	22
General and administrative	418	50	771	132

Total	$727	$56	$1,629	$180

     As of December 31, 2006, there was approximately $5.7 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period of 2.9 years.
     The table below summarizes the effect of recording share-based compensation expense under SFAS 123R included charges related to option modifications for the three and nine months ended December 31, 2006 which is allocated as follows:

	Three months	Nine months
	ended	ended
	December 31, 2006	December 31, 2006
Cost of goods sold	$58	$126
Research and development	55	117
Sales and marketing	178	467
General and administrative	366	628

Total	$657	$1,338

     Additionally, approximately $61,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory as of December 31, 2006. The tax benefit, and the resulting effect on cash flows from operations and financial activities, related to stock-based compensation expense was not recognized as the Company currently provides a full valuation allowance for all of its deferred tax assets.
     Stock-based compensation expense recognized for the three months ended December 31, 2006 and 2005 related to the amortization of deferred stock-based compensation was $56,000 and $57,000, respectively. For the nine months ended December 31, 2006 and 2005, the amortization of deferred stock based compensation expense was $168,000 and $172,000, respectively.
     Additionally, the expected future amortization of deferred compensation is as follows (in thousands):

Fiscal Year 2007 (remaining 3 months)	$56
Fiscal Year 2008	166

$222

     The stock-based compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services.

     In previous years, certain stock options were issued to non-employees, generally in exchange for consulting services related to patient studies or marketing analysis. The stock options are recorded at their fair value on the date of vesting and recognized over the respective service or vesting period. The fair value of the stock options granted was calculated at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
Expected lives (in years)	5.0	6.0	5.0	6.0
Volatility	43%	48%	43%	48%
Risk-free interest rate	4.71%	4.39%	4.71%	4.39%
Dividend yield	0.0%	0.0%	0.0%	0.0%
     Stock-based compensation expense (income) recognized for the three months ended December 31, 2006 and 2005 related to non-employee options was $14,000 and ($1,000), respectively. For the nine months ended December 31, 2006 and 2005, stock-based compensation expense related to non-employee options was $123,000 and $8,000, respectively. The non-employee stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates.
  Periods prior to the adoption of SFAS 123R
     SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS 123.
     The following table sets forth the pro forma amounts regarding the effect on net loss and net loss per share for the three and nine months ended December 31, 2005 that would have resulted if the Company had accounted for its employee stock plans under the fair value provisions of SFAS 123:

	Three months	Nine months
	ended	ended
	December 31, 2005	December 31, 2005
Net loss attributable to common stockholders (as reported)	$(1,652)	$(6,380)
Add: Stock-based employee compensation expenses included in reported net loss	57	172
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(100)	(389)

Adjusted net loss attributable to common stockholders	$(1,695)	$(6,597)

Net loss per common share attributable to common stockholders, basic and diluted:
As reported	$(0.12)	$(0.62)
Adjusted	$(0.12)	$(0.63)

General stock option information
     The following table sets forth the summary of option and restricted stock unit activity for the nine months ended December 31, 2006:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Options outstanding at March 31, 2006	2,804	$6.54
Options granted	1,015	$15.25
Restricted stock units issued	10	$—
Options exercised	(398)	$3.44
Options forfeited	(211)	$9.56
Options expired	(6)	$11.78

Options and restricted stock units outstanding at December 31, 2006	3,214	$9.47	8.4	$30,822

Options exercisable at December 31, 2006	1,165	$5.82	7.2	$15,448

     The weighted average per share fair value of options granted during the nine months ended December 31, 2006 was $8.54 per share. The total intrinsic value of options exercised during the three and nine months ended December 31, 2006 was $4.0 million and $5.2 million, respectively. The intrinsic value as of December 31, 2006 is calculated as the difference between the market value as of December 31, 2006 of the shares of common stock to be issued upon exercise of the stock option and the exercise price of the options. The market value of a share of the Company’s common stock as of December 31, 2006 was $19.08 per share as reported by the National Stock Market.
     The cash proceeds from the exercise of stock options were $1.1 million and $1.4 million in the three and nine months ended December 31, 2006, respectively.
     The following table sets forth the summary of the Company’s nonvested shares activity for the nine months ended December 31, 2006:

Shares
Nonvested at March 31, 2006	1,646
Options granted	1,015
Restricted stock units awarded	10
Options vested	(405)
Options forfeited and expired	(217)

Nonvested at December 31, 2006	2,049

     Information regarding stock option awards outstanding at December 31, 2006 is summarized below:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of	Number	contractual life	exercise	Number	exercise
exercise prices	outstanding	(years)	price	exercisable	price
$ 0.68 - $ 1.15	405	5.3	$0.91	371	$0.89
$ 5.63	767	8.0	$5.63	444	$5.63
$ 6.51 - $ 9.44	479	9.0	$8.64	92	$8.45
$ 9.50 - $12.38	472	9.0	$10.74	92	$10.61
$12.48 - $13.73	500	8.7	$13.10	160	$13.10
$13.75 - $19.03	510	9.7	$16.73	6	$17.68
$19.40 - $19.94	71	9.9	$19.62	—	$—

$ 0.68 - $19.94	3,204	8.4	$9.47	1,165	$5.82

Note 7 — Common Stock
     On July 19, 2006, Micrus completed a secondary public offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. On July 19, 2006, the underwriters purchased 190,531 shares of common stock from the Company pursuant to the exercise of their over-allotment option. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. The total cash proceeds from the exercise of the over-allotment option were approximately $2.0 million, net of the underwriting discount and offering expenses. Common stock offering expenses of $0.6 million were incurred by the Company on behalf of the selling stockholders and were expensed to general and administrative expense in the second quarter of fiscal 2007.
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
     As of December 31, 2006, all of these warrants have been exercised. Warrants covering an aggregate of 281,013 shares of common stock were exercised without cash. In most cases the aggregate purchase price was offset by the value of fractional shares payable upon exercise of such warrants; however an aggregate of 2 shares were withheld in payment of the aggregate exercise price of one warrant resulting in a net issue of 281,011 shares. Warrants covering an additional 24,259 shares of common stock were exercised for cash. There were no warrants to purchase common stock outstanding at December 31, 2006.

Note 8 — Segment and Geographic Information
     The Company’s significant operations outside the United States include two sales subsidiaries in Europe (located in Switzerland and the United Kingdom). Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three months ended		Nine months ended
	December 31		December 31
	2006	2005	2006	2005
United States	$7,824	$4,107	$20,743	$10,449
Japan	2,420	—	7,479	—
United Kingdom	1,508	1,307	4,464	2,625
Rest of the world	3,792	2,678	10,068	8,260

Total revenues	$15,544	$8,092	$42,754	$21,334

     The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. For all periods presented, the Company operated in the following three business segments: the Americas, Europe and Asia Pacific. The products sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Revenues and gross profit for these segments were as follows (in thousands):

	Three months ended		Nine months ended
	December 31		December 31
	2006	2005	2006	2005
Revenues:
Americas	$8,457	$4,644	$22,554	$12,021
Europe	4,423	3,291	12,115	8,836
Asia Pacific	2,664	157	8,085	477

Total	$15,544	$8,092	$42,754	$21,334

Gross Profit:
Americas	$6,596	$3,419	$18,211	$9,178
Europe	3,089	2,182	8,085	5,672
Asia Pacific	1,667	75	5,110	220

Total	$11,352	$5,676	$31,406	$15,070

     The gross profit amounts by geographic segments for the three and nine months ended December 31, 2005 have been revised from that previously reported to correct a misallocation among the three segments as follows (in thousands):

	Three months ended		Nine months ended
	December 31, 2005		December 31, 2005
		As previously		As previously
	As revised	reported	As revised	reported
Gross Profit:
Americas	$3,419	$3,826	$9,178	$10,739
Europe	2,182	1,850	5,672	4,331
Asia Pacific	75	—	220	—

Total	$5,676	$5,676	$15,070	$15,070

     The above revisions had no impact on the consolidated results of operations, cash flows, or the financial position of the Company.

     The Company’s long lived assets by segment were as follows (in thousands):

	December 31,	March 31,
	2006	2006
Americas	$11,206	$4,147
Europe	6,557	7,067
Asia Pacific	—	—

	$17,763	$11,214

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
     The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report, and with other factors described from time to time in our other filings with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in the forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview
     We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. We also are developing products for the treatment of ischemic disease and have recently launched our first product in this market. Our products are used by interventional neuroradiologists and neurosurgeons to treat cerebral aneurysms responsible for hemorrhagic stroke. Both hemorrhagic and ischemic stroke are significant causes of death worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils are unique in that they automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply access devices and products including microcatheters and guidewires used to deliver microcoils and stents for the treatment of cerebral vascular disease. We plan on growing our business by continuing to penetrate our existing markets, bringing new products and technologies to interventional neuroradiologists and neurosurgeons, and by entering new geographic territories such as Asia where we introduced our products in Japan through a distributor. We commenced selling our products in Japan in March 2006.
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
     We also intend to continue to expand our direct sales force in the United States and Europe as necessary and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. We recorded product sales of $2.2 million to Goodman in March 2006 and $7.5 million in the first nine months of fiscal 2007.

     We currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash.
     We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $32.8 million in fiscal 2006. Our revenues were $42.8 million in the first nine months of fiscal 2007.
     Since inception, we have been unprofitable. We incurred net losses of $2.0 million in fiscal 2004, $6.7 million in fiscal 2005, $8.3 million in fiscal 2006 and $4.1 million in the first nine months of fiscal 2007. As of December 31, 2006, we had cash and marketable securities of $33.6 million. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We expect to incur net losses for the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of December 31, 2006, we had an accumulated deficit of $53.7 million.
Recent Developments
     On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 – revised 2004 (“SFAS 123R”). Under the fair value recognition provisions of this Statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, excluding pre-IPO options for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB 25.
     The adoption of SFAS 123R had and will have a material impact on our consolidated financial position and results of operations. See Note 6 to the condensed consolidated financial statements for further discussion regarding the SFAS 123R disclosures.
     On November 30, 2006, we completed the acquisition of VasCon, LLC (“VasCon”), a privately held company engaged in the development and manufacture of vascular access and delivery devices. The acquisition of VasCon is intended to add expertise in developing clinically advanced access and catheter systems to our core competencies and provide us with manufacturing capabilities that are expected to lead to significant cost reductions for a wide range of our products. Micrus Design Technology Inc., a newly formed subsidiary, will develop and manufacture neurovascular access and delivery products for us, including our steerable catheter. VasCon’s existing cardio and peripheral vascular products will continue to be sold through non-Micrus distribution channels.
     The acquisition consideration consisted of an up-front payment and additional contingent earn-out payments as described below. The up-front payment consisted of the payment of approximately $2.5 million in cash, the issuance of 156,666 shares of our common stock having an aggregate value of approximately $3.0 million, and $329,000 in acquisition-related closing costs. The final purchase price is subject to certain post-closing working capital adjustments. Additionally, VasCon may receive certain earn-out payments in an amount not to exceed $10 million based on sales and manufacturing performance as set forth in the asset purchase agreement entered into by the parties. The common stock portion of the up-front payment was placed in escrow to satisfy certain indemnification obligations of VasCon and its members as described in the asset purchase agreement.
     On July 19, 2006 we completed a secondary public offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. On July 19, 2006, the underwriters purchased 190,531 shares of common stock from us pursuant to the exercise of their over-allotment option. We did not receive any proceeds from the sale of common stock by the selling stockholders. The total cash proceeds from the exercise of the over-allotment option were approximately $2.0 million, net of the underwriting discount and offering expenses. Common stock offering expenses of $0.6 million were incurred by us on behalf of the selling stockholders and were expensed to general and administrative expense in the second quarter of fiscal 2007.

Results of Operations
     The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and nine months ended December 31, 2006 and 2005:

	Three months ended		Nine months ended
	December 31,		December 31,
	2006	2005	2006	2005
	%	%	%	%
Consolidated Statement of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	27%	30%	27%	29%

Gross profit	73%	70%	73%	71%

Operating expenses:
Research and development	11%	10%	14%	19%
Sales and marketing	39%	50%	40%	46%
General and administrative	34%	33%	33%	33%

Total operating expenses	84%	93%	87%	98%

Loss from operations	(11%)	(23%)	(14%)	(27%)
Interest and investment income	3%	5%	3%	4%
Interest expense	0%	0%	0%	0%
Other income (expense), net	2%	(2%)	1%	(3%)

Loss before income taxes	(6%)	(20%)	(10%)	(26%)
Income tax provision (benefit)	0%	1%	0%	0%

Net loss	(6%)	(21%)	(10%)	(26%)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	0%	0%	0%	(3%)

Net loss attributable to common stockholders	(6%)	(21%)	(10%)	(29%)

Three Months Ended December 31, 2006 and 2005
Revenues

	Three months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Americas	$8,457	$4,644	$3,813	82%
Europe	4,423	3,291	1,132	34%
Asia Pacific	2,664	157	2,507	1597%

Total Revenues	$15,544	$8,092	$7,452	92%

     Our revenues are derived primarily from sales of our microcoils and to a lesser extent sales of accessory devices used in the treatment of cerebral vascular diseases. The increase in total revenues in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate, expansion of our direct and distributor sales force and the introduction of new products. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte product sales in the third quarter of fiscal 2007 as a percentage of our overall product sales. The increase in revenues from Asia Pacific in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily due to product sales of $2.4 million during the quarter to our distributor in Japan. In February 2006, we received regulatory clearance to sell our products in Japan through our distributor, and the sale of our products in Japan commenced in March 2006.
Gross Profit

	Three months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Cost of goods sold	$4,192	$2,416	$1,776	74%
Gross profit	11,352	5,676	5,676	100%
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Also, for the three months ended December 31, 2006, cost of goods sold includes amortization of intangible assets that were acquired by us as part of the acquisition of VasCon. The increase in cost of goods sold during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 was primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production (partially offset by increased manufacturing efficiencies) and the amortization of intangibles acquired from the acquisition of VasCon.
     Gross margin was 73% in the third quarter of fiscal 2007 and 70% in the third quarter of fiscal 2006. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by higher levels of distributor sales of lower margin products primarily due to our entry into the Japanese market in the fourth quarter of fiscal 2006. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.
Operating Expenses

	Three months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Research and development	$1,769	$834	$935	112%
     Research and development expenses consist primarily of costs associated with the design, development, and testing of products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to an increase of $247,000 related to increased headcount and an increase of $443,000 in outside services related to new product development. As a percentage of revenues, research and development expenses were 11% in the third quarter of fiscal 2007 and 10% in the third quarter of fiscal 2006. We expect our research and development expenses to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product developments, and expand our existing product line.

	Three months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Sales and marketing	$5,992	$4,049	$1,943	48%
     Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to an increase of $537,000 associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commission costs of $455,000 associated with increased sales in the United States and Europe, an increase of $234,000 related to outsourced consulting expenses incurred primarily due to product marketing, an increase of $216,000 in travel expenses, an increase of $188,000 in stock-based compensation expense due primarily to the impact of the adoption of SFAS 123R, and an increase of $163,000 in market research associated with the randomized trial of our cerecyte product. As a percentage of revenues, sales and marketing expenses decreased to 39% in the third quarter of fiscal 2007 from 50% in the third quarter of fiscal 2006. The decrease was due to a faster growth rate of revenue compared to the growth rate of sales and marketing expenses. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.

	Three months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
General and administrative	$5,273	$2,638	$2,635	100%
     General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit and information technology consulting. General and administrative expenses increased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to an increase of $0.9 million in legal fees incurred primarily in connection with the patent litigation with Boston Scientific, an increase of $0.7 million related to higher finance and administrative personnel costs due to increased headcount, an increase of $368,000 in stock-based compensation expense due primarily to the impact of the adoption of SFAS 123R, and an increase of $304,000 in consulting fees due to compliance with Sarbanes-Oxley regulations. As a percentage of revenues, general and administrative expenses were 34% in the third quarter of fiscal 2007 and 33% in the third quarter of fiscal 2006. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.
Other Income, Net

	Three months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Interest and investment income	$426	$389	$37	10%
Interest expense	(5)	(2)	(3)	150%
Other income (expense), net	221	(132)	353	-267%

Total other income (expense), net	$642	$255	$387	152%

     Other income, net consists primarily of investment income, interest expense, and foreign currency gains and losses. Total other income, net increased in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables.
Income Taxes
     We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income taxes. In the third quarter of fiscal 2007, we recorded a noncurrent tax benefit of approximately $38,000 for the tax effect of the current quarter amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible. As of March 31, 2006, we had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $27.8 million, $20.1 million and $2.1 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2007 and the foreign NOLs will expire beginning in 2009. As of March 31, 2006 we also had federal and state tax research and development credit carryforwards of approximately $0.9 million and $0.8 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards do not expire. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have established a valuation allowance at December 31, 2006 to fully offset the deferred tax assets.

Nine Months Ended December 31, 2006 and 2005
  Revenues

	Nine months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Americas	$22,554	$12,021	$10,533	88%
Europe	12,115	8,836	3,279	37%
Asia Pacific	8,085	477	7,608	1595%

Total Revenues	$42,754	$21,334	$21,420	100%

     The increase in total revenues during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate, expansion of our direct and distributor sales force and the introduction of new products. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte product sales in the first nine months of fiscal 2007. The increase in revenues from Asia Pacific during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to product sales of $7.5 million during the first nine months of fiscal 2007 to our distributor in Japan. In February 2006, we received regulatory clearance to sell our products in Japan through our distributor, and the sale of our products in Japan commenced in March 2006.
     Gross Profit

	Nine months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Cost of goods sold	$11,348	$6,264	$5,084	81%
Gross profit	31,406	15,070	16,336	108%
     The increase in cost of goods sold during the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 was primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production, partially offset by increased manufacturing efficiencies.
     Gross margin was 73% in the first nine months of fiscal 2007 and 71% in the first nine months of fiscal 2006. Also, for the three months ended December 31, 2006, cost of goods sold includes amortization of intangible assets that were acquired by us as part of the acquisition of VasCon. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by higher levels of distributor sales of lower margin products primarily due to our entry into the Japanese market in the fourth quarter of fiscal 2006, and the amortization of intangibles acquired from the acquisition of VasCon.

Operating Expenses

	Nine months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Research and development	$6,025	$4,072	$1,953	48%
     Research and development expenses increased in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 due to an increase of $1.1 million related to outside services associated with new product development, and an increase of $0.6 million related to increased headcount. As a percentage of revenues, research and development expenses were 14% in the first nine months of fiscal 2007 and 19% in the first nine months of fiscal 2006. The decrease was due to a faster growth rate of revenue compared to the growth rate of research and development expenses.

	Nine months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Sales and marketing	$17,199	$9,767	$7,432	76%
     Sales and marketing expenses increased in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 due to an increase $2.3 million associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commissions costs of $1.9 million associated with increased sales, higher travel expenses of $0.7 million, an increase of $0.7 million related to outsourced consulting expenses incurred primarily due to product marketing, an increase of $0.6 million in stock-based compensation expense due primarily to the impact of the adoption of SFAS 123R, and an increase of $395,000 related to graphic design, promotional and printing costs. As a percentage of revenues, sales and marketing expenses were 40% in the first nine months of fiscal 2007 and 46% in the first nine months of fiscal 2006. The decrease was due to a faster growth rate of revenue compared to the growth rate of sales and marketing expenses.

	Nine months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
General and administrative	$14,166	$7,098	$7,068	100%
     General and administrative expenses increased in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 due to an increase of $2.2 million in legal fees incurred primarily in connection with the patent litigation with Boston Scientific, an increase of $1.5 million related to higher finance and administrative personnel costs due to increased headcount, common stock offering expenses of $0.6 million we incurred on behalf of the selling stockholders in connection with our secondary offering, an increase of $388,000 primarily related to the amortization of identifiable intangible assets in connection with the purchase of Neurologic, an increase of $0.6 million in consulting fees due to compliance with Sarbanes-Oxley regulations, an increase of $0.6 million in stock-based compensation expense due primarily to the impact of the adoption of SFAS 123R, an increase of $0.6 million in outside services primarily related to compensation analysis and benchmarking, printer costs associated with our SEC filings, and regulatory filings associated with our microcoils and microcatheters, and an increase in audit fees of $159,000 related primarily to the year end audit, compliance with Sarbanes-Oxley regulations and the adoption of SFAS 123R partially offset by a decrease of $100,000 primarily related to management bonuses in connection with our IPO incurred in the first quarter of fiscal 2006. As a percentage of revenues, general and administrative expenses were 33% in the first nine months of fiscal 2007 and 33% in the first nine months of fiscal 2006. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.

Other Income, Net

	Nine months ended
	December 31,		Change
(Dollars in thousands)	2006	2005	$	%
Interest and investment income	$1,211	$900	$311	35%
Interest expense	(5)	(11)	6	-55%
Other income (expense), net	554	(681)	1,235	-181%

Total other income (expense), net	$1,760	$208	$1,552	746%

     Total other income, net increased in the first nine months of fiscal 2007 compared to the same period in fiscal 2006 primarily due to foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, and an increase in interest and investment income as a result of higher interest rates and higher average cash and investment balances due primarily from proceeds from our IPO and secondary offering. During the first quarter of fiscal 2006, a non-operating charge of $158,000 was recorded upon the completion of the IPO for the change in fair value of the 2005 common stock warrants.
Income Taxes
     We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income taxes. In the first nine months of fiscal 2007, we recorded a noncurrent tax benefit of approximately $112,000 for the tax effect of the current quarter amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible.
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
Beneficial Conversion Feature
     The difference between the proceeds allocated to the Series E preferred stock and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the Series E preferred stock which was recorded as a reduction to the Series E preferred stock and an increase to additional paid-in-capital. The total beneficial conversion feature was $383,000 which, prior to the completion of the IPO, was being amortized as a reduction of net income available to common stockholders over the period of redemption of the Series E preferred stock. Upon completion of the IPO, we recorded a non-cash charge of $383,000 for the beneficial conversion feature on our Series E preferred stock in the first nine months of fiscal 2006.

Liquidity and Capital Resources

	Nine months ended
	December 31,
	2006	2005
Cash flow activities:
Net cash used in operating activities	$(2,070)	$(5,172)
Net cash used in investing activities	$(3,549)	$(6,597)
Net cash provided by financing activities	$3,789	$35,200
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
     As of December 31, 2006, we had cash and marketable securities of $33.6 million, compared to $37.1 million at March 31, 2006. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
     Net cash used in operating activities was $2.1 million during the first nine months of fiscal 2007, compared to $5.2 million during the first nine months of fiscal 2006. Net cash used in operating activities during the first nine months of fiscal 2007 resulted primarily from operating losses, an increase in accounts receivable due to an increase in number of microcoil products sold, an increase in inventory primarily due to an increase in the number of consignment locations, an increase in prepaid expenses and other current assets primarily related to the payment of directors and officers insurance premiums, and a decrease in accounts payable due to timing of payments made to our vendors. These factors were partially offset by an increase in accrued payroll and related expenses attributable to increased headcount and the timing of payroll payments, an increase in accrued liabilities due to higher accrued professional fees associated with legal fees and SOX compliance and higher VAT payables, and noncash items such as stock-based compensation expense primarily due to the adoption of SFAS 123R, depreciation and amortization, and provision for impairment of inventory. Net cash used in operating activities during the first nine months of fiscal 2006 resulted primarily from operating losses, and increases in accounts receivable due to an increase in the number of microcoil products sold, and an increase in prepaid expenses and other assets primarily related to the payment of directors and officers insurance premiums, a decrease in accounts payable primarily related to (i) payment of a monetary penalty to the Department of Justice; (ii) payments of audit fees in connection with our preparation for the IPO; (iii) payments of legal costs related to FCPA compliance and patent litigation matters; and (iv) payments of international tax restructuring and planning fees, partially offset by an increase in other accrued liabilities primarily related to the upfront payment in connection with the Japan distribution agreement, an increase in accrual payroll and related expenses primarily related to higher accrued bonuses and commissions and noncash items such as depreciation and amortization, charges related to certain stock warrants and stock-based compensation.
     Net cash used in investing activities was $3.5 million during the first nine months of fiscal 2007, compared to $6.6 million during the first nine months of fiscal 2006. Net cash used in investing activities during the first nine months of fiscal 2007 was primarily related to the acquisition of VasCon, the milestone payment to Biotronik which has been capitalized as licensed technology and the purchase of capital equipment offset by proceeds from sale of marketable securities. Net cash used in investing activities during the first nine months of fiscal 2006 was primarily related to the acquisition of Neurologic and the purchase of capital equipment.

     Net cash provided by financing activities was $3.8 million during the first nine months of fiscal 2007, compared to $35.2 million during the first nine months of fiscal 2006. Net cash provided by financing activities during the first nine months of fiscal 2007 consisted of net proceeds of $2.0 million from the exercise of the over-allotment option by the underwriters in connection with our secondary offering, and proceeds of $1.7 million from the exercise of stock options and purchase common stock under an employee stock purchase plan. Net cash provided by financing activities was $35.2 million during the first nine months of fiscal 2006, primarily consisting of net proceeds of $33.2 million from the sale of common stock in our IPO, partially offset by the expenditure of $1.9 million incurred in preparation for the IPO, net proceeds of $2.6 million from the over-allotment option exercise by the underwriters, proceeds of $1.0 million from the exercise of preferred and common stock warrants, and proceeds from the exercise of stock options and purchase common stock under an employee stock purchase plan, partially offset by payments related to issuance costs for issuance of convertible preferred stock and related warrants.
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
     Our significant accounting policies are fully described in Note 2 to our Consolidated Financial Statements included in our annual report filed on Form 10-K for the fiscal year ended March 31, 2006, that was filed with the SEC on June 16, 2006 except for a description of our stock-based compensation critical accounting policy, set forth below, which was implemented upon our adoption of SFAS 123R on April 1, 2006, the beginning of our 2007 fiscal year.
Stock-based Compensation
     We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R on April 1, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
     We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     Because there is insufficient historical information available to estimate the expected term of the stock-based awards, we adopted the simplified method for estimating the expected term pursuant to SAB 107. On this basis, we estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. The expected volatility used in the valuation model is based our peer group in the industry in which we do business and our historical volatility since our IPO.

     If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
     The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Note 6 to our condensed consolidated financial statements for further information regarding the SFAS 123R disclosures.
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
     In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of our fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.
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

     As of December 31, 2006, our contractual commitments were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$3,721	$748	$1,883	$1,049	$41
Purchase commitments	2,935	2,935	—	—	—

Total	$6,656	$3,683	$1,883	$1,049	$41

     We are required to pay future earn-out amounts associated with the purchase of Neurologic. The future earn-out payments will be one-third of Neurologic’s product sales during specified periods. We are required to pay future earn-out amounts associated with the purchase of VasCon. The future earn-out payments will be an amount not to exceed $10 million based on the sales and manufacturing performance of Micrus Design Technology as set forth in the asset purchase agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $167,000 related to our loan with Micrus SA and a $92,000 decrease in our comprehensive loss from our investment in Micrus SA. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $182,000 decrease in our comprehensive loss from our investment in Micrus UK. A hypothetical 10% decline in the value of the Euro versus the Swiss franc would cause us to recognize a loss of $192,000 based on our foreign denominated receivables as of December 31, 2006. For the nine months ended December 31, 2006, approximately 30% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.
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
Item 4. Controls and Procedures
(1) Disclosure controls and procedures
     Our management, with the participation of our President and Chief Executive Officer, John T. Kilcoyne, and our Executive Vice President, Chief Financial Officer and Secretary, Robert A. Stern, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, they concluded that our disclosure controls and procedures as of December 31, 2006 were effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.

(2) Changes in internal controls
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
FCPA Investigation
See the risk factor regarding international operations on page 37 below for a discussion of the FCPA investigation we carried out in 2004 and our resulting agreement with the Department of Justice.
Since the date of our last report on Form 10-Q, we have been notified by the Swiss government that they do not intend to bring any action or impose any charges on us.
Patent Litigation
See the risk factor regarding patent litigation below on page 34 for a detailed discussion of our patent litigation with Boston Scientific Corporation.
     Discovery is ongoing in the patent litigation with Boston Scientific Corporation, and a claim construction hearing is scheduled to occur in March 2007, although Micrus and Boston Scientific have jointly requested a continuance of the hearing to March 26, 2007 and are awaiting a response from the Court on that request.
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
     The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. In the first nine months ended December 31, 2006, a substantial portion of our product sales were to approximately 74 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:
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
     In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our embolic coil products infringe two patents held by Boston Scientific and that this infringement is willful. Sales of our embolic coil products currently represent virtually all of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us. In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of our patents. On November 10, 2006, we withdrew one of its three asserted patents from the litigation to pursue a reissue application filed with the United States Trademark and Patent Office (“USPTO”). Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S., of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
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
     In October 2004, Cordis requested ex parte reexamination of certain claims in those patents. In February 2005, the court granted a stay of the Boston Scientific lawsuit against Micrus until the earlier of 12 months or the outcome of the reexamination by the USPTO in the Cordis case. In February 2006, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for one of the two patents, apparently confirming all of the claims of that patent. In February 2006, the USPTO also issued an Office Action in which it apparently confirmed the patentability of certain of the claims in the second patent, but rejected the remainder. Boston Scientific has stated to the USPTO and to the court that the rejected claims from the second patent can be reissued and certified as patentable upon reexamination if a correction is made to the priority chain for the second patent. In March 2006, the court lifted the stay with respect to any claims that were confirmed as patentable in the reexamination proceedings and has permitted discovery in the case to commence with respect to those claims. Boston Scientific and us subsequently negotiated, and the Court entered, a schedule that would permit discovery and claim construction proceedings to proceed for the second patent while it is still undergoing reexamination and reissue proceedings. In the period from April through September 2006, Boston Scientific and us exchanged preliminary infringement and invalidity contentions concerning each of the four patents-in-suit. In September 2006, the USPTO granted Cordis’ second requested ex parte reexamination of all the asserted claims in one of Boston Scientific’s asserted patents. Discovery is ongoing in the case and a claim construction hearing is scheduled to occur in March 2007, although Micrus and Boston Scientific have jointly requested a continuance of the hearing to March 26, 2007 and are awaiting a response from the Court on that request.
     We are unable at this time to determine the likely outcome of the patent litigation. Patent lawsuits involve complex legal and factual issues which can take a number of years and a great deal of expense and management attention to resolve. We may also be subject to negative publicity due to the litigation. In the event it is determined that we infringe patent claims asserted by Boston Scientific and that those claims are not invalid and not unenforceable we may, among other things, be required to do one or more of the following:
•	pay damages, including up to treble damages and Boston Scientific’s attorney’s fees and costs, which may be substantial;

•	cease, because of an injunction, the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S. of our embolic coil products, which currently represent virtually all of our revenues, found to infringe the patent claims asserted by Boston Scientific;

•	expend significant resources to redesign our technology so that it does not infringe the patent claims asserted by Boston Scientific, which may not be possible;

•	discontinue manufacturing or other processes that incorporate technology that infringes the patent claims asserted by Boston Scientific;

•	become subject to a compulsory license order under which we would be required to pay Boston Scientific a royalty on future sales of our products; and/or

•	obtain a license from Boston Scientific to use the relevant patents, which may not be available to us on acceptable terms, or at all.
     If our embolic coil products were found to infringe, any development or acquisition of products or technologies that do not infringe the patent claims asserted by Boston Scientific could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results. If we were required to but could not obtain a license under the patent claims asserted by Boston Scientific, we would likely be prevented from commercializing or further commercializing the relevant products. We believe that it is unlikely that we would be able to obtain a license under the patent claims being asserted by Boston Scientific. If we need to redesign our products to avoid the patent claims being asserted by Boston Scientific, we may suffer significant regulatory delays associated with conducting additional studies or submitting technical, manufacturing or other information related to the redesigned product and, ultimately, in obtaining approval.
     As a result of Boston Scientific’s answer to our counterclaim that Boston Scientific infringes our two remaining patents-in-suit, the validity of those patents is now at issue in the lawsuit. The court could find that those patents are invalid, which would prevent us from asserting those patents against third parties.
     An unfavorable outcome for us in this patent litigation would significantly harm our business and may cause us to materially change our business model.
We have a limited operating history, have incurred significant operating losses since inception, and expect to continue to incur losses, and we cannot assure you that we will achieve profitability.
     We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $8.3 million in fiscal 2006, $6.7 million in fiscal 2005, $2.0 million in fiscal 2004 and $4.1 million in the first nine months of fiscal 2007. At December 31, 2006, we had an accumulated deficit of $53.7 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect that increased operating expenses will result in significant operating losses in the near term as we, among other things:
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
     The payments we made to physicians in France, Germany, Spain and Turkey also may have likely violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where our Swiss subsidiary is located. We are not able to determine at this time what penalties or other sanctions, if any, authorities in France, Germany, Spain, or Turkey may impose on us as a result of such violations. We have been notified by the Swiss Federal Prosecutor that it does not intend to bring any action or impose any penalties on us.
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
     A substantial portion of our revenues are derived from outside the U.S. For the fiscal years ended March 31, 2004, 2005 and 2006, revenues from customers outside the U.S. represented approximately 50%, 48% and 53% respectively, of our revenues. For the nine months ended December 31, 2006, revenues from customers outside the United States represented 51% or our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the nine months ended December 31, 2006, approximately 30% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pounds sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.
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
     We have and will be required to continue to expend significant resources in developing the necessary documentation and testing procedures required by Section 404. We have not completed our assessment as required by Section 404, and our independent registered accounting firm has not been engaged to express and has not expressed, an opinion on our internal controls over financial reporting. However, in connection with its audit of our 2006 fiscal year our independent registered accounting firm identified significant deficiencies in our internal controls. A significant deficiency is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected. We are in the process of hiring additional accounting personnel, and management believes that the identified significant deficiencies will be remedied by the hiring of such personnel.
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
Our operations are currently conducted at several locations that may be at risk from earthquakes or other natural disasters.
     We currently conduct all of our manufacturing, development and management activities at two locations in Silicon Valley, California, near known earthquake fault zones and in Doral, Florida, where there is a risk of hurricanes. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as an earthquake or hurricane, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations.
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
     On April 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123-revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The effective date of this new standard under these new rules for our financial statements was April 1, 2006. Adoption of this statement has had a significant impact on our consolidated financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. The impact of SFAS 123R on our consolidated financial statements and related disclosures is, and is expected to continue to be, material to our results of operations. Our actual stock-based compensation expense in fiscal 2007 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant, as well as any changes in variables or underlying assumptions used to determine fair value under our pricing model. In addition, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
     Based on shares outstanding at February 1, 2007, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates will, in the aggregate, beneficially own approximately 32% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On November 30, 2006, we issued 156,666 unregistered shares of our common stock to VasCon pursuant to Regulation D under the Securities Act of 1933. The shares were issued in partial consideration of the assets that we acquired pursuant to the Asset Purchase Agreement. We did not sell any other unregistered shares of our common stock during the third quarter of fiscal 2007.
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
     We have used and intend to continue to use the net proceeds of the public offering primarily for general corporate purposes, including costs associated with our entry into the Japanese and Chinese markets, expansion of our sales force, research and development activities, technology and asset acquisitions facilities expansion and other working capital and capital expenditures. The amounts and timing of our actual expenditures will depend upon numerous factors, including the growth of our sales and marketing activities, status of our research and development efforts and the amount of cash generated by our operations, if any. We have used and may in the future also use a portion of the proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business.
     We have not determined the amount of net proceeds to be used specifically for the foregoing purposes. As a result, management will have broad discretion over the proceeds from the IPO. Pending these uses, we intend to invest the net proceeds of the IPO in United States government and short-term investment grade securities.
Issuer Purchases of Equity Securities
     We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended December 31, 2006.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.
     See the Index to Exhibits on Page 51 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2007

	By:	/s/ John T. Kilcoyne

John T. Kilcoyne
President and Chief Executive Officer

	By:	/s/ Robert A. Stern

Robert A. Stern
Executive Vice President, Chief Financial Officer
and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on May 17, 2005 Registration No. 333-123154) (“Amendment No. 3”)

3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 3)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”)

4.2	Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (incorporated by reference to Exhibit 4.2 of Form S-1)

4.3	Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 of Form S-1)

4.4	Form of Common Stock Warrant issued in connection with the Series E Preferred Stock and Warrant Purchase Agreement dated February 21, 2005, among the Registrant and the purchasers of the Registrant’s Series E Preferred Stock (incorporated by reference to Exhibit 4.4 of Form 10-Q filed on February 14, 2006)

10.1*	Asset Purchase Agreement, dated November 30, 2006, by and among the Registrant, Micrus Design Technology, Inc., VasCon, LLC and the members of VasCon, LLC

10.2	Form of Director and Executive Officer Indemnification Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Seeking confidential treatment as to portions of this agreement.