Form 10-K
period 2007-03-31
MICRUS ENDOVASCULAR CORP
filed 2007-06-07
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51323
Micrus Endovascular Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2853441
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
821 Fox Lane	95131
San Jose, California	(Zip Code)
(Address of principal executive offices)

(408) 433-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None

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

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 29, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $130.0 million based on the closing sale price of such stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. Shares of common stock held by each officer and director as of that date and by each person who owned 5% or more of the registrant’s outstanding common stock as of September 29, 2006 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2007 registrant had outstanding 15,337,119 shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

MICRUS ENDOVASCULAR CORPORATION

FORWARD-LOOKING STATEMENTS

Certain information contained in or incorporated by reference in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, Risk Factors, and elsewhere in this Report. References herein to “Micrus,” “the Company,” “we,” “our,” “us” and similar words or phrases are references to Micrus Endovascular Corporation and its subsidiaries, unless the context otherwise requires. Unless otherwise provided in this Report, trademarks identified by (R) and tm are registered trademarks or trademarks, respectively, of Micrus Endovascular Corporation or its subsidiaries. All other trademarks are the properties of their respective owners.

PART I

Item 1.	Business.

The Company

We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologist and neurosurgeons primarily to treat cerebral aneurysms responsible for hemorrhagic stroke. We recently launched the first of our line of products designed to treat ischemic disease. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.

Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils are unique in that they anatomically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. In addition, our Cerecyte(R) microcoil product line incorporates an absorbable material called polyglycolic acid (PGA), bioactive filaments which reside within the central lumen of our microcoils. We believe based on limited data bioactive filaments may promote faster aneurysm healing and may reduce the risk of recanalization or retreatment.

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

We have substantially increased the size of our sales and marketing organization in the past 18 months, and currently market our products through a direct sales force in the United States, Canada, England, Germany and France. We market through a network of distributors covering the major markets in the rest of Europe, Latin America, Asia and the Middle East, and entered an exclusive distribution agreement with Goodman, CO., LTD (“Goodman”) to market our products in the Japanese market. We are currently seeking regulatory clearance to enter the Chinese market and are evaluating potential distribution partners to commercialize our products in China.

We have executive offices in San Jose, California and sales offices in Switzerland and the United Kingdom as well as a development and manufacturing facility in Doral, Florida. We were incorporated under the laws of the State of Delaware in 1996.

On November 30, 2006, we completed the acquisition of VasCon LLC (“VasCon”), a privately held company engaged in the development and manufacture of vascular access and delivery devices. The acquisition of VasCon adds expertise in developing clinically advanced access and catheter systems to our core competencies and provides us with manufacturing capabilities that are expected to lead to cost reductions for a wide range of our products. VasCon’s existing cardio and peripheral vascular products will continue to be sold through non-Micrus distribution channels. Micrus Design Technology, Inc., a newly formed subsidiary, will develop and manufacture neurovascular access and delivery products for us, including our steerable catheter. See Note 3 of “Notes to Consolidated Financial Statements” for additional information related to this acquisition.

Information on revenues, gross profits and total assets for our business segments and by geographic area appears in Note 10 of “Notes to Consolidated Financial Statements” for the year ended March 31, 2007, which are included in Item 8 of this report and are incorporated herein by reference.

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

In the 1990s interventional neuroradiologists and to a lesser extent neurosurgeons, who collectively are referred to in the industry as “neurointerventionalists,” started using an alternative procedure to clipping, known as embolic coiling, to treat cerebral aneurysms. Rather than reaching the aneurysm by opening the skull and moving aside the brain tissue, access to the aneurysm in an embolic coiling procedure is obtained through a catheterization procedure in which the physician inserts a guide wire followed by a catheter into the femoral artery of the upper leg and threads them under fluoroscopy through the arterial system to the brain and ultimately into the opening of the aneurysm. The neurointerventionalist then advances embolic coils through the microcatheter to fill the aneurysm. Embolic coils are small platinum coils that range in size from 2 mm to 20 mm and once released into the aneurysm assume complex shapes filling the aneurysm. The coils decrease or stop blood flow into the aneurysm, enabling formation of a clot and scar tissue which prevent further growth or rupture of the aneurysm. Since the mid-1990s, embolic coiling has become a more widely accepted treatment for cerebral aneurysms because it is a less invasive procedure that results in lower overall treatment cost, shorter recovery times, and less traumatic effect on the patient.

In 2002, The Lancet, a leading medical journal, published the results of the International Subarachnoid Aneurysm Trial, an independent, randomized clinical trial involving 2,143 patients in Europe, North America and Australia that compared aneurysm clipping with embolic coiling as a method of treating cerebral aneurysms. Known as ISAT, this trial concluded, based on survey of patients published in The Lancet in October 2002, that among the patients participating in the trial, endovascular intervention with detachable platinum coils resulted in a 23% relative and 7% absolute reduction in the risk of major brain injury or death compared with neurosurgical clipping of the aneurysm at one year follow up. The seven-year follow up data published in The Lancet in September 2005 indicated a continued clinical advantage for patients whom underwent coiling versus clipping procedures.

Market Opportunity

According to the American Heart Association, approximately 700,000 strokes occur annually in the United States. Ischemic stroke affects approximately 615,000 patients annually while hemorrhagic stroke affects approximately 85,000 patients per year in the United States. We believe that a majority of the hemorrhagic strokes are caused by cerebral aneurysms. We believe embolic coiling is being used to treat approximately 35% of the patients diagnosed with cerebral aneurysms in the United States. Industry sources also indicate that approximately 60-65% of patients diagnosed with cerebral aneurysms in European countries are treated using embolic coiling procedures. We believe that embolic coiling procedures can be used to treat a similar percentage of patients with cerebral aneurysms in the United States as awareness grows among patients and physicians of the advantages of embolic coiling. Industry sources estimate that in Asia approximately 15% of patients are treated with embolic coiling. Industry sources further estimate that the worldwide endovascular device market for treatment of hemorrhagic stroke was approximately $400 million to $500 million in 2006.

We believe that growth drivers in the market for embolic coiling products include the overall trend towards less invasive procedures, an increased number of neurointerventionalists trained to perform embolic coiling procedures, and the aging population in whom aneurysms occur with greater frequency.

The key challenges of embolic coiling procedures are the following:

•	Access to the Aneurysm Site. Specialized products are required to access the complex vasculature of the brain, properly access the aneurysm site and perform a coiling procedure. These access products include microcatheters and guidewires. In order to navigate the complex vascular anatomy of the brain, access products must have enough column strength to be pushed significant distances through this vasculature, yet flexible enough to travel to distal portions of the brain without injuring blood vessels.

•	Framing and Filling the Aneurysm. In order to effectively treat an aneurysm, the interventionalist must fill the aneurysm with a sufficient volume of coils to disrupt blood flow and occlude the aneurysm. Aneurysms vary in shape and size and, consequently, neurointerventionalists seek an embolic coiling solution that enables coils to conform to the aneurysm’s shape without requiring extensive manipulation of the coil. Coils that frame, or conform to, the aneurysm wall reduce the risk of rupture and facilitate the retention of additional coils in the aneurysm.

•	Coverage of the Neck of the Aneurysm. It is important to effectively cover the neck of the aneurysm with platinum coils to help reduce recanalization and ensure a better clinical outcome. Embolic coils that deploy in a random manner are less likely to adequately cover the neck of the aneurysm.

•	Deployment. Once embolic coils are placed in the aneurysm, the interventionalist must be able to quickly and reliably deploy the coils from the device positioning unit within the microcatheter. Unreliable detachment mechanisms can lead to inadvertent retraction of the embolic coil as the interventionalist withdraws the positioning unit only to discover that the coil is still attached. Further, any delay in deployment may increases procedure time and its attendant risks.

•	Recanalization. Industry sources estimate that recanalization, or the continued or renewed growth of the aneurysm, occurs in approximately 20 to 35% of aneurysms treated with embolic coiling. Experts believe that recanalization occurs due to incomplete filling of the aneurysm or disruption of the blood clot that fills the aneurysm following an embolic coiling procedure. Studies have shown that the recanalization rate is

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

Our solutions have the following key features:

Self-Deploying Anatomically Conforming Coils.  Our proprietary spherical MicruSphere(R), Cashmeretm and Presidiotm microcoils deploy into a three-dimensional configuration that assumes an aneurysm’s shape upon deployment and are designed to provide uniform framing of the aneurysm. Our self-deploying microcoils require very little manipulation for effective placement, thereby reducing the need for microcoil manipulation and attendant stress on the aneurysm wall.

Enhanced Coverage of the Neck of the Aneurysm.  We believe effective neck coverage reduces the rate of recanalization. Our microcoils are designed to facilitate coverage of the neck of the aneurysm in two ways. First, the three dimensional configuration of our spherical MicruSphere, Cashmere and Presidio microcoils provide the framework to stabilize the neck of the aneurysm. Second, our UltiPaq(R) finishing coils are soft and flexible, permitting coverage across the neck of the aneurysm.

Unique Framing and Filling Technology.  Our Presidio 10 and 18 Microcoils are each a single, stretch resistant Cerecyte microcoil designed to deliver stable, predictable aneurysm framing and filling to increase coverage of the aneurysm wall and neck with a single coil deployment. As the Presidio 10 and 18 are also Cerecyte microcoils, their bioactive filament may also induce a beneficial tissue response. We believe that effective neck coverage may reduce the rate of recanalization and need for retreatment.

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

Bioactive Technology.  Cerecyte is our proprietary microcoil product line that incorporates filaments comprised of polyglycolic acid (PGA)(R) within the lumen of our microcoils — MicruSphere, Presidio, HeliPaq(R) and UltiPaq. Initial data from single center studies presented at major scientific meetings suggest that Cerecyte may promote faster aneurysm healing and may reduce the risk of recanalization or retreatment. To improve on the scientific rigor of these early data points, we have initiated two post market studies, a prospective randomized trial and a registry, which will provide additional data regarding the potential benefits of Cerecyte.

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

Improved Access Products.  We recently launched an access product line which includes the Courier line of Microcatheters and the Watusi line of guidewires. We believe that our Courier microcatheters and Watusi guidewires will address the need of neurointerventionalists for more predictable and secure access to the complex and distal anatomy of the cerebral vasculature. In addition, we expect to launch our ENZO steerable microcatheter in the first fiscal quarter 2008.

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

Increase Our Per-Procedure Revenues.  21% of our revenue has come from products which have launched in the past 18 months. This product line expansion includes new microcoils, as well as stents, microcatheters and guidewires that we believe increased our per-procedure revenue opportunity from approximately 40% to 80% of every procedure dollar.

Leverage Our Sales and Marketing Expansion.  Over the past 18 months we have increased the number of employees in our sales and marketing group worldwide and anticipate continuing to expand our sales and marketing group in Europe and, as needed, in other geographic territories. This expansion should provide us access to more hospitals, garner more per-procedure revenues and expand our market share.

Continue to Penetrate Asian Market.  We believe that Asia represents approximately one-third of the global neurointerventional market. In particular, we believe that Japan and China represent a significant potential market for our products and in March 2006 we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. We intend to launch our product line in China in fiscal 2008.

License or Acquire Complementary Products and Technologies.  In addition to growing our business through internal product development efforts, we will continue to look for opportunities to license and/or acquire technologies in order to provide solutions for the treatment of a variety of cerebral vascular conditions. In July 2005, we acquired certain steerable catheter technology from Vascular FX. In January 2006, we entered into a license, development and distribution agreement with Biotronik, a company with stent design and manufacturing expertise, pursuant to which we collaborate with Biotronik to develop certain neurovascular stent products and that provides us with the exclusive worldwide right to market stent products developed jointly by Biotronik and us. In November 2006, we acquired certain neurovascular catheter patent and process technology through the acquisition of VasCon. By continuing to acquire complementary products, we believe we can address a broader range of physician and patient needs.

Enter the Ischemic Stroke Market.  Through our agreement with Biotronik, we recently launched our first product addressing the ischemic stroke market, our Pharos stent. We intend to continue developing additional stent platforms for this market and intend to explore other in-licensing, acquisition and internal research efforts to develop and introduce other ischemic stroke products.

Products

The following table shows our principal products and indicates significant applications for these products. Most of our products are intended for single use and are either disposed of or, in the case of microcoils, remain in the patient after the procedure. All of our products set forth in the following table have received CE Mark clearance and, except for our Pharos stent, are covered by the U.S. Food and Drug Administration’s (“FDA”) 510(k) process.

Product Line	Sizes	Product Description

	2-18 mm diameter	Three-dimensional framing microcoil; stabilizes the aneurysm. Available in bare platinum and Cerecyte.
MicruSphere® Microcoil
	HeliPaq: 2-20 mm diameter HeliPaq SR: 2-10 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum and Cerecyte.
HeliPaq® & HeliPaq SR® Microcoil
	4 and 6 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum.
InterPaq® Microcoil
	4-20 mm diameter	Framing and filling coil to deliver more neck and wall coverage in a single deployment. Available in Cerecyte.
Presidiotm Microcoil
	5-12 mm diameter	Three-dimensional framing and filling complex coil for aneurysms which require a softer coil. Available in stretch resistant — bare platinum
Cashmeretm Complex Microcoil
	2-4 mm diameter	Finishing microcoil; soft, stretch resistant, pliable microcoil designed to complete filling of the aneurysm. Available in bare platinum and Cerecyte.
UltiPaq® Microcoil

Product Line	Sizes	Product Description

	2-18 mm diameter	Available in MicruSphere, HeliPaq SR, UltiPaq and Presidio. Includes filaments comprised of PGA, a bioactive material.
Cerecyte® Microcoil
	.0170” and .0190” inner diameter and 150 cm length	Device used to deliver microcoils into the aneurysm.
Couriertm Microcatheter
	.014” diameter and 205 cm length	Device used to guide microcatheters and other devices to the aneurysm or stenosis site.
Watusitm Guidewire
	2.5 mm - 4.0 mm outer diameter and 8 mm - 20 mm length	For use as scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged and for use in opening intracranial arteries that have narrowed.
Pharostm Stent System
Electronic control that activates our proprietary microcoil deployment mechanism.
Device Control Box and Connecting Cable

Microcoil Products

We offer a range of microcoils designed to enable neurointerventionalists to treat a wide variety of aneurysms. These include our MicruSphere®, Helipaq® and Ultipaq® microcoil systems which are available in bare platinum and Cerecyte® versions, and the Presidiotm line of microcoils which incorporates our proprietary Cerecyte technology. All of our microcoils utilize our rapid deployment system and perform certain specific functions:

•	Frame. Our MicruSphere and Cashmere microcoils are typically the first microcoils used by the interventionalist to frame the aneurysm. The MicruSphere microcoil folds automatically into a spherical three- dimensional shape that conforms to the shape of the aneurysm. This conforming shape reduces the need for the clinician to manipulate and reposition the coil multiple times, shortens procedure time, and reduces the potential for complications. Additional microcoils may then be placed within the first microcoil in smaller sizes in an approach known as the “Russian doll technique,” sequentially filling the aneurysm.

•	Frame and Fill. Our Presidio and Cashmere Microcoils features longer lengths and the unique shapes to frame and fill the aneurysm. This can allow for more platinum to be deployed at the neck of the aneurysm, as well as greater packing density to be achieved with a single coil.

•	Fill. Our proprietary HeliPaq and HeliPaq SR products are filling microcoils used to fill gaps which may remain in the center of the aneurysm after placement of one or more of our MicruSphere microcoils. Both the HeliPaq and the HeliPaq SR automatically form a helical shape upon deployment, which allows filling of complex gaps in the aneurysm. The HeliPaq SR employs a stretch-resistant system designed to prevent the microcoil from stretching in an unwanted manner while being positioned in the aneurysm. InterPaq microcoils are filling coils used in larger size aneurysms requiring a greater volume of coil mass in order to be adequately filled. The Cashmere microcoil is a soft and conformable stretch resistant complex coil which may also be used as a framing and filling coil,

•	Finish. Our UltiPaq microcoil is an extra-soft, stretch-resistant finishing coil, used to fill any final gaps in the aneurysm after placement of one or more MicruSphere, Presidio and/or HeliPaq microcoils.

•	Cerecyte. Our proprietary Cerecyte microcoil product line incorporates filaments comprised of PGA into most of our current line of microcoils — MicruSphere, Presidio, HeliPaq, SR and UltiPaq. Because the PGA filaments run through the center of our microcoils, our Cerecyte microcoils possess the same handling characteristics as our standard platinum microcoils. Initial data from single center studies presented at major scientific meetings suggest that Cerecyte may improve clinical outcomes compared to bare platinum coils. We have initiated two post-market clearance studies in order to collect human clinical data for the purpose of demonstrating accelerated healing by our Cerecyte microcoil product line.

Our Cerecyte Microcoil Trial is a randomized trial which will directly compare Micrus Cerecyte bioactive coils to Micrus bare platinum coils for the treatment of intracranial aneurysms. Up to 23 multinational enrolling centers will enroll 250 patients in each study arm. Our planned Cerecyte Registry is planned to be a non-randomized United States multi-center registry designed to document the clinical and angiographic outcomes of intracranial aneurysms treated with our bioactive Cerecyte microcoils. We have begun to enroll patients in our Cerecyte Registry and plan to enroll a total of 250 patients to assess patient outcomes one year after treatment.

Pharos Balloon-Expandable Stent

Our Pharos stent is a balloon-delivered device which can be used both to treat ischemic disease and for scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged. For the treatment of ischemic disease, our Pharos stent dilates intracranial arteries that have narrowed and allows the neurointerventionalist to deliver and deploy a stent in one step. We believe this feature will help reduce overall procedural time and cost. We believe the balloon catheter marker bands combined with the radiopacity of the stent provide for excellent visibility resulting in improved accuracy of deployment. We believe that Pharos’ Rapid Exchange Technology and trackable tip will enable a physician to access tortuous and distal anatomy. In March 2006, we launched the Pharos stent in certain countries outside the United States that recognize the CE Mark and are evaluating regulatory options available in the United States.

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

Products Under Development

Our product development efforts are focused on designing products for the interventional neurology field, expanding our line of microcoils, guidewires, microcatheters and stents. Our steerable microcatheter (ENZO) recently received 510(k) clearance from U.S. FDA. We are working to develop next generation microcoils utilizing substances that stimulate cells and/or cell adhesion in order to promote more rapid healing. We are also working to develop next-generation balloon expandable stents for the treatment of intracranial arthrosclerosis. Additionally, we are investigating technologies to treat acute ischemic stroke.

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

We have developed relationships with a number of these neurointerventionalists who perform a large number of cerebral vascular procedures. In fiscal 2007, a substantial portion of our product sales were to approximately 78 hospitals in the United States. In order to encourage the continued adoption of our products, we believe that we need to continue to build and maintain relationships with these neurointerventionalists. We believe these relationships are enhanced by the presence of a direct sales organization. Sales of embolic coiling products involve a long-term relationship between the sales representative and interventionalist where the sales representative must initially be present for product demonstrations and to monitor procedures. We recruit our sales representatives based on their experience with minimally invasive devices and prior success in the medical device industry. We provide ongoing sales and product training to our employees and distributors and continually monitor their performance. We also market our products at various industry trade shows and conferences.

In the United States and Canada we market our products through our direct sales force to neurointerventionalists who greatly influence the buying decision of the ultimate purchaser, the hospitals. Currently our direct sales force in the United States and Canada consists of a director of sales, four regional managers, 23 sales representatives and eight clinical specialists.

We have also expanded our sales and marketing effort in Europe, where we rely on both a direct sales force and distribution network. Our European direct sales force consists of two vice president of sales, a director of sales, a director of marketing, one distributor manager, two country managers, nine sales representatives and three clinical specialists.

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

We generate revenues from sales to hospitals and third-party distributors. Once a sale has occurred, the customer has no right of return. We provide the customers with limited warranty privileges. We had one customer, Goodman, our distributor in Japan, which accounted for 15% of revenues for the year ended March 31, 2007. No customer accounted for 10% of revenues for the year ended March 31, 2006. We had one customer, Neurologic UK Limited (“Neurologic”), our former distributor in the United Kingdom, which accounted for 14% of revenues for the year ended March 31, 2005.

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

As of March 31, 2007, we had 27 full-time employees engaged in research and development activities. Research and development expenses for the fiscal years ended March 31, 2007, 2006 and 2005 were $7.9 million, $6.6 million and $2.4 million, respectively. We plan on increasing our research and development expenditures in future periods.

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

Under the terms of our agreement, we paid an upfront licensing fee of approximately $0.6 million to Biotronik and were required to make milestone payments to Biotronik upon receipt of approvals to market stent products we jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. In February 2006, Biotronik received CE Mark clearance for the Pharos stent intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence we paid milestone payments to Biotronik of approximately $0.7 million in both March and April 2006. We have accrued royalty of $34,000 to Biotronik in fiscal 2007. Under the terms of this agreement, there are no future milestone payments to Biotronik related to the Pharos stent. Additionally, we will continue to fund ongoing project development based on the terms of this agreement.

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

The physicians who currently serve as our advisors are:

•	L. Nelson Hopkins, M.D., Professor and Chair, Department of Neurosurgery/Professor, Department of Radiology, State University of New York, Buffalo, member of the Micrus Board of Directors.

•	Joseph Horton, M.D., Professor and Chief, Interventional Neuroradiology, Department of Radiology, University of Alabama at Birmingham, Micrus co-founder.

•	Andrew Molyneux, M.D., Frenchay Hospital, North Bristol NHS Trust, United Kingdom, Micrus Medical Director.

Some of our physician advisors have been granted options to purchase shares of our common stock and/or receive a consulting fee. All of our physician advisors are reimbursed for reasonable expenses. In addition our medical advisors receive compensation for clinical studies they conduct for us. All of our medical advisors are employed by other organizations and may have commitments to or have consulting arrangements with other companies, including our competitors, that may limit their availability to consult with us. Although these advisors may contribute significantly to our business, we generally do not expect them to devote more than a small portion of their time to us. We also routinely seek advice, input and feedback on our products and business from a larger broader group of physicians and advisors, some of whom may also receive appropriate compensation for their time and expert opinions.

Manufacturing

We manufacture and/or assemble our proprietary microcoils, guidewires and microcatheters in a clean room and inspect, test and package all components into finished products at our headquarters in San Jose, California. Peripheral catheter products are manufactured at our subsidiary facility, Micrus Design Technology, Inc., in Doral, Florida. As of March 31, 2007, we had 165 employees in manufacturing, quality control, engineering and shipping and receiving.

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

Trained product personnel assemble and test each of our components and products in a controlled clean room. At various assembly stages each lot of product undergoes thorough testing to ensure compliance with applicable regulations, including ISO9001 standards in the United States and EN46001 certification in Europe. These standards specify the requirements necessary for a quality management system to consistently provide product that meets or exceeds customer requirements and to include processes for continual improvement of the system and that are required in order to obtain a CE Mark to sell medical devices within the European Union. Our quality assurance group verifies that product fabrication and inspection process steps meet our stringent quality specifications and applicable regulatory requirements. Upon successful completion of these steps, the products are sterilized, packaged and prepared for shipment. We typically ship products as orders are received.

We have implemented quality control systems as part of our manufacturing processes, which we believe are in substantial compliance with U.S. Good Manufacturing Practices (GMP) or Quality System Regulations (QSR) requirements. Our San Jose facility also been inspected by the California Department of Health Services on behalf of the State of California and under contract with the FDA, and are registered with the State of California to manufacture our products. We believe we are in compliance with FDA GMP for medical devices and have been inspected biennially by the FDA. The most recent of such inspections occurred in April 2006 in San Jose and in October 2006 in Doral. However, we cannot assure you that we will remain in compliance with GMP and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Patents and Proprietary Rights

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek protection of our proprietary position by filing U.S. and foreign patent applications to protect technology, inventions and improvements that are important to our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position. We hold 58 issued U.S. patents and 66 issued foreign patents expiring between 2014 and 2024. In addition, we have 34 U.S. and 52 foreign patent applications pending covering various aspects of our products and technology.

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

Competition

We compete primarily with Boston Scientific Corporation, Cordis, a division of Johnson & Johnson (“Cordis”), ev3/Micro Therapeutics and Terumo/MicroVention. Boston Scientific, ev3/Micro Therapeutics and Cordis offer broad product lines consisting of embolic microcoils, microcatheters and guidewires, although Cordis has curtailed worldwide shipment of microcoils. Boston Scientific, Cordis and ev3/Micro Therapeutics currently market a variety of microcatheters which are compatible with .001 and .0018 in. size coil systems.

Both Boston Scientific and ev3/Micro Therapeutics sell bioactive microcoils. Boston Scientific markets the Matrix coil which features a platinum core coated with an absorbable suture material intended to cause a tissue reaction. Terumo/MicroVention markets the HydroCoil® which is an embolic microcoil that swells in the presence of fluid to provide greater volumetric occlusion to an aneurysm. Cordis markets a bare platinum line of microcoils but does not market bioactive or stretch resistant microcoils. Through its acquisition by Terumo, MicroVention now markets microcatheter and wires as well, joining Boston Scientific, Cordis, ev3 and Micrus in this market segment. Boston Scientific and Cordis are currently the only companies which have received U.S. regulatory clearance for the sale of stents for the treatment of hemorrhagic and ischemic stoke.

Boston Scientific, MicroVention, Micro Therapeutics and Cordis are divisions of large publicly traded companies, and enjoy several competitive advantages over us, including: greater financial and personnel resources; significantly greater name recognition; established relationships with neurointerventionalists; established distribution networks; greater resources for product research and development; greater experience in, and resources for, launching, marketing, distributing and selling products; and more broad-based and deeper product lines.

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

Our ability to develop safe, effective and reliable products in a timely manner is the key to our competitive position. Consequently, our success will depend on how quickly we are able to respond to medical and technological changes through the development, clinical evaluation and commercialization of new products. Product development involves a high degree of risk and there can be no assurance that our research and development efforts will result in commercially successful products.

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval (PMA) from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to only general controls (e.g. establishment registration and device listing, labeling, medical devices reporting (MDR), and prohibitions against adulteration and misbranding). Class II medical devices require prior 510(k) clearance before they may be commercially marketed. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. Class II devices are also subject to general controls and may be subject to established standards and other special controls. Devices deemed by the FDA to pose a great risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketed device are placed in Class III, most of which require premarket approval. Both premarket clearance and premarket approval applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA officially reclassified neurovascular embolization devices such as our microcoils products to Class II medical devices effective January 28, 2005. For our microcoil products, catheter products and guidewire product, we have obtained multiple 510(k) clearances.

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

In Japan, medical devices must be approved prior to importation and commercial sale by the Ministry of Health, Labor and Welfare (MHLW). Manufacturers of medical devices outside of Japan must utilize a contractually bound Japanese entity to submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy. As part of its approval process, the MHLW may require that the product be tested in Japanese laboratories. The approval process for products such as our existing microcoil products is typically 12-15 months once an application has been accepted for review. Other medical devices may require a longer review period for approval. Once approved, the manufacturer may import the device into Japan for sale by the manufacturer’s contractually bound importer or distributor.

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

Employees

As of March 31, 2007, in the United States we had 287 full time employees, including 46 in sales and marketing, 165 in operations and manufacturing, 27 in research and development, 15 quality assurance and regulatory compliance, and 34 in general and administrative functions. As of March 31, 2007, we had 29 employees in Europe, including 18 in sales and marketing and 11 in general and administrative functions. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

Seasonality

Our worldwide sales do not reflect any significant degree of seasonality; however, in Europe we traditionally experience somewhat lower demand in the second quarter than throughout the rest of the fiscal year as a result of the European summer holiday schedule.

Available Information

We are required to file reports under the Exchange Act with the SEC. You may read and copy our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information.

You may also obtain copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC free of charge by visiting the investor relations page on our website, www.micruscorp.com. Information contained on our website is not part of this annual report on Form 10-K.

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

The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the year ended March 31, 2007, a substantial portion of our product sales were to approximately 78 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

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

In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our embolic coil products infringe two patents held by Boston Scientific and that this infringement is willful. Sales of our embolic coil products currently represent virtually all of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us. In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of our patents. In November 2006, we withdrew one of our three asserted patents from the litigation to pursue a reissue application filed with the United States Trademark and Patent Office (“USPTO”). Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S., of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.

Boston Scientific is also a party in two other lawsuits against Cordis and ev3/Micro Therapeutics, Inc. in which the Boston Scientific patents, which are the basis of Boston Scientific’s suit against us, are also at issue. An outcome of either of these lawsuits adverse to Cordis or ev3/Micro Therapeutics, Inc., and related to the same patent claims Boston Scientific asserts against us, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.

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

In March 2006, the court lifted the stay with respect to any claims that were confirmed as patentable in the reexamination proceedings and has permitted discovery in the case to commence with respect to those claims. Micrus subsequently negotiated with Boston Scientific, and the Court confirmed, a schedule that would permit discovery and claim construction proceedings to proceed for the second patent while it is still undergoing reexamination and reissue proceedings. Since the stay was lifted, Micrus and Boston Scientific have exchanged preliminary infringement and invalidity contentions, expert reports, claim construction briefs, and have deposed each other’s expert witnesses concerning each of the four patents-in-suit. Discovery is ongoing in the case. A hearing on claim construction was held on June 1, 2007. The Court has not calendared any other dates.

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

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $5.5 million, $8.3 million and $6.7 million for the fiscal year ended March 31, 2007, 2006 and 2005, respectively. At March 31, 2007, we had an accumulated deficit of $55.1 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect our operating expenses to increase as we, among other things:

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

In August 2004 while reviewing our sales and payment procedures, we identified certain payments we made to physicians outside the United States that may have violated the FCPA and the laws of certain foreign countries. Following an internal investigation, we voluntarily disclosed to the United States Department of Justice (“DOJ”) the factual information obtained in our internal investigation of potential violations of the FCPA.

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

The payments we made to physicians in France, Germany, Spain and Turkey are also likely to have violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where our Swiss subsidiary is located. We are not able to determine at this time what penalties or other sanctions, if any, authorities in France, Germany, Spain or Turkey may impose on us as a result of such violations. Such amounts could be material to our financial position, results of operations or cash flows. We have been notified by the Swiss Federal Prosecutor that it does not intend to bring any action or impose any penalties on us relating to our activities in Switzerland.

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

The market for medical devices for treatment of cerebral vascular diseases is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete primarily with the Target Therapeutics division of Boston Scientific Corporation, the market leader, as well as Cordis, ev3/Micro Therapeutics and Terumo/MicroVention. At any time, other companies may develop alternative treatments, products or procedures for the treatment of cerebral aneurysms that compete directly or indirectly with our products. If alternative treatments prove to be superior to our microcoil or other products, continued use or adoption of our products could be negatively affected and our future revenues could suffer.

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

A substantial portion of our revenues are derived from outside the U.S. For the fiscal years ended March 31, 2007, 2006 and 2005, revenues from customers outside the U.S. represented approximately 51%, 53% and 48%, respectively, of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the fiscal year ended March 31, 2007, approximately 31% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pound sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition. We currently do not enter into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates.

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

We have a limited domestic and international direct sales force. We also have a distribution network for sales in the major markets in Europe, Latin America, Asia and the Middle East. As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the number of our direct sales personnel on a worldwide basis. The establishment and development of a more extensive sales force will be expensive and time consuming. There is significant competition for sales personnel experienced in interventional medical device sales. If we are unable to attract, motivate and retain qualified sales personnel and thereby increase our sales force, we may not be able to increase our revenues.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and are exposed to future risks of non compliance.

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) requires us to include an internal controls report from management in our Annual Report on Form 10-K. The internal control report must include a statement:

•	about management’s responsibility for establishing and maintaining adequate internal controls over financial reporting;

•	identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting;

•	concerning management’s assessment of the effectiveness of our internal control over financial reporting as of the period covered by the Annual Report, including a statement as to whether or not internal control over financial reporting is effective; and

•	that our independent registered public accounting firm has issued an attestation report on management’s assessment and the effectiveness of internal control over financial reporting.

We completed our assessment of our internal control over financial reporting as required by Section 404 for the fiscal year ended March 31, 2007. Our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2007, our internal control over financial reporting was effective. Our independent registered accounting firm has also expressed the opinion that our internal controls over financial reporting were effective during that period. However, our controls, may not prove to be adequate for the future periods and we cannot predict the outcome of our testing in future periods. If our internal controls are deemed to be ineffective in future periods, our financial results or the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

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

We believe that our current cash position, together with the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and or acquiring new products or technologies;

•	the cost of obtaining and maintaining FDA approval or clearance of our products and products in development;

•	costs associated with our litigation with Boston Scientific;

•	the expenses we incur related to compliance with the U.S. FCPA and laws and regulations in non-U.S. jurisdictions;

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations affecting public companies recently promulgated by the Securities and Exchange Commission and The NASDAQ Stock Market;

•	the costs associated with our facilities expansion, if any; and

•	the costs associated with increased capital expenditures.

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

We currently conduct our manufacturing, development and management activities at two locations in Silicon Valley, California, near known earthquake fault zones and in Doral, Florida, where there is a risk of hurricanes. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as an earthquake or hurricane, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations.

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

Our continued success depends in part upon the continued availability and contributions of our senior management team and the continued participation of our key clinical advisors. We have entered into agreements with certain members of our senior management team, but none of these agreements guaranty the services of the individual for a specified period of time. We also rely on the skills and talents of our scientific personnel because of the complexity of our products. The loss of members of our senior management, key clinical advisors or scientific personnel, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our results of operations and financial condition.

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

On April 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123-revised 2004 (“SFAS 123R”), “Share-Based Payment,” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The effective date of this new standard under these new rules for our financial statements was April 1, 2006. Adoption of this statement has had a significant impact on our consolidated financial statements, as we are now required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our net loss within our footnotes. The impact of SFAS 123R on our consolidated financial statements and related disclosures is, and is expected to continue to be, material to our results of operations. Our future stock-based compensation expense will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant, as well as any changes in variables or underlying assumptions used to determine fair value under our pricing model. In addition, a change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees have wrongfully used or disclosed alleged trade secrets of their former employers or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could severely harm our business.

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

Based on shares outstanding at March 31, 2007, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 33% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We have registered 4,972,187 shares of common stock that we may issue under our 1998 Stock Plan (the “1998 Plan”), 2005 Equity Incentive Plan (the “2005 Plan”) and 2005 Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance. The sale by any of these holders of a large number of securities in the public market could reduce the trading price of our common stock and impede our ability to raise future capital.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission (SEC) and by The NASDAQ Stock Market, could result in increased costs to us. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, The NASDAQ Stock Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially harm our financial condition and results of operations.

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

None.

Item 2.	Properties.

Our worldwide headquarters are located in San Jose, California. On June 6, 2005, we entered into a non-cancelable seven-year lease pursuant to which we lease approximately 42,000 square feet of building space with both administrative and manufacturing facilities. Additionally, we lease office space for our three wholly-owned subsidiaries, Micrus SA, Micrus UK and Micrus Design Technology, Inc., under non-cancelable lease agreements with terms through March 2011, December 2010 and February 2008, respectively. We are undertaking an analysis of our facility needs in Doral, Florida and may relocate that facility in the coming year. We otherwise believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings.

FCPA Investigation

In August 2004, while reviewing our sales and payment procedures, we identified certain payments we made to physicians located in France, Germany, Spain and Turkey that are also likely to have violated the FCPA and the laws of such countries as well as possibly the laws of Switzerland, where our Swiss subsidiary is located. Our audit committee immediately directed our legal counsel to conduct an internal investigation into these payments. In September 2004, we voluntarily disclosed to the DOJ the factual information obtained in our internal investigation of potential violations of the FCPA.

Soon after reaching the preliminary conclusions of the investigation, our Board of Directors adopted a Foreign Corrupt Practices Act Policy and appointed a Compliance Officer. The Compliance Officer has with the assistance of our general counsel and outside legal counsel developed a number of other corporate policies that will govern payments to and contractual agreements with physicians and other consultants. In addition, the employment of our then Chief Executive Officer and our then Vice President of Sales and Marketing was terminated in November 2004.

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

The payments we made to physicians located in France, Germany, Spain and Turkey also may have likely violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where our Swiss subsidiary is located. We are not able to determine at this time what penalties or other sanctions, if any, authorities in France, Germany, Spain, or Turkey may impose on us, as a result of such violations. Such amounts could be material to our financial position, results of operations or cash flows. We have been notified by the Swiss Federal Prosecutor that it does not intend to bring any action or impose any penalties on us relating to our activities in Switzerland.

Patent Litigation

In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our embolic coil products infringe two patents held by Boston Scientific and that this infringement is willful. Sales of our embolic coil products currently represent virtually all of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us. In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of our patents. In November 2006, we withdrew one of our three asserted patents from the litigation to pursue a reissue application filed with the United States Trademark and Patent Office (“USPTO”). Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S., of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.

Boston Scientific is also a party in two other lawsuits against Cordis and ev3/Micro Therapeutics, Inc. in which the Boston Scientific patents, which are the basis of Boston Scientific’s suit against us, are also at issue. An outcome of either of these lawsuits adverse to Cordis or ev3/Micro Therapeutics, Inc., and related to the same patent claims Boston Scientific asserts against us, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.

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

In March 2006, the court lifted the stay with respect to any claims that were confirmed as patentable in the reexamination proceedings and has permitted discovery in the case to commence with respect to those claims. Micrus subsequently negotiated with Boston Scientific, and the Court confirmed, a schedule that would permit discovery and claim construction proceedings to proceed for the second patent while it is still undergoing reexamination and reissue proceedings. Since the stay was lifted, Micrus and Boston Scientific have exchanged preliminary infringement and invalidity contentions, expert reports, claim construction briefs, and have deposed each other’s expert witnesses concerning each of the four patents-in-suit. Discovery is ongoing in the case. A hearing on claim construction was held on June 1, 2007. The Court has not calendared any other dates.

From time to time, we may be involved in other litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any other material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Stock Market under the symbol “MEND.” The following table sets forth the high and low daily bid prices per share of our common stock, as reported by The NASDAQ Stock Market.

Fiscal Year Ended March 31, 2007	High	Low

First Quarter	$15.00	$11.57
Second Quarter	$15.00	$11.11
Third Quarter	$20.50	$11.62
Fourth Quarter	$25.00	$18.75

Fiscal Year Ended March 31, 2006	High	Low

First Quarter (from June 16, 2005)	$11.40	$10.75
Second Quarter	$12.80	$9.65
Third Quarter	$10.25	$6.34
Fourth Quarter	$14.40	$8.40

The last reported sale price of our common stock on The NASDAQ Stock Market on May 31, 2007 was $21.39 share. As of May 31, 2007, there were approximately 100 holders of record of our common stock.

Dividend Policy

We have never declared a divided or paid any cash dividends on our common stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Unregistered Securities Sold in Fiscal 2007

During fiscal 2007, holders exercised 2005 common stock warrants covering 15,476 shares of common stock. No cash proceeds were received by us in connection with the exercises. As of March 31, 2007, there are no outstanding warrants to purchase shares of our stock.

On November 30, 2006, we issued 156,666 unregistered shares of our common stock to VasCon pursuant to Regulation D under the Securities Act of 1933. The shares were issued in partial consideration of the assets that we acquired pursuant to our Asset Purchase Agreement with VasCon.

Use of Proceeds

Our Registration Statement on Form S-1 (File No. 333-123154) related to our initial public offering (“IPO”) was declared effective by the SEC on June 16, 2005. The public offering commenced on June 17, 2005. All 3,250,000 shares of common stock offered in the final prospectus were sold at the initial closing on June 21, 2005, and an additional 250,000 shares of common stock subject to the underwriters’ over-allotment option, were sold at a third closing on July 6, 2005, in each case at a price to public of $11.00 per share (before deducting underwriting discounts and commissions) through a syndicate of underwriters managed by A.G. Edwards and Needham & Company, LLC. The aggregate gross proceeds of the shares offered and sold was $38.5 million, out of which we paid an aggregate of $2.7 million in underwriting discounts and commissions to the underwriters. In addition, as of March 31, 2006, we incurred additional expenses of approximately $2.8 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total expenses of approximately $5.5 million.

We have used and intend to continue to use the net proceeds of the public offering primarily for general corporate purposes, including costs associated with our entry into the Japanese and Chinese market, expansion of our sales force, research and development activities, technology and asset acquisition, facilities expansion and other working capital and capital expenditures. The amounts and timing of our actual expenditures will depend upon numerous factors, including the growth of our sales and marketing activities, status of our research and development efforts and the amount of cash generated by our operations, if any. We have used and may in the future also use a portion of the proceeds for the acquisition of, or investment in, companies, technologies, products or assets that complement our business.

We have not determined the amount of net proceeds to be used specifically for the foregoing purposes. As a result, management will have broad discretion over the proceeds from the IPO. Pending these uses, we intend to invest the net proceeds of the IPO in United States government and short-term investment grade securities.

Issuer Purchases of Equity Securities

We do not have a stock repurchase program and did not repurchase any of our equity securities during the year ended March 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of Securities
Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted Avearge	Equity Compensation
	Exercise of		Exercise Price of	Plans (Excluding
	Outstanding		Outstanding Options	Securities Reflected in
Plan Category	Options and Rights		and Rights	Colum(a))

Equity compensation plans approved by security holders	3,191,556	(1)	$10.71	1,469,384	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,191,556	(1)	$10.71	1,469,384	(2)

(1)	Includes 1,244,273 shares subject to options outstanding under our 1998 Plan and 1,947,283 shares subject to option outstanding under our 2005 Plan.

(2)	Includes 1,142,658 shares of common stock reserved for future issuance under our 2005 Plan and 326,726 shares of common stock reserved for future issuance under our Purchase Plan. As of April 1, 2007, the number of shares available for issuance under the foregoing plans automatically increased to 1,809,324 shares available for issuance under the 2005 Plan and 548,948 shares available for issuance under the Purchase Plan.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of the Company’s previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of the Company’s common stock shall not be deemed “filed” with the Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings.

The following graph shows a comparison of cumulative total return for the Company’s common stock, The NASDAQ Composite Index, and The NASDAQ Medical Equipment Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in the Company’s common stock and in each of the indexes on June 16, 2005 (the date the Company’s common stock commenced trading on The NASDAQ Stock Market). Data for The NASDAQ Composite Index and The NASDAQ Medical Equipment Index assume reinvestment of dividends. The Company has never paid dividends on its common stock and has no present plans to do so.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of March 31, 2007 and 2006 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2004 and 2003 and the selected consolidated balance sheet data as of March 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods. All per share amounts for all periods presented have been restated to reflect the 1-for-2.25 reverse stock split that became effective on June 10, 2005.

Consolidated Statements of Operations

	Years Ended March 31,
	2007(2)(3)	2006(4)	2005(5)	2004	2003
	(In thousands, except per share data)

Revenues	$58,795	$32,781	$24,012	$15,700	$8,287
Cost of goods sold(1)	15,361	9,710	8,003	5,725	3,629

Gross profit	43,434	23,071	16,009	9,975	4,658

Operating expenses:
Research and development(1)	7,904	6,589	2,360	2,927	1,763
Sales and marketing(1)	24,121	15,171	8,781	6,012	4,367
General and administrative(1)	19,308	10,307	11,884	3,511	3,080

Total operating expenses	51,333	32,067	23,025	12,450	9,210

Loss from operations	(7,899)	(8,996)	(7,016)	(2,475)	(4,552)
Interest and investment income	1,618	1,295	177	153	95
Interest expense	(14)	(12)	(29)	(20)	(11)
Other income (expense), net	565	(632)	164	328	287

Loss before income taxes	(5,730)	(8,345)	(6,704)	(2,014)	(4,181)
Income tax benefit	(247)	(84)	—	—	—

Net loss	(5,483)	(8,261)	(6,704)	(2,014)	(4,181)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	—	(659)	(588)	(530)	(476)

Net loss attributable to common stockholders	$(5,483)	$(8,920)	$(7,292)	$(2,544)	$(4,657)

Net loss per share attributable to common stockholders basic and diluted	$(0.38)	$(0.79)	$(5.22)	$(2.02)	$(3.82)

Weighted-average number of shares used in per share calculation basic and diluted	14,621	11,240	1,397	1,257	1,220

(1)	Includes non-cash stock-based compensation of the following:

	Years Ended March 31,
	2007	2006	2005	2004	2003

Cost of goods sold	$218	$26	$26	$11	$—
Research and development	$222	$22	$69	$207	$19
Sales and marketing	$802	$169	$134	$162	$13
General and administrative	$1,332	$172	$3,210	$174	$16

	March 31,
	2007(3)	2006(4)	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Total assets	$73,097	$62,114	$29,774	$17,878	$8,864
Mandatorily redeemable convertible preferred stock	$—	$—	$58,442	$49,479	$39,305
Total stockholders’ equity (deficit)	$56,294	$51,316	$(37,561)	$(34,193)	$(32,475)
Accumulated deficit	$(55,102)	$(49,619)	$(40,975)	$(34,271)	$(32,257)

(2)	In fiscal 2007, loss from operations, net loss and basic and diluted net loss per share include the impact of SFAS 123R, which were not present in prior years. Refer to Notes 2 and 9 of our Notes to Consolidated Financial Statements.

(3)	On November 30, 2006, we completed our acquisition of VasCon. The results of operations of Micrus Design Technology, a newly formed subsidiary, are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. Additionally, the acquired assets and liabilities assumed in the acquisition are included in the consolidated balance sheet subsequent to the acquisition date. See Note 3 of “Notes to Consolidated Financial Statements” for further details regarding the transaction.

(4)	On September 20, 2005, we completed our acquisition of Neurologic. The results of operations of Micrus Endovascular UK Limited, a newly formed subsidiary, are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. Additionally, the acquired assets and liabilities assumed in the acquisition are included in the consolidated balance sheet subsequent to the acquisition date. See Note 3 of “Notes to Consolidated Financial Statements” for further details regarding the transaction

(5)	In fiscal 2005, loss from operations, net loss and basic and diluted net loss per share include the impact of charges related to option modification of the former CEO’s options. Refer to Note 9 of our Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our product offerings. In August 2004, we introduced our Cerecyte microcoil product line and since June 2005 we have launched seven new products in the last 18 months, including microcoils, stents, microcatheters and guidewires. We intend to continue this product line expansion with the goal of continuing to increase our per-procedure revenue.

We also intend to continue to expand our direct sales force in the United States and Europe as necessary and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. We recorded product sales to Goodman of $8.7 million and $2.2 million in fiscal 2007 and 2006, respectively. The sales to Goodman accounted for 15% of revenues for the year ended March 31, 2007.

We currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash.

We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $58.8 million in fiscal 2007.

Since inception, we have been unprofitable. We have incurred net losses of $5.5 million, $8.3 million and $6.7 million in fiscal 2007, 2006 and 2005, respectively. As of March 31, 2007, we had cash and cash equivalents of $34.5 million. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that we will be profitable in the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of March 31, 2007, we had an accumulated deficit of $55.1 million.

Recent Developments

VasCon Acquisition.  On November 30, 2006, we completed the acquisition of VasCon LLC (“VasCon”), a privately held company engaged in the development and manufacture of vascular access and delivery devices. The acquisition of VasCon adds expertise in developing clinically advanced access and catheter systems to our core competencies and provides us with manufacturing capabilities that are expected to lead to cost reductions for a wide range of our products. VasCon’s existing cardio and peripheral vascular products will continue to be sold through non-Micrus distribution channels. Micrus Design Technology, Inc., a newly formed subsidiary, will develop and manufacture neurovascular access and delivery products for us, including our steerable catheter.

The transaction consisted of an up-front payment and additional contingent earn-out payments as described below. The total consideration paid of approximately $5.9 million as of March 31, 2007, consisted of the payment of approximately $2.5 million in cash, the issuance of 156,666 shares of our common stock having an aggregate value of approximately $3.0 million calculated based on the average closing price two days before and the day of the acquisition, and $404,000 in acquisition-related closing costs. Additionally, VasCon may receive certain earn-out payments in an amount not to exceed $10 million based on sales and manufacturing performance as set forth in the asset purchase agreement entered into by the parties. The common stock portion of the up-front payment was placed in escrow to satisfy certain indemnification obligations of VasCon and its members as described in such asset purchase agreement.

The results of operations of VasCon are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. As of March 31, 2007, the fair value of the net assets acquired exceeded the up-front purchase consideration resulting in negative goodwill in the amount of $1.6 million. Because the acquisition involves contingent consideration, the negative goodwill has been recorded as a deferred credit (non-current liability) in the consolidated balance sheet and will be reduced by the contingent consideration of up to $10 million that will be paid over the next three years, with any additional contingent consideration being recorded as goodwill.

We acquired certain intangible assets in the amount of $5.2 million in connection with the acquisition of VasCon. These intangible assets are comprised of existing process technology of $4.6 million, existing product technology of $260,000 and patents of $300,000. Purchased intangible assets are being amortized on a straight-line basis over a weighted-average period of approximately seven years.

Secondary Public Offering.  On July 19, 2006 we completed a secondary public offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. On July 19, 2006, the underwriters purchased 190,531 shares of common stock from us pursuant to the exercise of their over-allotment option. We did not receive any proceeds from the sale of common stock by the selling stockholders. The total cash proceeds from the exercise of the over-allotment option were approximately $2.0 million, net of the underwriting discount and offering expenses. Common stock offering expenses of $0.6 million were incurred by us on behalf of the selling stockholders and were expensed to general and administrative expense in the second quarter of fiscal 2007.

Adoption of SFAS 123R.  On April 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”). Under the fair value recognition provisions of this Statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. We transitioned to SFAS 123R using the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, excluding pre-IPO options for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB 25.

The adoption of SFAS 123R had and will have a material impact on our consolidated financial position and results of operations. See Note 9 to the consolidated financial statements for further discussion regarding the SFAS 123R disclosures.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the years ended March 31, 2007, 2006 and 2005:

	Years Ended March 31,
	2007	2006	2005
	%	%	%

Consolidated Statement of Operations Data:
Revenues	100%	100%	100%
Cost of goods sold	26%	30%	33%

Gross profit	74%	70%	67%

Operating expenses:
Research and development	13%	20%	10%
Sales and marketing	41%	46%	36%
General and administrative	33%	31%	50%

Total operating expenses	87%	97%	96%

Loss from operations	(13)%	(27)%	(29)%
Interest and investment income	3%	4%	1%
Interest expense	0%	0%	0%
Other income (expense), net	1%	(2)%	0%

Loss before income taxes	(9)%	(25)%	(28)%
Income tax benefit	0%	0%	0%

Net loss	(9)%	(25)%	(28)%
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	0%	(2)%	(2)%

Net loss attributable to common stockholders	(9)%	(27)%	(30)%

Fiscal Years Ended March 31, 2007 and 2006

Revenues

	Years Ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Americas	$31,618	$17,381	$14,237	82%
Europe	17,674	12,532	5,142	41%
Asia Pacific	9,503	2,868	6,635	231%

Total Revenues	$58,795	$32,781	$26,014	79%

Our revenues are derived primarily from sales of our microcoils and to a lesser extent sales of accessory devices used in the treatment of cerebral vascular diseases. The overall increase in revenues in fiscal 2007 compared to fiscal 2006 was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate, expansion of our direct and distributor sales force and the introduction of new products. In fiscal 2007, approximately 16% of our revenues were from sales of products released in the last 18 months, compared with approximately 6% in fiscal 2006. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte product sales in fiscal 2007. The increase in revenues from Asia Pacific in fiscal 2007 compared to fiscal 2006 was primarily due to product sales during the year to our distributor in Japan. Revenues from Asia Pacific in fiscal 2007 included sales of $8.7 million to our distributor in Japan, compared with the initial sales of $2.2 million in March 2006.

Gross Profit

	Years Ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Cost of goods sold	$15,361	$9,710	$5,651	58%
Gross profit	43,434	23,071	20,363	88%

Cost of goods sold consists of materials, direct labor, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, and amortization of capitalized license technology. The increase in cost of goods sold in fiscal 2007 compared to fiscal year 2006 was primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production (partially offset by increased manufacturing efficiencies). Cost of goods sold in fiscal 2007 includes the amortization of intangibles acquired from the acquisition of VasCon on November 30, 2006 and the amortization of capitalized license fees which we started to amortize in the third quarter of fiscal 2007 when we began selling the Pharos product and generating revenue. Additionally, non-cash stock-based compensation expense included in cost of goods sold was $218,000 and $26,000 in fiscal 2007 and 2006, respectively, with the increase primarily due to the adoption of SFAS 123R.

Gross margin was 74% in fiscal 2007 and 70% in fiscal 2006. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by higher levels of distributor sales of lower margin products primarily in Japan and certain European markets. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.

Operating Expenses

Research and Development

	Years Ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Research and development	$7,904	$6,589	$1,315	20%

Research and development expenses consist primarily of costs associated with the design, development, and testing of products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in fiscal 2007 compared to fiscal 2006 primarily due to an increase of $1.4 million in outside services and consulting fees related to new product development, an increase of $1.0 million related to increased headcount, an increase of $297,000 in supplies expense, as well as an increase of $200,000 in stock-based compensation expense primarily due to the adoption of SFAS 123R in fiscal 2007. These increases were partially offset by a decrease of $1.9 million primarily due to the purchase of intellectual property from Vascular FX in fiscal 2006. We expect our research and development expenses to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product improvements, and expand our existing product line.

Sales and Marketing

	Years Ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Sales and marketing	$24,121	$15,171	$8,950	59%

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in fiscal 2007 compared to fiscal 2006 primarily due to an increase of $2.9 million associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commission costs of $2.5 million on increased sales in the United States and Europe, an increase of $0.9 million in consulting expenses primarily due to outsourced product marketing functions, higher travel expenses of $0.7 million, an increase of $0.6 million in stock-based compensation expense primarily due to the adoption of SFAS 123R in fiscal 2007, an increase of $395,000 related to tradeshows, graphic design, promotional and printing costs in connection with new product releases, as well as an increase of $361,000 in meetings and conference expenses. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.

General and Administrative

	Years Ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

General and administrative	$19,308	$10,307	$9,001	87%

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit and information technology consulting. General and administrative expenses increased in fiscal 2007 compared to fiscal 2006 primarily due to an increase of $2.3 million related to higher finance and administrative personnel costs due to increased headcount, an increase of $2.3 million in legal fees primarily in connection with the patent litigation with Boston Scientific, an increase of $1.2 million in stock-based compensation expense primarily due to the adoption of SFAS 123R in fiscal 2007, an increase of $0.7 million in consulting fees in connection with our compliance with Sarbanes Oxley regulations, common stock offering expenses of $0.6 million we incurred on behalf of the selling stockholders in connection with our secondary offering, an increase of $406,000 primarily related to the amortization of identifiable intangible assets in connection with the purchase of Neurologic, an increase in audit fees of $393,000 and an increase of $257,000 in recruiting expense. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.

Other Income, Net

	Years Ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Interest and investment income	$1,618	$1,295	$323	25%
Interest expense	(14)	(12)	(2)	17%
Other income (expense), net	565	(632)	1,197	(189)%

Total other income, net	$2,169	$651	$1,518	233%

Other income, net consists primarily of investment income, interest expense, and foreign currency gains and losses. Total other income, net increased in fiscal 2007 compared to fiscal 2006 primarily due to an increase of $1.1 million related to foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, and an increase in interest and investment income of $323,000 primarily as a result of higher interest rates and higher cash and investment balances due primarily from proceeds from our IPO and secondary offering. During the first quarter of fiscal 2006, a non-operating charge of $158,000 was recorded as other expense upon the completion of the IPO for the change in fair value of the 2005 common stock warrants.

Income Taxes

We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income taxes. We had a total income tax benefit of approximately $247,000, $84,000 and zero in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, we accrued a foreign current tax benefit of approximately $63,000 compared to a foreign current tax benefit of $11,000 in fiscal 2006. The current year benefit is primarily attributable to additional benefited losses in the UK for the period after the Neurologic acquisition date. In fiscal 2007, we accrued a foreign deferred tax benefit of approximately $184,000 compared to a foreign deferred tax benefit of $73,000 in fiscal 2006. The increase in foreign deferred tax benefit in fiscal 2007 compared to fiscal 2006 is primarily attributable to an increase in tax benefit for the tax effect of the current year amortization related to the intangible assets acquired in the Neurologic transaction which are not deductible. As of March 31, 2007, we had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $36.0 million, $21.5 million and $0.9 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2008 and the foreign NOLs will expire beginning in 2013. We also have federal and state tax research and development credit carryforwards of approximately $1.0 million and $0.9 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at March 31, 2007 to offset our federal and state deferred tax assets. At March 31, 2006, a valuation allowance was recorded to fully offset the deferred tax assets.

Fiscal Years Ended March 31, 2006 and 2005

Revenues

	Years Ended March 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Americas	$17,381	$13,266	$4,115	31%
Europe	12,532	10,226	2,306	23%
Asia Pacific	2,868	520	2,348	452%

Total Revenues	$32,781	$24,012	$8,769	37%

Total revenues increased in fiscal 2006 compared to fiscal 2005 primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate and the introduction of new products. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte product sales in fiscal 2006. Our revenues in fiscal 2006 also included initial sales to our distributor in Japan of $2.2 million.

Gross Profit

	Years Ended March 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Cost of goods sold	$9,710	$8,003	$1,707	21%
Gross profit	23,071	16,009	7,062	44%

Cost of goods sold increased in fiscal 2006 compared to fiscal year 2005 primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production, partially offset by increased manufacturing efficiencies. Additionally, cost of goods sold in fiscal 2005 included a $279,000 impairment of inventory related to design changes to further enhance the handling and performance of the product and a $298,000 impairment of inventory related to products determined to be excess inventories.

Gross margin was 70% in fiscal 2006 compared to 67% in fiscal 2005. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by the increase in cost of goods sold of $426,000 due to higher per unit cost of inventory acquired in connection with the purchase of Neurologic that was sold from the acquisition date through the end of fiscal 2006 and import handling fees of $282,000 associated with product shipments through our prior distributor in Japan.

Operating Expenses

Research and Development

	Years Ended March 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Research and development	$6,589	$2,360	$4,229	179%

Research and development expenses increased in fiscal 2006 compared to fiscal 2005 primarily due to expenses in connection with the purchase of intellectual property (“IP”) from Vascular FX amounting to $2.5 million, an increase of $277,000 related to evaluating in-process technology, an increase of $0.6 million, in the form of an upfront licensing fee in connection with the Biotronik Agreement, an increase of $0.6 million related to increased headcount, as well as an increase of $192,000 in supplies expense and $143,000 in consulting expense associated with the developing and testing of new products.

Sales and Marketing

	Years Ended March 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Sales and marketing	$15,171	$8,781	$6,390	73%

Sales and marketing expenses increased in fiscal 2006 compared to fiscal 2005 primarily due to an increase of $2.6 million associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commission costs of $1.1 million on increased sales in the United States and Europe, higher travel expenses of $1.1 million, an increase of $0.6 million related to graphic design, promotional and printing costs in connection with new product releases and the relocation of our offices in the United States, Switzerland, and the United Kingdom, an increase of $277,000 related to consulting expenses incurred primarily due to outsourced product marketing functions, as well as an increase of $98,000 due to a randomized post product release trial with our Cerecyte product.

General and Administrative

	Years Ended
	March 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

General and administrative	$10,307	$11,884	$(1,577)	(13)%

General and administrative expenses decreased in fiscal 2006 compared to fiscal 2005 primarily due to a stock-based compensation charge in fiscal 2005 relating to our former Chief Executive Officer (“CEO”) of $3.0 million, a decrease in audit and tax fees of $1.0 million as our general and administrative expenses in fiscal year 2005 included audit and other fees related to the preparation for our IPO and for international tax restructuring and planning, and the monetary penalty of $450,000 pursuant to the agreement we entered into with the Department of Justice (“DOJ”) in February 2005, partially offset by increases of $0.7 million related to higher finance and administrative personnel costs, $388,000 related to the amortization of identifiable intangible assets in connection with the purchase of Neurologic, $358,000 due to higher insurance premiums for our directors and officers insurance policy associated with being a public company, $195,000 related to management bonuses in connection with our IPO, $299,000 associated with investor relations costs and board of directors fees, and $292,000 for regulatory costs associated with entering the Japanese market.

Other Income, Net

	Years Ended March 31,		Change
	2006	2005	$	%
	(Dollars in thousands)

Interest and investment income	$1,295	$177	$1,118	632%
Interest expense	(12)	(29)	17	(59)%
Other income (expense), net	(632)	164	(796)	(485)%

Total other income, net	$651	$312	$339	109%

Other income, net increased in fiscal 2006 compared to fiscal 2005 due to an increase in interest and investment income of $1.1 million primarily as a result of higher interest rates and higher cash and investment balances due primarily from proceeds from our IPO. This was partially offset by higher foreign exchange losses of $0.7 million resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, and a non-operating charge of $158,000 recorded upon the completion of our IPO for the change in fair value of the 2005 common stock warrants.

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

Liquidity and Capital Resources

	Years Ended March 31,
	2007	2006	2005

Cash flow activities:
Net cash used in operating activities	$(556)	$(9,055)	$(3,402)
Net cash (used in) provided by investing activities	$(5,451)	$(5,940)	$2,462
Net cash provided by financing activities	$5,098	$35,666	$11,255

Since our inception, we have funded our operations primarily through issuances of stock and related warrants. From November 1996 to March 2005, issuances of convertible preferred stock and related warrants provided us with aggregate proceeds of $59.9 million, net issuance costs. On June 21, 2005, we completed an IPO in which we sold 3,250,000 shares of our common stock at $11.00 per share for net cash proceeds to us of approximately $33.2 million, net of underwriting discounts and commissions. On July 6, 2005, we sold an additional 250,000 shares of common stock at $11.00 per share pursuant to the over-allotment option granted to the underwriters. Together with the over-allotment shares sold by us, cash proceeds to us in the offering were approximately $33.0 million, net of underwriting discounts and offering expenses. On July 19, 2006 we completed a secondary public offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. On July 19, 2006, the underwriters purchased 190,531 shares of common stock from us pursuant to their over-allotment option. We did not receive any proceeds from the sale of common stock by the selling stockholders. The total cash proceeds from the over-allotment were approximately $2.0 million, net of the underwriting discount and offering expenses. Common stock offering expenses of $0.6 million were incurred by us on behalf of the selling stockholders and were expensed to general and administrative expense in the second quarter of fiscal 2007.

As of March 31, 2007, we had cash and cash equivalents of $34.5 million, compared to $36.1 million at March 31, 2006. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in operating activities was $0.6 million during fiscal 2007 compared to $9.1 million during fiscal 2006 and $3.4 million during fiscal 2005. Net cash used in operating activities during fiscal 2007 resulted primarily from operating losses, an increase in inventory due to the buildup of finished goods inventory in anticipation of future sales and an increase in the number of consignment locations, an increase in prepaid expenses and other current assets primarily related to the payment of directors and officers insurance premiums, a decrease in accounts payable due to timing of payments made to our vendors and a decrease in other non current liabilities primarily related to contingent purchase price associated with the VasCon acquisition. These factors were partially offset by a decrease in accounts receivable due to improved collection efforts which resulted in lower days sales outstanding, an increase in accrued payroll and related expenses attributable to increased headcount and the timing of payroll payments, an increase in accrued liabilities due to higher accrued professional fees associated with legal fees and Sarbanes Oxley compliance and higher VAT payables, and non-cash items such as stock-based compensation expense primarily due to the adoption of SFAS 123R, depreciation and amortization, and provision for excess and obsolete of inventories.

Net cash used in operating activities during fiscal 2006 resulted primarily from operating losses, an increase in accounts receivable due to an increase in the number of microcoil products sold, including the initial sales to our distributor in Japan in March 2006, and a decrease in accounts payable primarily attributable to payments of audit fees related to our IPO and payments to the DOJ and payment of other legal costs related to Foreign Corrupt Practices Act (“FCPA”) matters. These factors were partially offset by an increase in accrued payroll and related expenses due to increased headcount, an increase in accrued liabilities primarily arising from import handling fees associated with shipments to Japan and the short-term portions of deferred revenue recorded for the upfront payment under our distribution agreement with Goodman and an increase in non-current liabilities primarily consisting of a deferred tax liability recorded in connection with the Neurologic acquisition and the long-term portion of deferred revenue recorded for the upfront payment pursuant to our distribution agreement with Goodman.

Net cash used in operating activities during fiscal 2005 resulted primarily from operating losses, an increase in accounts receivable due to an increase in the number of microcoils sold and an increase in inventory primarily due to an increase in the number of consignment locations. These factors were partially offset by an increase in stock-based compensation expense primarily resulting from a charge for stock options modified in connection with our settlement agreement with our former chief executive officer, an increase in accrued payroll and related expenses attributable primarily to increased headcount and an increase in accounts payable attributable to audit fees related to our IPO and monetary penalties assessed by the DOJ and legal costs incurred relating to FCPA issues.

Net cash used in investing activities was $5.5 million during fiscal 2007, compared to $5.9 million during fiscal 2006 and net cash provided by investing activities of $2.5 million during fiscal 2005. Net cash used in investing activities during fiscal 2007 was primarily related to the acquisition of VasCon, earn-out payment associated with the purchase of Neurologic, the milestone payment to Biotronik which has been capitalized as licensed technology and the purchase of capital equipment partially offset by proceeds from the sale of marketable securities. Net cash used in investing activities during fiscal 2006 was primarily related to the purchase of Neurologic, the purchase of capital equipment primarily related to the relocation of our corporate headquarters and manufacturing facilities, and the milestone payment to Biotronik which has been capitalized as capitalized license technology. Net cash provided by investing activities during fiscal 2005 was primarily related to the proceeds from sales of marketable securities, partially offset by the purchase of capital equipment.

Net cash provided by financing activities was $5.1 million during fiscal 2007, compared to $35.7 million during fiscal 2006 and $11.3 million during fiscal 2005. Net cash provided by financing activities during fiscal 2007 consisted of net proceeds from the exercise of the over-allotment option by the underwriters in connection with our secondary offering, and proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan. Net cash provided by financing activities during fiscal 2006 primarily consisted of net proceeds from the sale of common stock in our IPO, net proceeds from the over-allotment option exercise by the underwriters, proceeds from the exercise of preferred and common stock warrants, and proceeds from the exercise of stock options and purchased common stock under our employee stock purchase plan, partially offset by payments related to issuance costs for preferred stock. Net cash provided by financing activities during fiscal 2005 primarily consisted of net proceeds from the issuance of Series E preferred stock and warrants and proceeds from the exercise of stock options and preferred stock warrants, partially offset by the expenditures incurred in preparation for the IPO.

To the extent that existing cash and cash generated from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into such agreements in the future, which could require us to seek additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Although our significant policies are more fully described in Note 2 to our Consolidated Financial Statements appearing at the end of this report, we believe the following accounting policies to be critical to the judgment and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  Our revenues are derived primarily from the sale of our microcoil product line and related equipment and accessories to hospitals and third-party distributors.

Revenues are recognized when evidence of an arrangement exists, delivery to the customer has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenues are recognized generally upon shipment, after the receipt of a replenishment or purchase order, except sales made to our South American distributors. Due to longer delays in receiving payments and a higher level of write-offs relating to our South American distributors, we have been unable to conclude that collectibility is reasonably assured at the time that the customer takes title to the inventory on sales to this class of customers. Accordingly, for this class of customers, we recognize revenues when collectibility is reasonably assured which is generally when cash is collected.

Allowance for Doubtful Accounts.  In estimating the collectibility of our accounts receivable, we analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in customer payment terms. We regularly review the adequacy of our accounts receivable allowance after considering changes in customers’ financial condition and the aging of account receivable balances. If there are unanticipated future events, this allowance may need to be adjusted.

Our accounts receivable balance was $8.2 million and $8.3 million, net of allowances for doubtful accounts and for product returns of $234,000 and $317,000 at March 31, 2007 and 2006, respectively.

Excess and Obsolete Inventory.  We calculate an inventory provision for estimated obsolescence or excess inventories based upon historical turnover and assumptions about future demand for our products and market conditions. Our products have a three-year shelf life, with the exception of our Cerecyte microcoils, which have a two-year shelf life. Our products are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of microcoils, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Future product introductions and related inventories may require additional provision based upon changes in market demand or introduction of competing technologies. Increases in the provision for excess and obsolete inventories result in a corresponding expense to cost of goods sold.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance on our federal and state net deferred tax assets as of March 31, 2007 and a full valuation allowance on our net deferred tax assets as of March 31, 2006, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry forwards and research and development tax credits.

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

Due to the adoption of SFAS 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we have elected to follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax credit. We will recognize the full effect of these deductions in the statements of operations when the valuation allowance is released.

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

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our loss from operations, net loss and net loss per share.

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

The guidance in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. See Note 9 to our consolidated financial statements for further information regarding the SFAS 123R.

Recent Accounting Pronouncements

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings and therefore are effective for us in the first quarter of fiscal 2008. We are currently in the process of evaluating the effects of adopting FIN 48 and the impact of adoption on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS 159 to determine its impact on our consolidated financial position, results of operations or cash flows.

Contractual Obligations

We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.

As of March 31, 2007, our contractual commitments were as follows:

	Payments Due by Period
		Less Than	1-3	3-5	Beyond
Contractual obligations:	Total	1 Year	Years	Years	5 Years

Non-cancelable operating lease obligations	$3,521	$738	$1,871	$912	$—
Purchase commitments	2,508	2,508	—	—	—

Total	$6,029	$3,246	$1,871	$912	$—

We paid the second year earn-out amount associated with the purchase of Neurologic in April 2007. The future earn-out payments will be one-third of Neurologic’s product sales during specified periods.

We are required to pay future earn-out amounts associated with the purchase of VasCon. The future earn-out payments will be an amount not to exceed $10 million based on the sales and manufacturing performance of Micrus Design Technology, Inc. as set forth in the asset purchase agreement.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Market Risks.  Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $167,000 related to our loan with Micrus SA and a $12,000 decrease in our comprehensive loss from our investment in Micrus SA. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $200,000 decrease in our comprehensive loss from our investment in Micrus UK. A hypothetical 10% decline in the value of the Euro versus the Swiss franc would cause us to recognize a loss of $226,000 based on our foreign denominated receivables as of March 31, 2007.

In fiscal 2007, approximately 31% of our revenues was denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.

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

We have completed an integrated audit of Micrus Endovascular Corporation’s fiscal year 2007 consolidated financial statements and of its internal control over financial reporting as of March 31, 2007 and audits of its March 31, 2006 and March 31, 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micrus Endovascular Corporation and its subsidiaries at March 31, 2007 and March 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 and 9 to the Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2007.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Micrus Design Technology, Inc., from its assessment of internal control over financial reporting as of March 31, 2007 because it was acquired by the Company in a purchase business combination during the third quarter of fiscal 2007. We have also excluded Micrus Design Technology, Inc. from our audit of internal control over financial reporting. Micrus Design Technology, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 11% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2007.

/s/  PricewaterhouseCoopers LLP

San Jose, California
June 7, 2007

MICRUS ENDOVASCULAR CORPORATION

Consolidated Balance Sheets

	March 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$34,536	$36,104
Short-term investments	—	984
Accounts receivable, net of allowance for doubtful accounts of $234 and $317 at March 31, 2007 and 2006, respectively	8,168	8,267
Inventories	9,049	4,479
Prepaid expenses and other current assets	1,442	766

Total current assets	53,195	50,600
Property and equipment, net	4,648	2,488
Goodwill	5,552	3,309
Intangible assets, net	9,405	5,417
Other assets	297	300

Total assets	$73,097	$62,114

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,660	$2,088
Accrued payroll and other related expenses	6,145	3,147
Accrued liabilities	6,288	4,308

Total current liabilities	14,093	9,543
Other non-current liabilities	2,710	1,255

Total liabilities	16,803	10,798

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value;
Authorized: 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding:15,249,057 shares and 14,190,287 shares at March 31, 2007 and 2006, respectively	152	142
Additional paid-in capital	111,920	101,430
Deferred stock-based compensation	(164)	(397)
Accumulated other comprehensive loss	(512)	(240)
Accumulated deficit	(55,102)	(49,619)

Total stockholders’ equity	56,294	51,316

Total liabilities and stockholders’ equity	$73,097	$62,114

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Operations

	Years Ended March 31,
	2007	2006	2005
	(In thousands, except
	per share amounts)

Revenues	$58,795	$32,781	$24,012
Cost of goods sold	15,361	9,710	8,003

Gross profit	43,434	23,071	16,009

Operating expenses:
Research and development	7,904	6,589	2,360
Sales and marketing	24,121	15,171	8,781
General and administrative	19,308	10,307	11,884

Total operating expenses	51,333	32,067	23,025

Loss from operations	(7,899)	(8,996)	(7,016)
Interest and investment income	1,618	1,295	177
Interest expense	(14)	(12)	(29)
Other income (expense), net	565	(632)	164

Loss before income taxes	(5,730)	(8,345)	(6,704)
Income tax benefit	(247)	(84)	—

Net loss	(5,483)	(8,261)	(6,704)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	—	(659)	(588)

Net loss attributable to common stockholders	$(5,483)	$(8,920)	$(7,292)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.38)	$(0.79)	$(5.22)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,621	11,240	1,397

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated		Total
			Additional	Deferred	Other		Stockholders’
	Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Loss	Deficit	(Deficit)
	(In thousands)

Balance at March 31, 2004	1,261	$13	$1,365	$(1,032)	$(268)	$(34,271)	$(34,193)
Comprehensive loss:
Net loss	—	—	—	—	—	(6,704)	(6,704)
Translation adjustments	—	—	—	—	(56)	—	(56)
Change in unrealized loss on available-for-sale investments	—	—	—	—	(44)	—	(44)

Total comprehensive loss							(6,804)
Issuance of common stock in exchange for in-process technology	4	—	25	—	—	—	25
Accretion of redeemable convertible preferred stock to redemption value	—	—	(588)	—	—	—	(588)
Beneficial conversion feature related to issuance of Series E preferred stock	—	—	383	—	—	—	383
Exercise of stock options	203	2	175	—	—	—	177
Amortization of deferred stock-based compensation	—	—	—	265	—	—	265
Deferred stock-based compensation associated with stock options forfeited	—	—	(137)	137	—	—	—
Non-employee stock-based compensation	—	—	189	—	—	—	189
Stock-based compensation related to option modification	—	—	2,985	—	—	—	2,985

Balance at March 31, 2005	1,468	15	4,397	(630)	(368)	(40,975)	(37,561)
Comprehensive loss:
Net loss	—	—	—	—	—	(8,261)	(8,261)
Translation adjustments	—	—	—	—	92	—	92
Change in unrealized loss on available-for-sale investments	—	—	—	—	36	—	36

Total comprehensive loss							(8,133)
Issuance of common stock in connection with the initial public offering (“IPO”), net of issuance costs	3,250	33	30,439	—	—	—	30,472
Conversion of preferred stock to common stock in connection with the IPO	7,920	79	59,148	—	—	—	59,227
Exercise of over-allotment by underwriters	250	3	2,555	—	—	—	2,558
Reclassification of liability for Series E preferred stock warrants upon IPO	—	—	3,358	—	—	—	3,358
Beneficial conversion feature related to issuance of Series E preferred stock	—	—	—	—	—	(383)	(383)
Accretion of preferred stock	—	—	(276)	—	—	—	(276)

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) — (Continued)

					Accumulated		Total
			Additional	Deferred	Other		Stockholders’
	Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Loss	Deficit	(Deficit)
	(In thousands)

Exercise of common stock warrants	699	6	863	—	—	—	869
Exercise of stock options	563	6	459	—	—	—	465
Issuance of common stock under employee stock purchase plan	40	—	333	—	—	—	333
Amortization of deferred stock-based compensation	—	—	—	229	—	—	229
Deferred stock-based compensation associated with stock options forfeited	—	—	(4)	4	—	—	—
Non-employee stock-based compensation	—	—	160	—	—	—	160
Payment for fractional shares on stock split	—	—	(2)	—	—	—	(2)

Balance at March 31, 2006	14,190	142	101,430	(397)	(240)	(49,619)	51,316
Comprehensive loss:
Net loss	—	—	—	—	—	(5,483)	(5,483)
Translation adjustments	—	—	—	—	(283)	—	(283)
Change in unrealized loss on available-for-sale investments	—	—	—	—	11	—	11

Total comprehensive loss							(5,755)
Exercise of over-allotment by underwriters	190	2	2,037	—	—	—	2,039
Issuance of common stock in connection with VasCon acquisition	157	2	2,970	—	—	—	2,972
Exercise of common stock warrants	15	—	—	—	—	—	—
Exercise of stock options	619	6	2,298	—	—	—	2,304
Issuance of common stock under employee stock purchase plan	78	—	755	—	—	—	755
Stock-based compensation under SFAS 123R (including amount capitalized in inventory of $89)	—	—	2,293	—	—	—	2,293
Amortization of deferred stock-based compensation	—	—	—	213	—	—	213
Deferred stock-based compensation associated with stock options forfeited	—	—	(20)	20	—	—	—
Non-employee stock-based compensation	—	—	157	—	—	—	157

Balance at March 31, 2007	15,249	$152	$111,920	$(164)	$(512)	$(55,102)	$56,294

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statement of Cash Flows

	Years Ended March 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(5,483)	$(8,261)	$(6,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,143	989	505
Provision for doubtful accounts	(84)	102	11
Loss on disposal of equipment	4	1	2
Provision for excess and obsolete inventories	279	264	734
Increase in fair value of 2005 common stock warrants	—	158	—
Realized (gain) loss on investments	(4)	5	16
Stock-based compensation	2,574	389	3,439
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	601	(4,005)	(1,385)
Inventories	(3,810)	(239)	(2,470)
Prepaid expenses and other current assets	(645)	(134)	(159)
Other assets	19	(208)	(28)
Accounts payable	(437)	(938)	1,522
Accrued payroll and other related expenses	2,936	1,507	583
Accrued liabilities	1,744	826	549
Other non-current liabilties	(393)	489	(17)

Net cash used in operating activities	(556)	(9,055)	(3,402)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	1,000	2,000	3,074
Acquisition of property and equipment	(1,343)	(2,070)	(612)
Purchase of VasCon, LLC, net of cash acquired	(2,860)	—	—
Purchase of Neurologic UK Ltd., net of cash acquired	(1,414)	(5,139)	—
Payment to Biotronik AG for developed technology	(834)	(731)	—

Net cash (used in) provided by investing activities	(5,451)	(5,940)	2,462

Cash flows from financing activities:
Proceeds from (costs of) issuance of convertible preferred stock and warrants	—	(11)	11,861
Proceeds from issuance of common stock, net of issuance costs	2,039	33,872	(844)
Proceeds from exercise of preferred and common stock warrants	—	1,007	61
Proceeds from exercise of stock options	2,304	465	177
Proceeds from employee stock purchase plan	755	333	—

Net cash provided by financing activities	5,098	35,666	11,255

Effect of foreign exchange rate changes on cash	(659)	416	(225)
Net increase (decrease) in cash and cash equivalents	(909)	20,671	10,315
Cash and cash equivalents at beginning of year	36,104	15,017	4,927

Cash and cash equivalents at end of year	$34,536	$36,104	$15,017

Supplemental disclosure of cash flow information:
Interest paid	$14	$12	$29
Income taxes paid — liability assumed in Neurologic UK Ltd. acquisition	$—	$192	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for purchase of VasCon, LLC	$2,972	$—	$—
Conversion of preferred stock to common stock in connection with IPO	$—	$59,227	$—
Accretion to redemption value of redeemable convertible preferred stock including beneficial conversion feature	$—	$659	$588
Reclassification of 2005 common stock warrants to equity in connection with IPO	$—	$3,358	$—
Accrued earn-out payment associated with the purchase of Neurologic UK Ltd.	$2,232	$1,403	$—
Accrued milestone payment associated with the Biotronik AG transaction	$—	$732	$—
Accrued offering costs for issuance of common stock	$—	$—	$450

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

Revenue recognition and product warranty

The Company generates revenue from the sale of its microcoil product line and related equipment and accessories. Revenue is generated from sales to hospitals and third-party distributors.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sales made to the Company’s South American distributors are made according to the same contractual terms as sales made to other customers. However, the Company has historically experienced longer delays in receiving payments and a higher level of write-offs relating to its South American distributors and has been unable to conclude that collectibility is reasonably assured at the time that the customer takes title to the inventory on sales to this class of customers. Accordingly, for this class of customers, the Company recognizes revenue when cash is collected. Revenues recognized from these customers were $1,057,000, $839,000 and $757,000 for the years ended March 31, 2007, 2006 and 2005, respectively. The related cost of goods sold is deferred and recognized at the time the related sale is recognized.

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

The Company grants credit to its customers, which are primarily located in the United States, Europe, Asia Pacific and South America, and performs ongoing credit evaluations on its customers and collateral is generally not required for trade receivables. The Company maintains allowance for potential credit losses and such losses have been within the Company’s expectations.

The Company had one customer which accounted for 15% of revenues for the year ended March 31, 2007. No customer accounted for 10% of accounts receivable at March 31, 2007. For the year ended March 31, 2006, no customer accounted for 10% of the Company’s revenues. The Company had one customer which accounted for 26% of accounts receivable at March 31, 2006. The Company had one customer which accounted for 14% of revenues for the year ended March 31, 2005.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A portion of the Company’s sales operations are based outside of the United States, principally in Europe, Asia Pacific and South America. As a result, the Company must comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions and rates and methods of taxation.

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

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities. The estimated fair value for the Company’s investments in marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

Inventories

Inventories of raw materials, work-in-progress and finished goods are stated at the lower of cost or market, cost being determined under a standard cost method, which approximates actual cost on a first-in, first-out basis.

The Company makes inventory provisions for estimated excess and obsolete inventory based on management’s assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory provisions may be required.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which is generally three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Construction in progress is not depreciated until the related asset is placed in service. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the statements of operations. Maintenance and repairs are expensed as incurred.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through March 31, 2007, there have been no such impairments.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Negative goodwill represents the excess fair value of the net assets acquired in a business combination over the purchase price. If the acquisition involves contingent consideration, the negative goodwill is recorded as a deferred credit (non-current liability) in the consolidated balance sheet and is reduced by the contingent consideration that is paid, with any additional contingent consideration being recorded as goodwill.

Intangible assets resulting from acquisitions are estimated by management based on the fair market value of assets received. Identifiable intangible assets are comprised of existing process and product technology, distribution agreements, non-compete agreements and customer relationships, and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over their estimated useful lives ranging from two to seven years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization. The Company evaluates goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances suggest that the carrying amounts may not be recoverable.

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

Through March 31, 2007, there have been no impairment charges related to goodwill and intangible assets.

Comprehensive loss

Comprehensive loss generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on its available-for-sale securities and the foreign currency translation represent the only components of comprehensive loss excluded from reported net loss. These components of comprehensive loss are presented in the statements of stockholders’ equity (deficit).

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and development

Research and development costs are charged to operations as incurred and consist primarily of costs associated with evaluating in-process technology, purchases of intellectual property, personnel costs and supplies.

Advertising costs

Advertising costs are expensed as incurred and included in sales and marketing expenses.

Shipping and handling of products

Amounts billed to customers for shipping and handling of products are included in revenues. Costs incurred related to shipping and handling of products are included in cost of goods sold.

Foreign currency transactions

Other income includes foreign currency gains or losses related to a loan with the Company’s Swiss subsidiary, and currency gains or losses resulting from differences in exchange rates between the time of recording of the transaction and the cash settlement of foreign currency denominated receivables and payables. The Company recorded currency gains (losses) for the years ended March 31, 2007, 2006 and 2005 of $667,000, ($444,000) and $223,000, respectively.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, restricted stock units, warrants and redeemable convertible preferred shares. There is no difference between basic and diluted net loss per share for all periods presented due to the Company’s net losses.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Anti-dilutive securities

The following outstanding stock options, restricted stock units, redeemable convertible preferred shares and warrants were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Years Ended March 31,
	2007	2006	2005

Redeemable convertible preferred stock (as if converted)	—	—	7,901
Shares issuable upon exercise of common stock options	3,182	2,804	2,447
Shares issuable upon settlement of restricted stock units	10	—	—
Warrants to purchase common stock	—	—	834
Warrants to purchase redeemable convertible preferred stock (as if converted)	—	—	405

	3,192	2,804	11,587

Stock-based compensation

The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan which enables employees to purchase the Company’s common stock.

On April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, excluding pre-IPO options for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB 25.

Due to the adoption of SFAS 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company has elected to follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes. Also, the Company has elected to ignore the indirect tax effects of share-based compensation deductions in computing its research and development tax credit. the Company will recognize the full effect of these deductions in the statements of operations when the valuation allowance is released.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS 123R had and will have a material impact on the Company’s consolidated financial position and results of operations. See Note 9 for further information regarding stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if stock-based compensation expense had been recorded.

Recent accounting pronouncements

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating tax positions. Step one, Recognition, occurs when a company concludes that a tax position is more likely than not to be sustained upon examination. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle to be recorded as an adjustment to the beginning balance of retained earnings and therefore are effective for the Company in the first quarter of fiscal 2008. The Company is currently in the process of evaluating the effects of adopting FIN 48 and the impact of adoption on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (’SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS 159 to determine its impact on its consolidated financial position, results of operations or cash flows.

Note 3 — Business Combination and Technology Agreements

Fiscal 2007 Business Combination

VasCon

On November 30, 2006, the Company completed the acquisition of VasCon, a privately held company engaged in the development and manufacture of vascular access and delivery devices. The acquisition of VasCon adds expertise in developing clinically advanced access and catheter systems to the Company’s core competencies and provides the Company with manufacturing capabilities that are expected to lead to cost reductions for a wide range of the Company’s products. VasCon’s existing cardio and peripheral vascular products will continue to be sold through non-Micrus distribution channels. Micrus Design Technology, Inc., a newly formed subsidiary of the Company, will develop and manufacture neurovascular access and delivery products for the Company, including the Company’s steerable catheter.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The transaction included an up-front payment and additional contingent earn-out payments as described below. The total consideration paid of approximately $5,876,000 as of March 31, 2007, consisted of the up-front payment of approximately $2,500,000 in cash, the issuance of 156,666 shares of the Company’s common stock having an aggregate value of approximately $2,972,000 calculated based on the average closing price two days before and the day of the acquisition and $404,000 in acquisition-related closing costs. Additionally, VasCon may receive certain earn-out payments in an amount not to exceed $10,000,000 based on sales and manufacturing performance as set forth in the asset purchase agreement entered into by the parties. The common stock portion of the up-front payment was placed in escrow to satisfy certain indemnification obligations of VasCon and its members as described in such asset purchase agreement.

The consideration paid was comprised of (in thousands):

Initial cash payment	$2,500
Issuance of shares of common stock	2,972
Acquistion-related closing costs	404

Total purchase price	$5,876

The results of operations of Micrus Design Technology are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. As of March 31, 2007, the fair value of the net assets acquired exceeded the purchase consideration resulting in negative goodwill in the amount of $1,596,000. Because the acquisition involves contingent consideration, the negative goodwill has been recorded as a deferred credit (non-current liability) in the consolidated balance sheet and will be reduced by the contingent consideration of up to $10,000,000 that will be paid over the next three years, with any additional contingent consideration being recorded as goodwill. The consideration paid was allocated as follows (in thousands):

Inventories	$592
Fixed assets	1,654
Other acquired net assets	76
Intangible assets	5,150
Contingent purchase price	(1,596)

Total purchase price	$5,876

The Company acquired certain intangible assets in the amount of $5,150,000 in connection with the acquisition of VasCon. These intangible assets are comprised of existing process technology of $4,590,000, existing product technology of $260,000 and patents of $300,000. The Company determined the valuation of the identifiable intangible assets acquired in the transaction using future revenue assumptions and a valuation analysis. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry. These purchased intangible assets are being amortized on a straight-line basis over a weighted-average period of approximately seven years.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents unaudited pro forma financial information for the combined entity of Micrus Endovascular and VasCon for the year ended March 31, 2007 and 2006, as if the acquisition had occurred at the beginning of each of the periods presented after giving effect to certain pro forma adjustments (in thousands except for per share data):

	Years Ended March 31,
	2007	2006

Revenues	$59,587	$37,032
Net loss attributable to common stockholders	$(7,220)	$(9,751)
Net loss per share attributable to common stockholders — basic and diluted	$(0.49)	$(0.86)

Fiscal 2006 Business Combination

Neurologic

On September 20, 2005, the Company entered into a Share Purchase Agreement (“Purchase Agreement”) acquiring all of the outstanding capital stock of Neurologic UK Limited (“Neurologic”), a privately held distributor of the Company’s products in the United Kingdom (“UK”). Neurologic accounted for approximately 14% of the Company’s revenues during the fiscal year ended March 31, 2005. The acquisition of Neurologic, which was the Company’s largest distributor, has provided the Company with additional leverage and a strengthened presence in the UK market and the Company has used this acquisition as a platform to expand sales to existing accounts and support sales to customers using alternative procedures and competing products.

The transaction included an initial cash payment of approximately $4,709,000 in addition to future multi-year revenue based earn-out payments. All three earn-out payments shall be one-third of Neurologic’s product sales during specified periods. At March 31, 2007 and 2006, the Company has accrued for the additional consideration of approximately $2,232,000 and $1,403,000 for the first and second year earn-out payments, respectively, which has been added to goodwill (See Note 4). The Company paid the first and second year earn-outs in April 2006 and April 2007, respectively. In November 2005, the Company paid additional consideration of approximately $120,000 as a purchase price adjustment pursuant to the provisions of the Purchase Agreement.

As a result of the purchase of Neurologic, the Company established a new wholly owned subsidiary in the UK and changed the name from Neurologic to Micrus Endovascular UK Limited (“Micrus UK”). The Company concurrently entered into long term Services Agreements with each of the two founders of Neurologic to provide for their employment by Micrus UK.

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

The results of operations of Neurologic are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.

The total consideration paid of approximately $9,402,000 consisted of the cash payments and accrued second year earn-out payment totaling $8,475,000, the assumed forgiveness of receivables from Neurologic to Micrus Endovascular SA at the acquisition date of $611,000, and direct acquisition related costs of $316,000.

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $3,900,000 using future revenue assumptions and a valuation analysis. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry. The Company has recorded goodwill of $5,552,000 associated with the purchase of Neurologic.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill has been allocated to the Company’s Europe business segment.

The consideration paid for Neurologic was comprised of (in thousands):

Total cash payments and accrued second year earn-out payment	$8,475
Forgiven intercompany payables	611
Direct acquisition related costs	316

Total consideration	$9,402

The purchase price of Neurologic was allocated as follows (in thousands):

Acquired net assets	$664
Deferred tax liability	(714)
Goodwill	5,552
Other intangible assets consisting of:
Customer relationships	900
Distribution agreements	2,300
Non-compete agreements	700

Total purchase price	$9,402

Any future earn-out payments will be added to goodwill.

The Company has recorded a deferred tax liability for the tax effect of the amortizable intangible assets which are not deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$6
Accounts receivable	760
Inventories	690
Prepaid expenses and other current assets	143

Total current assets acquired	1,599
Accounts payable	(612)
Accrued and other liabilities	(323)

Total current liabilities assumed	(935)

Net assets acquired	$664

The following table presents unaudited pro forma financial information for the combined entity of Micrus Endovascular and Neurologic for the years ended March 31, 2006 and 2005, as if the acquisition had occurred at the beginning of each of the periods presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Years Ended March 31,
	2006	2005

Revenues	$33,560	$25,356
Net loss attributable to common stockholders	$(9,220)	$(7,706)
Net loss per share attributable to common stockholders — basic and diluted	$(0.82)	$(5.52)

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology Agreements

Vascular FX

On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company, pursuant to which the Company purchased the intellectual property (“IP”) of Vascular FX. The $4,000,000 cash purchase price included a $1,500,000 payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future product sales. On January 31 and May 31, 2006, the Company made milestone payments of $1,000,000 and $1,500,000, respectively. The Company has recorded the initial and milestone payments in the corresponding accounting periods as research and development expense since there are currently no FDA approved products being sold and the intellectual property has no alternative future use. There are no future milestone payments to Vascular FX under the terms of the agreement.

Biotronik AG

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

Under the terms of the Biotronik Agreement, the Company paid an upfront licensing fee of €500,000, or approximately $610,000, and was required to make milestone payments to Biotronik upon receipt of approvals to market stent products jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. The Company has recorded the upfront licensing fee as research and development expense in the fiscal year ended March 31, 2006 as there were no regulatory clearances for a product at that time. In February 2006, Biotronik met the established milestones of the agreement when it received CE Mark clearance for the Pharos product intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence the Company paid milestone payments to Biotronik of $731,000 and $732,000 in March and April 2006, respectively. The Company recorded the milestone payments of $1,463,000 as capitalized licensed technology at March 31, 2006. Under the terms of this agreement, there are no future milestone payments to Biotronik related to the Pharos stent. The Company capitalized additional costs associated with the Pharos stent development of $102,000 in the first quarter of fiscal 2007. The Company commenced amortization of the capitalized licensed technology in the third quarter of fiscal 2007 when it began selling the Pharos product and generating revenue. This capitalized licensed technology will be amortized over the estimated useful life of seven years. Additionally, the Company has accrued royalty payments of approximately $34,000 to Biotronik for the products sold in fiscal 2007.

Note 4 — Balance Sheet Components

Available-for-sale securities

Available-for-sale securities are summarized as follows (in thousands):

March 31,
2006

Government Securities:
Fair market value	$984
Amortized cost basis	995

Unrealized gain (loss)	$(11)

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2007, the Company did not have any short-term investments.

Inventories

Inventories consisted of the following (in thousands):

	March 31,
	2007	2006

Raw materials	$1,862	$507
Work-in-progress	1,413	462
Finished goods	3,005	1,197
Consigned inventory	2,622	2,082
Inventory held by Latin American distributors	147	231

	$9,049	$4,479

Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.

Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2007	2006

Computer equipment and software	$1,210	$1,093
Furniture, fixtures and equipment	4,701	2,419
Leasehold improvements	936	1,040
Construction in progress	148	—

Total cost	6,995	4,552
Less accumulated depreciation and amortization	(2,347)	(2,064)

	$4,648	$2,488

Depreciation and amortization expense related to property and equipment was $857,000, $491,000 and $395,000 for the years ended March 31, 2007, 2006 and 2005, respectively.

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Years Ended March 31,
	2007	2006

Balance beginning of year	$3,309	$—
Addition related to acquisition of Neurologic	—	3,309
Addition related to Neurologic earn-out payment	2,243	—

Balance end of year	$5,552	$3,309

The Company recorded goodwill only in the Europe business segment.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets

Intangible assets consisted of the following (in thousands):

	Useful	Gross Carrying Amount			Accumulated Amortization			Net
	Life	March 31,		March 31,	March 31,		March 31,	March 31,	March 31,
	(Years)	2006	Additions	2007	2006	Additions	2007	2007	2006

Existing process technology	7	$—	$4,590	$4,590	$—	$(219)	$(219)	$4,371	$—
Distribution agreements	5	2,300	—	2,300	(234)	(470)	(704)	1,596	2,066
Capitalized license fee	7	1,463	102	1,565	—	(112)	(112)	1,453	1,463
Patents — microcoil	10	1,100	—	1,100	(660)	(110)	(770)	330	440
Non-compete agreements	6	700	—	700	(60)	(117)	(177)	523	640
Customer relationships	5	900	—	900	(92)	(182)	(274)	626	808
Patents — catheter	7	—	300	300	—	(14)	(14)	286	—
Existing product technology	2	—	260	260	—	(40)	(40)	220	—

		$6,463	$5,252	$11,715	$(1,046)	$(1,264)	$(2,310)	$9,405	$5,417

Amortization of intangible assets included in the results of operations is as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005

Cost of goods sold	$385	$—	$—
Operating expenses	879	496	110

Total	$1,264	$496	$110

The amortization expense of the intangible assets related to existing technology in the manufacturing process and design of products resulting from the acquisition of VasCon in the amount of $273,000 is included in cost of goods sold for fiscal 2007.

The Company started generating revenue from the stent product associated with the capitalized license technology in the third quarter of fiscal 2007. The amortization expense related to the capitalized license technology in the amount of $112,000 is included in cost of goods sold for fiscal 2007.

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization

2008	$1,908
2009	1,870
2010	1,793
2011	1,345
2012	982
Thereafter	1,507

Total	$9,405

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	March 31,
	2007	2006

Accrued bonuses	$2,646	$1,157
Accrued salaries	702	478
Accrued vacation	1,333	804
Accrued commissions	725	392
Accrued payroll taxes	739	316

	$6,145	$3,147

Accrued liabilities consisted of the following (in thousands):

	March 31,
	2007	2006

Earn-out payment in connection with Neurologic acquistion	$2,232	$1,403
Professional fees	1,069	709
Development costs	559	28
VAT payable	438	78
Marketing related programs	254	144
Biotronik milestone payment	—	732
Deferred revenue from Japan distribution agreement	150	150
Other	1,586	1,064

	$6,288	$4,308

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	March 31,
	2007	2006

Contingent purchase price (Note 3)	$1,596	$—
Deferred tax liability	570	641
Deferred revenue from Japan distribution agreement	375	525
Other non-current liabilities	169	89

	$2,710	$1,255

On September 30, 2005, the Company entered into a five-year, exclusive Distribution Agreement with Goodman, CO., LTD (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market the Company’s full line of products, as such products are approved, in Japan and will purchase a minimum of $27,250,000 of such products over the five year term of the agreement, ranging from $2,000,000 during the fiscal year ended March 31, 2006 to $9,000,000 during the fiscal year ending March 31, 2010. In connection with the Distribution Agreement, Goodman paid the Company an up-front cash payment of $750,000 which has been recorded as deferred revenue. The Company is recognizing the deferred revenue on a straight-line basis over the five year term of the agreement.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31,
	2007	2006

Translation Adjustment	$(512)	$(229)
Unrealized gain (loss) on available-for-sale securities	—	(11)

	$(512)	$(240)

Note 5 — Income Taxes

As of March 31, 2007, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $36,000,000, $21,500,000 and $900,000, respectively. The federal NOLs will expire at various dates beginning in 2012, the state NOLs expire beginning in 2008 and the foreign NOLs will expire beginning in 2013.

The Company also had federal and state research and development tax credit carryforwards of approximately $1,000,000 and $900,000, respectively, as of March 31, 2007. The federal credits will expire beginning in 2012 and the state credits can be carried forward indefinitely.

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

The related benefit from income taxes consisted of the following:

	Years Ended March 31,
	2007	2006	2005

Current
Federal	$—	$—	$—
State	—	—	—
Foreign	(63)	(11)	—

Total current income tax benefit	(63)	(11)	—

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(184)	(73)	—

Total deferred income tax benefit	(184)	(73)	—

Total income tax benefit	$(247)	$(84)	$—

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income taxes. In fiscal 2007, the Company has a current tax benefit of approximately $63,000 arising from losses in the UK and a deferred tax benefit of approximately $184,000 primarily attributable to the tax effect of the current year amortization related to the intangible assets acquired in the Neurologic transaction which are not deductible for tax purposes.

Net deferred tax assets (liabilities) consisted of the following (in thousands):

	March 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$11,511	$11,992
Basis difference in fixed assets	2,117	326
Accruals deductible in different periods	2,529	2,324
Credit carryforwards	1,620	1,436

Total deferred tax assets	17,777	16,078
Less valuation allowance	(17,750)	(16,078)

Net deferred tax asset	27	—
Deferred tax liabilities:
Basis difference in fixed and intangible assets	570	641

Total deferred tax liabilities	(570)	(641)

Net deferred tax liability	$(543)	$(641)

The Company has recorded a valuation allowance against its federal and state deferred tax assets as of March 31, 2007 and a full valuation allowance against its deferred tax assets as of March 31, 2006, due to the uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

In March 2007, the Company reassessed the valuation allowance previously recorded against its net deferred tax asset for its Swiss subsidiary, which consisted primarily of net operating loss carryforwards. Based on the Subsidiary’s earnings history and projected future taxable income, the Company determined that it is more likely than not that this deferred tax asset will be realized. Accordingly, the Company released the valuation allowance previously recorded against the Swiss subsidiary’s deferred tax asset. The valuation allowance related to Swiss subsidiary decreased by $264,000 in fiscal 2007.

The effective tax rate differs from the U.S. federal statutory rate as a result of the following:

	Years Ended March 31,
	2007	2006	2005

Income tax benefit at statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(4)%	(3)%	(6)%
Non-US income taxed at different rates	(14)%	11%	—
Change in valuation allowance	40%	23%	26%
Nondeductible deferred compensation	12%	1%	15%
Other	(3)%	2%	0%

Effective income tax rate	(4)%	(1)%	0%

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The domestic and foreign components of loss before income taxes were as follows:

	Years Ended March 31,
	2007	2006	2005

Domestic	$(7,168)	$(5,709)	$(9,083)
Foreign	1,438	(2,636)	2,379

Loss before income taxes	$(5,730)	$(8,345)	$(6,704)

Note 6 — Commitments and Contingencies

Lease commitments

On June 6, 2005, the Company entered into a non-cancelable 7-year operating lease agreement (the “Lease”). Pursuant to the Lease, the Company has leased approximately 42,000 square feet of building space which is being used as the Company’s headquarters in the United States with both administrative and manufacturing facilities. The Lease commenced in January 2006. The lease provides a right to extend the term for one period of sixty months that may be exercised by the Company.

The Lease provides for a base rent that increases periodically and averages approximately $41,445 monthly over the lease period and is accounted for on a straight-line basis. The Lease also provides for certain additional payments including the Company’s share of landlord’s operating expenses, including project costs, property taxes and overhead management fees.

Additionally, the Company leases office space for its three wholly-owned subsidiaries, Micrus SA, Micrus UK and Micrus Design Technology, under non-cancelable operating lease agreements with terms through March 2011, December 2010 and February 2008, respectively. The combined rent expense for the three operating leases is approximately $171,000 annually. The leases also provide for certain additional payments including the Company’s share of the landlord’s operating expenses.

Future minimum lease payments are as follows (in thousands):

Minimum
For Years Ended March 31,	Lease Payments

2008	$738
2009	654
2010	626
2011	591
2012	497
2013	415

Total minimum lease payments	$3,521

Rent expense for the years ended March 31, 2007, 2006 and 2005 was $653,000, $519,000 and $536,000, respectively.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FCPA Investigation

In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that are also likely to have violated the FCPA and the laws of such countries as well as possibly the laws of Switzerland, where the Company’s Swiss subsidiary is located. The Company’s audit committee immediately directed internal legal counsel to conduct an internal investigation into these payments. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) the factual information obtained in the Company’s internal investigation of potential violations of the FCPA. In February 2005, the DOJ and the Company entered into an agreement pursuant to which the DOJ agreed not to prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepted responsibility for the actions of its employees and officers, paid a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation, including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the Securities and Exchange Commission (“SEC”). The Company must remain in compliance with these conditions for a period of two years following February 28, 2005 or face the filing of a criminal complaint by the DOJ. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement will be recorded as an expense as incurred.

The payments made to physicians in France, Germany, Spain and Turkey also may likely have violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where the Company’s Swiss subsidiary is located. The Company is not able to determine at this time what penalties or other sanctions, if any, authorities in France, Germany, Spain, or Turkey may impose as a result of such violations. Such amounts could be material to the financial position, results of operations or cash flows of the Company. The Company has been notified by the Swiss Federal Prosecutor that it does not intend to bring any action or impose any penalties on the Company relating to its activities in Switzerland.

Patent Litigation

In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that the Company’s embolic coil products infringe two patents held by Boston Scientific and that this infringement is willful. Sales of the Company’s embolic coil products currently represent virtually all of the Company’s revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than the Company. In November 2004, the Company answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of the Company’s patents. In November 2006, the Company withdrew one of its three asserted patents from the litigation to pursue a reissue application filed with the United States Trademark and Patent Office (“USPTO”). Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S., of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition,

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.

Boston Scientific is also a party in two other lawsuits against Cordis and ev3/Micro Therapeutics, Inc. in which the Boston Scientific patents, which are the basis of Boston Scientific’s suit against the Company, are also at issue. An outcome of either of these lawsuits adverse to Cordis or ev3/Micro Therapeutics, Inc., and related to the same patent claims Boston Scientific asserts against the Company, could have an adverse impact on certain of the Company defenses in its litigation with Boston Scientific.

In October 2004, Cordis requested ex parte reexamination of certain claims in those patents. In February 2005, the court granted a stay of the Boston Scientific lawsuit against the Company until the earlier of 12 months or the outcome of the reexamination by the U.S. Patent and Trademark Office (“USPTO”) in the Cordis case. In February 2006, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for one of the two patents, apparently confirming all of the claims of that patent. In February 2006, the USPTO also issued an Office Action in which it apparently confirmed the patentability of certain of the claims in the second patent, but rejected the remainder. Boston Scientific has stated to the USPTO and to the court that the rejected claims from the second patent can be reissued and certified as patentable upon reexamination if a correction is made to the priority chain for the second patent.

In March 2006, the court lifted the stay with respect to any claims that were confirmed as patentable in the reexamination proceedings and has permitted discovery in the case to commence with respect to those claims. The Company subsequently negotiated with Boston Scientific, and the Court confirmed, a schedule that would permit discovery and claim construction proceedings to proceed for the second patent while it is still undergoing reexamination and reissue proceedings. Since the stay was lifted, the Company and Boston Scientific have exchanged preliminary infringement and invalidity contentions, expert reports, claim construction briefs, and have deposed each other’s expert witnesses concerning each of the four patents-in-suit. Discovery is ongoing in the case. A hearing on claim construction was held on June 1, 2007. The Court has not calendared any other dates.

The Company is unable at this time to determine the outcome of any such litigation. If the litigation is protracted or results in an unfavorable outcome to the Company, the impact to the financial position, results of operations or cash flows of the Company could be material.

Note 7 — Preferred Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of March 31, 2007, there are no shares of preferred stock issued or outstanding.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Between April 1, 2005 and the closing of the Company’s IPO, the holders of warrants to purchase 397,068 shares of Series D preferred stock exercised their warrants. Of these warrants, the holders of warrants to purchase 365,196 shares elected to net exercise their warrants which resulted in the issuance of 115,700 shares and no proceeds to the Company from the exercise of these warrants. Holders of warrants to purchase 31,872 shares of Series D preferred stock exercised their warrants providing proceeds to the Company of approximately $239,000.

The warrants to purchase 7,753 shares of Series D preferred stock that were not exercised prior to the closing of the IPO expired.

Note 8 — Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2007.

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

On July 19, 2006, the Company completed a secondary public offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. On July 19, 2006, the underwriters purchased 190,531 shares of common stock from the Company pursuant to the exercise of their over-allotment option. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. The total cash proceeds from the exercise of the over-allotment option were approximately $2,041,000, net of the underwriting discount and offering expenses. Common stock offering expenses of $600,000 were incurred by the Company on behalf of the selling stockholders and were expensed to general and administrative expense in the second quarter of fiscal 2007.

2000 Common Stock Warrants

In December 2000, the Company entered into a warrant agreement with the Series D redeemable convertible preferred stock financing placement agent. The Company issued warrants to purchase 167,618 shares of common stock at an exercise price of $8.64 per share. These warrants expired in December 2005.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 Common Stock Warrants

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

Between April 1, 2005 and March 31, 2006, warrants to purchase 289,794 of common stock were exercised. All of these warrants were exercised at an aggregate exercise price of $0.000225 per share. Warrants covering an aggregate of 265,537 shares of common stock were exercised without cash. In most cases the aggregate purchase price was offset by the value of fractional shares payable upon exercise of such warrants; however an aggregate of 2 shares were withheld in payment of the aggregate exercise price of one warrant resulting in a net issue of 265,535 shares. Warrants covering an additional 24,259 shares of common stock were exercised for cash. In fiscal 2007, the remaining warrants to purchase 15,476 shares of common stock at an exercise price of $0.000225 were exercised.

Prior to the completion of the IPO, the 2005 common stock warrants were accounted for as a liability and marked to market at each period-end date. The original aggregate fair value of these warrants of $3,201,000 was recorded as a liability. Upon completion of the IPO, the fair value of these warrants was approximately $3,359,000 and the Company recognized a non-operating charge of $158,000 in the quarter ended June 30, 2005. Following the completion of the IPO, these warrants were accounted for as a component of stockholders’ equity. Subsequent changes in the fair value of these warrants were not reflected in income.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Stock Option Plans and Other Employee Benefits

Stock options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of March 31, 2007, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 plan or the 1998 Plan. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.

1996 Stock Option Plan

As of June 16, 2005, no new stock option grants were permitted under the 1996 Plan. There are no outstanding options under the 1996 Plan and, as of the effectiveness of the Company’s IPO, there were no outstanding options under the 1996 Plan.

1998 Stock Plan

As of June 16, 2005, no new stock option grants were permitted under the 1998 Plan. However, all options previously granted under the 1998 Plan continue to be administered under the 1998 Plan. As of March 31, 2007, options to purchase 1,244,273 shares of common stock were outstanding under the 1998 Plan.

2005 Equity Incentive Plan

The 2005 Plan became effective upon the Company’s IPO. The 2005 Plan provides for the issuance of stock options, stock appreciation rights, stock awards (stock and stock units) and cash awards. The Company initially reserved a total of 2,395,020 shares of its common stock for issuance under the 2005 Plan. In addition, the 2005 Plan provides for an automatic annual increase in the number of shares reserved for issuance there under on each April 1 by an amount equal to the lesser of (i) 5% of the Company’s total number of outstanding shares on the immediately preceeding March 31; (ii) 666,666 shares, or (iii) a number of shares determined by the Company’s Board of Directors. The shares reserved under the 2005 Plan will also be increased as a result of the forfeiture or repurchase of shares issued under the 1998 Plan and the cancellation of unexercised options under the 1998 Plan. As of March 31, 2007, there were 3,089,941 remaining shares reserved for issuance under the 2005 Plan, of which 1,142,658 were available for grant, 1,937,283 shares were subject to outstanding options and 10,000 shares were subject to outstanding restricted stock units.

2005 Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s IPO. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.

The Company initially reserved a total of 222,222 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for annual increases in the total number of shares available for issuance under this plan on April 1st of each year beginning on April 1, 2006, by a number of shares that is equal to the lesser of: (1) 2% of the outstanding shares of the Company’s common stock on the immediately preceding March 31st; (2) 222,222 shares; or (3) a lesser number determined by the Company’s Board of Directors. As of March 31, 2007, there were 326,726 shares reserved for issuance under the Purchase Plan.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Purchase Plan permits participants to purchase the Company’s common stock through payroll deductions of up to 15% of the participant’s compensation, provided that no participant may purchase shares with a value that exceeds $25,000 per year, or more than 1,111 shares per purchase period. Amounts deducted and accumulated for the participant’s account are used to purchase shares of the Company’s common stock on the last trading day of each purchase period at a price of at least 85% of the lesser of the fair market values of the common stock at the beginning of the offering period or at the end of the purchase period.

The Purchase Plan provides for offering periods of 12 months and purchase periods of 6 months or such shorter period as may be established by the Company’s Board of Directors. The offering periods start on April 1st and October 1st of each year. During the year ended March 31, 2007, there were 77,564 shares issued at a purchase price ranging from $8.25 to $11.93 per share and during the year ended March 31, 2006 there were 40,154 shares issued at a purchase price ranging from $8.25 to $8.41 per share under the Purchase Plan.

Stock-Based Compensation

On April 1, 2006, the Company adopted the provisions of SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company transitioned to SFAS 123R using the modified-prospective method, under which prior periods have not been revised for comparative purposes. The Company’s financial statements as of and for the year ended March 31, 2007 reflect the impact of SFAS 123R. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost previously estimated for the Company’s SFAS 123 pro forma disclosures, excluding pre-IPO options, for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses will continue to be accounted for under the intrinsic value method of APB 25.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average assumptions:

	Years Ended March 31,
	2007	2006	2005

Employee Stock Option Plans
Expected term (in years)	6	4	4
Volatility	44%	44%	0%
Risk-free interest rate	4.7%	4.3%	3.5%
Expected dividend yield	0%	0%	0%
Weighted average fair value at date of grant	$8.30	$3.69	$0.74
Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	—
Volatility	45%	44%	—
Risk-free interest rate	5.1%	4.2%	—
Expected dividend yield	0%	0%	—

The fair value of each purchase right granted under the Company’s Employee Stock Purchase Plan during the year ended March 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

Total stock-based compensation expense included in results of operations is as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005

Cost of goods sold	$218	$26	$26
Research and development	222	22	69
Sales and marketing	802	169	134
General and administrative	1,332	172	3,210

Total	$2,574	$389	$3,439

As of March 31, 2007, there was approximately $5,170,000 of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period 2.8 years.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the effect of recording stock-based compensation expense under SFAS 123R and includes charges related to option modifications for the year ended March 31, 2007 which is allocated as follows:

Year Ended
March 31, 2007

Cost of goods sold	$193
Research and development	203
Sales and marketing	684
General and administrative	1,124

Total	$2,204

Additionally, approximately $89,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory at March 31, 2007.

Stock-based compensation expense recognized for the years ended March 31, 2007, 2006 and 2005 related to the amortization of deferred stock-based compensation was $213,000, $229,000 and $265,000, respectively. The Company anticipates to record the remaining amortization of deferred compensation of $164,000 in fiscal 2008. This deferred stock-based compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services. The aggregate deferred stock compensation charge was reduced during fiscal 2007 and 2006 by approximately $20,000 and $4,000, respectively due to the cancellations and exercise accelerations of the stock options.

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

	Years Ended March 31,
	2007	2006	2005

Expected term (in years)	5	6	7
Volatility	42%	45%	51%
Risk-free interest rate	4.7%	4.4%	4.6%
Expected dividend yield	0%	0%	0%

Stock-based compensation expense recognized for the years ended March 31, 2007, 2006 and 2005 related to non-employee options was $157,000, $160,000 and $189,000, respectively. The non-employee stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates

In March 2005, the Company entered into a settlement agreement with its former CEO relating to his termination in November 2004. The settlement agreement provided that in consideration for executing a release of all claims against the Company, the former CEO would be paid $100,000, payable in equal installments of $20,000 over a period of five fiscal quarters. In addition, all options held by the former CEO continued to vest through February 28, 2005 and all vested options at that date were exercisable through August 31, 2005. As a result of the continued vesting and the change in the exercise date of the options, in the quarter ended March 31, 2005 the Company recorded a general and administrative expense of $2,985,000 related to the intrinsic value of the approximately 325,322 affected options held by the former CEO.

Periods prior to the adoption of SFAS 123R

SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS 123.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the pro forma amounts regarding the effect on net loss and net loss per share for the year ended March 31, 2006 and 2005 that would have resulted if the Company had accounted for its employee stock plans under the fair value provisions of SFAS 123:

	Years Ended March 31,
	2006	2005

Net loss attributable to common stockholders (as reported)	$(8,920)	$(7,292)
Add: Stock-based employee compensation expenses included in reported net loss	229	3,250
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(829)	(4,300)

Adjusted net loss attributable to common stockholders	$(9,520)	$(8,342)

Net loss per common share attributable to common stockholders, basic and diluted:
As reported	$(0.79)	$(5.22)
Adjusted	$(0.85)	$(5.97)

General stock option information

The following table sets forth the summary of option and restricted stock unit activity for the year ended March 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Term	Aggregate
	Shares	Price	(In Years)	Intrinsic Value
				(In thousands)

Options outstanding at March 31, 2006	2,804	$6.54
Options granted	1,257	$16.49
Restricted stock units awarded	10	$—
Options exercised	(619)	$3.72
Options forfeited	(254)	$10.16
Options expired	(6)	$11.78

Options and restricted stock units outstanding at March 31, 2007	3,192	$10.71	8.5	$41,773

Options exercisable at March 31, 2007	1,135	$6.70	7.5	$19,449

The weighted average per share fair value of options granted during the year ended March 31, 2007 was $8.30 per share. The total aggregate intrinsic value of options exercised during the years ended March 31, 2007 and 2006 was $8,546,000 and $5,804,000, respectively. The market value of a share of the Company’s common stock as of March 30, 2007 was $23.84 per share as reported by The NASDAQ Stock Market.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and currently exercisable by exercise price at March 31, 2007 are as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 0.68 - $ 1.01	160	5.2	$0.81	157	$0.81
$ 1.01 - $ 1.15	106	6.8	$1.15	86	$1.15
$ 5.63 - $ 5.63	751	7.7	$5.63	467	$5.63
$ 6.51 - $ 9.50	461	8.7	$8.67	128	$8.69
$ 9.64 - $12.52	468	8.8	$10.85	139	$10.48
$12.53 - $13.75	484	8.6	$13.19	136	$13.12
$13.83 - $19.50	464	9.5	$17.25	22	$17.68
$19.58 - $24.05	288	9.8	$21.36	—	$—

$ 0.68 - $24.05	3,182	8.5	$10.71	1,135	$6.70

401(k) Savings Plan

The Company has a 401(k) income deferral plan (the “401(k) Plan”). Eligible participants may contribute up to 75% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. According to the terms of the 401(k) Plan, the Company may make discretionary matching contributions to the 401(k) Plan each year, allocable to all plan participants. The Company made no discretionary contributions during the years ended March 31, 2007, 2006 and 2005.

Note 10 — Segments

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005

United States	$28,868	$15,531	$12,516
Japan	8,661	2,228	—
United Kingdom	6,448	4,498	3,327
Rest of the world	14,818	10,524	8,169

Total revenues	$58,795	$32,781	$24,012

The Company’s long lived assets by geographic area (in thousands):

	March 31,
	2007	2006

United States	$4,342	$2,246
United Kingdom	120	54
Rest of the world	186	188

	$4,648	$2,488

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. For all periods presented, the Company operated in three business segments, the Americas, Europe and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Revenues and gross profit for these segments were as follows (in thousands):

	Years Ended March 31,
	2007	2006	2005

Revenues:
Americas	$31,618	$17,381	$13,266
Europe	17,674	12,532	10,226
Asia Pacific	9,503	2,868	520

Total	$58,795	$32,781	$24,012

Gross Profit:
Americas	$25,426	$13,123	$9,068
Europe	11,948	8,236	6,595
Asia Pacific	6,060	1,712	346

Total	$43,434	$23,071	$16,009

Total assets by operating segments at March 31, 2007 and 2006 were as follows (in thousands):

	March 31,
	2007	2006

Americas	$56,507	$47,954
Europe	16,590	14,160

	$73,097	$62,114

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Quarterly Financial Information (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended March 31, 2007. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007:
Revenues	$12,683	$14,527	$15,544	$16,041
Gross profit	9,421	10,633	11,352	12,028
Net loss attributable to common stockholders	$(2,959)	$(151)	$(1,002)	$(1,371)
Net loss attributable to common stockholders basic and diluted:	$(0.21)	$(0.01)	$(0.07)	$(0.09)
2006:
Revenues	$7,112	$6,130	$8,092	$11,447
Gross profit	4,993	4,401	5,676	8,001
Net loss attributable to common stockholders	$(1,897)	$(2,831)	$(1,652)	$(2,540)
Net loss attributable to common stockholders basic and diluted:	$(0.70)	$(0.20)	$(0.12)	$(0.18)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of March 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded from our evaluation the internal control over financial reporting of Micrus Design Technology, Inc., a newly formed subsidiary established in connection with the acquisition of VasCon on November 30, 2006. This company is a wholly-owned subsidiary whose combined total assets and total revenue represented 11% and 1%, respectively, of the related consolidated financial statements as of and for the year ended March 31, 2007.

Our management, including the CEO and CFO, does not expect our disclosure controls or our internal control over financial reporting will prevent or detect all errors or all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Based on our evaluation utilizing the criteria set forth in Internal Control — Integrated Framework issued by COSO, our management (including our CEO and CFO) concluded that our internal control over financial reporting was effective as of March 31, 2007. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included at Item 8 in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of our fiscal year ended March 31, 2007 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2007 Annual Meeting of Stockholders

Item 13.	Certain Relationships and Related Transactions.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.  The following statements of Micrus Endovascular Corporation and the report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8.

(2) Financial Statement Schedules.  The following schedule is required to be filed by Item 15(b).

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2007

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

(b) Exhibits.  The list of exhibits on the Index to Exhibits on pages 96 through 97 of this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Micrus Endovascular Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MICRUS ENDOVASCULAR CORPORATION

By:	/s/ JOHN T. KILCOYNE
John T. Kilcoyne
President and Chief Executive Officer

Date: June 7, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JOHN T. KILCOYNE John T. Kilcoyne	President and Chief Executive Officer (Principal Executive Officer)	June 7, 2007

/s/ ROBERT A. STERN Robert A. Stern	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 7, 2007

/s/ MICHAEL R. HENSON Michael R. Henson	Chairman of the Board of Directors and Director	June 7, 2007

/s/ MICHAEL EAGLE Michael Eagle	Director	June 7, 2007

/s/ L. NELSON HOPKINS L. Nelson Hopkins, M.D.	Director	June 7, 2007

/s/ FRED HOLUBOW Fred Holubow	Director	June 7, 2007

/s/ FRANCIS J. SHAMMO Francis J. Shammo	Director	June 7, 2007

Signatures	Title	Date

/s/ JEFFREY H. THIEL Jeffrey H. Thiel	Director	June 7, 2007

/s/ GREGORY H. WOLF Gregory H. Wolf	Director	June 7, 2007

Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions/
	Beginning	Charged to		Balance at
	of Year	Expenses	Deduction	End of Year

Allowance for Doubtful Accounts
Year Ended March 31, 2007	$317	$(84)	$1	$234
Year Ended March 31, 2006	230	102	(15)	317
Year Ended March 31, 2005	267	11	(48)	230
Valuation allowance — deferred tax assets
Year Ended March 31, 2007	16,078	1,936	(264)	17,750
Year Ended March 31, 2006	16,731	—	(653)	16,078
Year Ended March 31, 2005	15,000	1,731	—	16,731

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Certificate of Incorporation (Filed as Exhibit 3.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on May 17, 2005 (Registration No. 333-123154) (“Amendment No. 3”), and incorporated herein by reference)
3.2		Bylaws (Filed as Exhibit 3.4 of Amendment No. 3, and incorporated herein by reference)
4.1		Specimen Stock Certificate (Filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”), and incorporated herein by reference)
4.2		Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (Filed as Exhibit 4.2 of Form S-1, and incorporated herein by reference)
4.3		Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (Filed as Exhibit 4.3 of Form S-1, and incorporated herein by reference)
4.4		Form of Common Stock Warrant issued in connection with the Series E Preferred Stock and Warrant Purchase Agreement dated February 21, 2005, among the Company and the purchasers of the Company’s Series E Preferred Stock (Filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2006, and incorporated herein by reference)
10	.1*	1996 Stock Option Plan (Filed as Exhibit 10.1 of Form S-1, and incorporated herein by reference)
10	.2*	1998 Stock Plan (Filed as Exhibit 10.2 of Form S-1, and incorporated herein by reference)
10	.3*	2005 Equity Incentive Plan (Filed as Exhibit 10.3 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on May 23, 2005 (Registration No. 333-123154) (“Amendment No. 4”), and incorporated herein by reference)
10	.4*	2005 Equity Incentive Plan — Form of Incentive Stock Option Agreement for Executive Officers and Directors (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005, and incorporated herein by reference)
10	.5*	2005 Equity Incentive Plan — Form of Nonstatutory Stock Option Agreement for Executive Officers and Directors (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005, and incorporated herein by reference)
10	.6*	Employee Cash Bonus Plan with respect to Executive Officers (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 19, 2005, and incorporated herein by reference)
10	.7*	2005 Employee Stock Purchase Plan, as amended (Filed as Exhibit 10.4 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on June 13, 2005 (Registration No. 333-123154) (“Amendment No. 6”), and incorporated herein by reference)
10	.8*	Letter Agreement dated November 15, 2004 with John R. Kilcoyne (Filed as Exhibit 10.7 of Form S-1, and incorporated herein by reference)
10	.9*	Letter Agreement dated November 5, 2003 with Robert A. Stern (Filed as Exhibit 10.8 of Form S-1, and incorporated herein by reference)
10	.10*	Letter Agreement dated June 12, 1998 with Tom M. Holdych (Filed as Exhibit 10.9 of Form S-1, and incorporated herein by reference)
10	.11*	Letter Agreement dated May 23, 2003 with Edward F. Ruppel, Jr. (Filed as Exhibit 10.10 of Form S-1, and incorporated herein by reference)
10	.12*	Letter Agreement dated October 25, 2004 with Eckhard H. Reitz (Filed as Exhibit 10.13 of Form S-1, and incorporated herein by reference)
10	.13*	Letter Agreement dated February 16, 2005 with Robert C. Colloton (Filed as Exhibit 10.23 of Amendment No. 6, and incorporated herein by reference)
10.15		Office Lease dated June 6, 2005 between the Registrant and WW/LJ GATEWAYS LTD., a California limited partnership, for office space located at 821 Fox Lane in San Jose, California (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005, and incorporated herein by reference)

Exhibit
Number		Description

10	.16**	Distribution Agreement, dated September 30, 2005, between Micrus Endovascular Corporation and Goodman CO., Ltd. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10.17		Share Purchase Agreement, dated September 20, 2005, between Mark Ellis and James Mackenzie and Micrus Endovascular Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 26, 2005, and incorporated herein by reference)
10	.18**	License Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.19**	Contract Manufacturing Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.20**	Agreement for Sharing Development Costs, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.21**	Support Services Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.22**	Technology Transfer Agreement, effective July 28, 2005, between Micrus Endovascular Corporation and VascularFX (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.23**	License, Development and Distribution Agreement, effective January 6, 2006, between Micrus Endovascular Corporation and Biotronik AG (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on June 16, 2006 and incorporated herein by reference)
10	.24**	Asset Purchase Agreement dated November 30, 2006 by and among the Registrant, Micrus Design Technology, Inc. , VasCon, LLC and the members of VasCon, LLC (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007 and incorporated herein by reference)
10.25		Form of Director and Executive Officer Indemnification Agreement (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007)
21	.1#	List of Subsidiaries
23	.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.1#	Powers of Attorney (appears on the signature page of this form)
31	.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.