Form 10-Q
period 2007-06-30
MICRUS ENDOVASCULAR CORP
filed 2007-08-08
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 1, 2007, there were 15,347,214 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$28,558	$34,536
Accounts receivable, net of allowance for doubtful accounts of $257 at June 30, 2007 and $234 at March 31, 2007	9,014	8,168
Inventories	10,378	9,049
Prepaid expenses and other current assets	1,809	1,442

Total current assets	49,759	53,195
Property and equipment, net	4,814	4,648
Goodwill	5,552	5,552
Intangible assets, net	8,928	9,405
Other assets	285	297

Total assets	$69,338	$73,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,845	$1,660
Accrued payroll and other related expenses	4,076	6,145
Accrued liabilities	4,337	6,288

Total current liabilities	10,258	14,093
Other non-current liabilities	2,646	2,710

Total liabilities	12,904	16,803

Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 15,344,506 shares at June 30, 2007 and 15,249,057 shares at March 31, 2007	153	152
Additional paid-in capital	113,441	111,920
Deferred stock-based compensation	(111)	(164)
Accumulated other comprehensive loss	(554)	(512)
Accumulated deficit	(56,495)	(55,102)

Total stockholders’ equity	56,434	56,294

Total liabilities and stockholders’ equity	$69,338	$73,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended
	June 30,
	2007	2006
Revenues	$16,790	$12,683
Cost of goods sold	3,735	3,262

Gross profit	13,055	9,421

Operating expenses:
Research and development	1,965	2,754
Sales and marketing	6,685	5,797
General and administrative	6,101	4,449

Total operating expenses	14,751	13,000

Loss from operations	(1,696)	(3,579)
Interest and investment income	360	379
Other income, net	78	204

Loss before income taxes	(1,258)	(2,996)
Provision (benefit) for income taxes	135	(37)

Net loss	$(1,393)	$(2,959)

Net loss per share:
Basic and diluted	$(0.09)	$(0.21)
Weighted-average number of shares used in per share calculations:
Basic and diluted	15,291	14,226
The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,393)	$(2,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	791	364
Provision for doubtful accounts	23	63
Loss on disposal of property and equipment	27	—
Provision for excess and obsolete inventories	153	123
Stock-based compensation	1,056	440
Changes in operating assets and liabilities:
Accounts receivable	(873)	(173)
Inventories	(1,466)	(574)
Prepaid expenses and other current assets	(363)	(597)
Other assets	6	(5)
Accounts payable	186	(947)
Accrued payroll and other related expenses	(2,101)	(330)
Accrued liabilities	277	1,644
Other non-current liabilities	(76)	(10)

Net cash used in operating activities	(3,753)	(2,961)

Cash flows from investing activities:
Acquisition of property and equipment	(487)	(201)
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	(2,232)	(1,403)
Payment to Biotronik AG for developed technology	—	(732)

Net cash used in investing activities	(2,719)	(2,336)

Cash flows from financing activities:
Proceeds from exercise of stock options	522	97

Net cash provided by financing activities	522	97

Effect of foreign exchange rate changes on cash and cash equivalents	(28)	(398)

Net decrease in cash and cash equivalents	(5,978)	(5,598)
Cash and cash equivalents at beginning of period	34,536	36,104

Cash and cash equivalents at end of period	$28,558	$30,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Formation and Business of the Company
          Micrus Endovascular Corporation (the “Company”), formerly Micrus Corporation, was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. The Company is also developing products for the treatment of ischemic disease and recently launched its first product in this market.
     Interim unaudited financial information
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K filed with the SEC on June 7, 2007.
          The results of operations for the interim period ended June 30, 2007 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2008, or any future period.
     Revisions to fiscal year 2007 quarterly cash flows presentations
          The consolidated cash flow statement for the three months ended June 30, 2006 has been revised from that previously reported in the Company’s Form 10-Q for the period ended June 30, 2006 to correct the classification of the payment of an earn-out amount of approximately $1.4 million made in April 2006 in connection with the acquisition of Neurologic UK Ltd. (“Neurologic”) that had been accrued as of March 31, 2006, and correctly excluded, as it was a non-cash item, from the fiscal 2006 full year statement of cash flows included in the fiscal 2006 and 2007 annual reports on Form 10-K. The Company had previously incorrectly presented in its quarterly reports on Form 10-Q for the first, second and third quarters of fiscal 2007, the payment as an operating cash outflow (decrease in accrued liabilities) which resulted in an overstatement of the reported amount of cash used in operating activities with a corresponding understatement of the cash used in investing activities. This item has been adjusted in this Form 10-Q and will also be adjusted in the consolidated cash flow statements for the six and nine months ended September 30, 2006 and December 31, 2006, respectively, when included in the Company’s Form 10-Q’s for the six and nine months ended September 30, 2007 and December 31, 2007. The impact on the Company’s cash flow data is as follows:

	As previously
	reported	As revised
Three months ended June 30, 2006
Cash flows from operating activities:
Accrued liabilities	$241	$1,644
Net cash used in operating activities	$(4,364)	$(2,961)
Cash flows from investing activities:
Purchase of Neurologic UK Ltd., net of cash acquired	$—	$(1,403)
Net cash used in investing activities	$(933)	$(2,336)

Six months ended September 30, 2006
Cash flows from operating activities:
Accrued liabilities	$38	$1,441
Net cash used in operating activities	$(3,123)	$(1,720)
Cash flows from investing activities:
Purchase of Neurologic UK Ltd., net of cash acquired	$—	$1,403
Net cash used in investing activities	$(1,243)	$(2,646)

Nine months ended December 31, 2006
Cash flows from operating activities:
Accrued liabilities	$1,127	$2,530
Net cash used in operating activities	$(2,070)	$(667)
Cash flows from investing activities:
Purchase of Neurologic UK Ltd., net of cash acquired	$(11)	$(1,414)
Net cash used in investing activities	$(3,549)	$(4,952)
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
     Cost of goods sold
          The Company’s cost of goods sold includes the cost of products sold to customers including materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Additionally, beginning with the quarter ended December 31, 2006, cost of goods sold includes amortization of capitalized license technology in connection with the Biotronik AG (“Biotronik”) agreement and acquired intangible assets in connection with the acquisition of VasCon, LLC (“VasCon”).

     Comprehensive loss
          Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. As of June 30, 2007 and March 31, 2007, the Company’s foreign currency translation represents the only component of accumulated other comprehensive loss. Total comprehensive loss for the three months ended June 30, 2007 and 2006 was $1.4 million and $3.1 million, respectively. This included other comprehensive loss of ($42,000) and ($160,000), respectively, related to the Company’s unrealized gains and losses on its available-for-sale securities and foreign currency translation.
     Net loss per share
          Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options and restricted stock units. There is no difference between basic and diluted net loss per share for all periods presented due to the Company’s net losses.
          The following outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three months ended
	June 30,
	2007	2006
Shares issuable upon exercise of common stock options	3,239	3,058
Shares issuable upon settlement of restricted stock units	7	10
Shares issuable under employee stock purchase plan	16	25

	3,262	3,093

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
          Due to the adoption of SFAS 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by a company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that a company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company has elected to follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes. Also, the Company has elected to ignore the indirect tax effects of share-based compensation deductions in computing its research and development tax credit. The Company will recognize the full effect of these deductions in the statements of operations when the valuation allowance is released.

     Income Taxes
          Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 4 for further information regarding the adoption of FIN 48.
     Recent accounting pronouncements
          In September 2006, the FASB issued Statement of Financial Accounting Standards (‘SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.
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
Note 3 — Balance Sheet Components
     Inventories
          Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Raw materials	$1,896	$1,862
Work-in-progress	1,448	1,413
Finished goods	3,947	3,005
Consigned inventory	2,929	2,622
Inventory held by Latin American distributors	158	147

	$10,378	$9,049

          Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.

     Property and equipment, net
          Property and equipment, net, consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Computer equipment and software	$1,360	$1,210
Furniture, fixtures and equipment	4,781	4,701
Leasehold improvements	948	936
Construction in progress	126	148

Total cost	7,215	6,995
Less accumulated depreciation and amortization	(2,401)	(2,347)

	$4,814	$4,648

     Goodwill
          On September 20, 2005, the Company entered into a Share Purchase Agreement acquiring all of the outstanding capital stock of Neurologic, a privately held distributor of the Company’s products in the United Kingdom. The transaction included an initial cash payment in addition to future multi-year revenue based earn-out payments. At March 31, 2007, the Company accrued for additional consideration of approximately $2,232,000 for the second year earn-out payment, which was added to goodwill. The Company paid the second year earn-out in April 2007.
     Intangible assets, net
          Intangible assets, net, consisted of the following (in thousands):

	Useful	Gross Carrying Amount			Accumulated Amortization			Net
	Life	March 31,		June 30,	March 31,		June 30,	June 30,	March 31,
	(years)	2007	Additions	2007	2007	Additions	2007	2007	2007
Existing process technology	7	$4,590	$—	$4,590	$(219)	$(164)	$(383)	$4,207	$4,371
Distribution agreements	5	2,300	—	2,300	(704)	(115)	(819)	1,481	1,596
Capitalized license fee	7	1,565	—	1,565	(112)	(56)	(168)	1,397	1,453
Patents — microcoil	10	1,100	—	1,100	(770)	(27)	(797)	303	330
Non-compete agreements	6	700	—	700	(177)	(29)	(206)	494	523
Customer relationships	5	900	—	900	(274)	(45)	(319)	581	626
Patents — catheter	7	300	—	300	(14)	(11)	(25)	275	286
Existing product technology	2	260	—	260	(40)	(30)	(70)	190	220

		$11,715	$—	$11,715	$(2,310)	$(477)	$(2,787)	$8,928	$9,405

          Amortization of intangible assets included in the results of operations is as follows (in thousands):

	Three months ended
	June 30,
	2007	2006
Cost of goods sold	$260	$—
Operating expenses	217	231

	$477	$231

          The amortization expense of the acquired intangible assets related to existing technology in the manufacturing process and design of products resulting from the acquisition of VasCon in the amount of $204,000 is included in cost of goods sold for the three months ended June 30, 2007.

          The Company started generating revenue from the stent product associated with the capitalized license technology in the third quarter of fiscal 2007. The amortization expense related to the capitalized license technology in the amount of $56,000 is included in cost of goods sold for the three months ended June 30, 2007.
          The expected future amortization of intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization
2008 (remaining 9 months)	$1,431
2009	1,870
2010	1,793
2011	1,345
2012	982
Thereafter	1,507

$8,928

     Accruals
          Accrued payroll and other related expenses consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Accrued bonuses	$1,253	$2,646
Accrued salaries	404	702
Accrued vacation	1,485	1,333
Accrued commissions	498	725
Accrued payroll taxes	401	739
Accrued 401(k)	35	—

	$4,076	$6,145

          Accrued liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Professional fees	$1,298	$1,069
VAT payable	580	438
Development costs	542	559
Earn-out payment in connection with Neurologic acquisition	—	2,232
Other	1,917	1,990

	$4,337	$6,288

     Other non-current liabilities
          Other non-current liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2007	2007
Contingent purchase price	$1,596	$1,596
Deferred tax liability	542	570
Deferred revenue from Japan distribution agreement	338	375
Other non-current liabilities	170	169

	$2,646	$2,710

Note 4 — Income Taxes
          Effective April 1, 2007, the Company adopted FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, the Company recognized a $192,000 increase in its unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at June 30, 2007, the Company had zero accrued interest and penalties related to tax contingencies.
          As of April 1, 2007, the Company had approximately $192,000 of unrecognized tax benefits. Since the benefit relates to attribute carryover for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect the Company’s effective tax rate. The Company has elected to include interest and penalties as a component of tax expense. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2007 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of the Company’s tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.
          The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income tax. For the three months ended June 30, 2007, the Company recorded an income tax expense of approximately $135,000. The expense includes an income tax expense of $173,000 for its Swiss subsidiary and a noncurrent tax benefit of approximately $38,000 for the tax effect of the current quarter amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible.
          As of March 31, 2007, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $36.0 million, $21.5 million and $0.9 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2008 and the foreign NOLs will expire beginning in 2013. The Company also has federal and state tax research and development credit carryforwards of approximately $1.0 million and $0.9 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of its ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, the Company has recorded a valuation allowance at June 30, 2007 to offset its federal and state deferred tax assets.
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
     FCPA investigation
          In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that are also likely to have violated the Foreign Corrupt Practices Act (“FCPA”) and the laws of such countries as well as possibly the laws of Switzerland, where the Company’s Swiss subsidiary is located. The Company’s audit committee immediately directed internal legal counsel to conduct an internal investigation into these payments. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) the factual information obtained in the Company’s internal investigation of potential violations of the FCPA. In February 2005, the DOJ and the Company entered into an agreement pursuant to which the DOJ agreed not to prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepted responsibility for the actions of its employees and officers, paid a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation, including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the SEC. The Company must remain in compliance with these conditions for a period of two years following February 28, 2005 or face the filing of a criminal complaint by the DOJ. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement will be recorded as an expense as incurred.
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
          The Company is unable at this time to determine the outcome of any such litigation. As such, no provision for any liability that may result upon resolution of these matters has been made in the accompanying financial statements. If the litigation is protracted or results in an unfavorable outcome to the Company, the impact to the financial position, results of operations or cash flows of the Company could be material.
Note 6 — Stock-based Compensation
     Stock options
          The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of June 30, 2007, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 Plan or the 1998 Plan. As of June 30, 2007, there were no outstanding options under the 1996 Plan and 1,173,979 outstanding options under the 1998 Plan. As of June 30, 2007, there were 3,732,212 remaining shares reserved for issuance under the 2005 Plan, of which 1,660,429 were available for grant, 2,065,117 shares were subject to outstanding options and 6,666 shares were subject to outstanding restricted stock units. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.
     2005 Employee stock purchase plan
          The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s IPO. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of June 30, 2007, there were 548,188 shares reserved for issuance under the Purchase Plan.
     Stock-based compensation
          On April 1, 2006, the Company adopted the provisions of SFAS 123R. The Company’s financial statements for the three months ended June 30, 2007 and 2006 reflect the impact of SFAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three months ended
	June 30,
	2007	2006
Employee Stock Option Plans
Expected term (in years)	6	6
Volatility	42%	46%
Risk-free interest rate	4.8%	5.0%
Expected dividend yield	0%	0%
Weighted average fair value at date of grant	$10.96	$5.87

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5
Volatility	41%	39%
Risk-free interest rate	5.1%	5.0%
Expected dividend yield	0%	0%
          The fair value of each purchase right granted under the Company’s Purchase Plan during the three months ended June 30, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

          The stock-based compensation expense related to SFAS 123R is as follows (in thousands):

	Three months ended
	June 30,
	2007	2006
Cost of goods sold	$110	$20
Research and development	112	26
Sales and marketing	240	126
General and administrative	535	109

Total	$997	$281

          Additionally, approximately $115,000 and $28,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory as of June 30, 2007 and 2006, respectively.
          As of June 30, 2007, there was approximately $11.3 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period 2.8 years.
          Stock-based compensation expense recognized for the three months ended June 30, 2007 and 2006 related to the amortization of deferred stock-based compensation was $53,000 and $57,000, respectively. The Company anticipates recording the remaining amortization of deferred compensation of $111,000 in fiscal 2008. This deferred stock-based compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services.
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

	Three months ended
	June 30,
	2007	2006
Expected term (in years)	5	5
Volatility	41%	42%
Risk-free interest rate	5.0%	5.2%
Expected dividend yield	0%	0%
          Stock-based compensation expense recognized for the three months ended June 30, 2007 and 2006 related to non-employee options was $6,000 and $102,000, respectively. The non-employee stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates.
          Total stock-based compensation expense included in the results of operations is as follows (in thousands):

	Three months ended
	June 30,
	2007	2006
Cost of goods sold	$116	$27
Research and development	112	43
Sales and marketing	245	216
General and administrative	583	154

Total	$1,056	$440

     General stock option information
          The following table sets forth the summary of stock options activity for the three months ended June 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Beginning outstanding at March 31, 2007	3,182	$10.71
Granted	213	$22.65
Exercised	(92)	$5.69
Forfeited	(63)	$13.28
Expired	(1)	$13.72

Ending outstanding at June 30, 2007	3,239	$11.59	8.3	$42,141

Options exercisable at June 30, 2007	1,246	$7.43	7.4	$21,394

          The total aggregate intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $1.4 million and $340,000, respectively. The market value of a share of the Company’s common stock as of June 30, 2007 was $24.60 per share as reported by The NASDAQ Stock Market.
          The options outstanding and currently exercisable by exercise price at June 30, 2007 are as follows (in thousands, except per share data):

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$0.68 - $1.01	124	4.7	$0.82	124	$0.82
$1.01 - $1.15	106	6.6	$1.15	91	$1.15
$5.63 - $5.63	729	7.5	$5.63	486	$5.63
$6.51 - $9.44	412	8.5	$8.68	141	$8.69
$9.50 - $12.22	413	8.6	$10.58	163	$10.47
$12.34 - $13.39	417	8.2	$12.94	168	$13.03
$13.58 - $18.44	429	8.9	$16.00	70	$16.15
$18.45 - $22.04	433	9.3	$20.37	—	$—
$22.05 - $24.75	176	9.7	$23.80	3	$22.35

$0.68 - $24.75	3,239	8.3	$11.59	1,246	$7.43

          The following table sets forth the summary of restricted stock units activity for the three months ended June 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Purchase	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Non-vested restricted stock units at March 31, 2007	10	$—
Awarded	—	$—
Released	(3)	$—
Forfeited	—	$—

Non-vested restricted stock units at June 30, 2007	7	$—	1.5	$164

Note 7 — Segment and Geographic Information
          Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three months ended
	June 30,
	2007	2006
United States	$8,666	$5,943
Japan	1,139	2,219
United Kingdom	2,255	1,545
Rest of the world	4,730	2,976

Total revenues	$16,790	$12,683

          The Company’s long lived assets by geographic area were as follows (in thousands):

	June 30,	March 31,
	2007	2007
United States	$4,515	$4,342
United Kingdom	115	120
Rest of the world	184	186

	$4,814	$4,648

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

	Three months ended
	June 30,
	2007	2006
Revenues:
Americas	$9,474	$6,585
Europe	5,868	3,728
Asia Pacific	1,448	2,370

Total	$16,790	$12,683

Gross Profit:
Americas	$7,950	$5,486
Europe	4,192	2,477
Asia Pacific	913	1,458

Total	$13,055	$9,421

          The Company’s total assets by operating segment were as follows (in thousands):

	June 30,	March 31,
	2007	2007
Americas	$51,774	$56,507
Europe	17,564	16,590

	$69,338	$73,097

Note 8 — Subsequent Event
          On July 31, 2007, the Company entered into a five-year, exclusive distribution agreement with Beijing Tian Xin Fu Medical Appliances Co., LTD (“TXF Medical”). Under the terms of the distribution agreement, TXF Medical will promote and market the Company’s full line of products, as such products are approved, in China and is required to purchase a minimum of $53.5 million of such products over the five year term of the agreement in order to maintain its exclusive distributor status in China, ranging from $2.5 million during the fiscal year ending March 31, 2008 to $16.5 million during the fiscal year ending March 31, 2012. The Company will begin distributing its products through TXF Medical in the Chinese market upon receiving regulatory approval.

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
Overview
          We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. We also are developing products for the treatment of ischemic disease and have recently launched our first product in this market. Our products are used by interventional neuroradiologists and neurosurgeons to treat cerebral aneurysms responsible for hemorrhagic stroke. Both hemorrhagic and ischemic stroke are significant causes of death worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils are unique in that they automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease including microcatheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing markets, bringing new products and technologies to interventional neuroradiologists and neurosurgeons, and by entering new geographic territories such as Asia where we introduced our products in Japan through a distributor. We commenced selling our products in Japan in March 2006. On July 31, 2007, we entered into an exclusive distribution agreement with TXF Medical to market our products in the Chinese market. We will begin distributing our products through TXF Medical in the Chinese market upon receiving regulatory approval.
          Our revenues are derived primarily from sales of our microcoils. We also sell stents and access devices, which currently do not account for a significant portion of our revenues. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, and remain on site, free of charge until used.
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
          Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our product offerings. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched seven new products in the last 24 months, including microcoils, stents, microcatheters and guidewires. During the first quarter of fiscal 2008, we introduced two new products – the Cashmere™ microcoil system and the ENZO™ steerable microcatheter. The Cashmere™ is a platinum, stretch-resistant microcoil designed to provide stable framing or filling of aneurysms that may require a softer microcoil, such as those with irregular shapes or ruptured aneurysms. The ENZO™ steerable catheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We intend to continue this product line expansion with the goal of continuing to increase our per-procedure revenue.
          We also intend to continue to expand our direct sales force in the United States and Europe as necessary and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman, CO., LTD (“Goodman”). We recorded product sales to Goodman of $2.2 million and $8.7 million in fiscal 2006 and 2007, respectively, and $1.1 million in the first quarter of fiscal 2008. We are also preparing to enter the Chinese market. We have selected TXF Medical to be our distributor in China. We will begin selling our products in China upon receiving regulatory approval.

          We currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash.
          We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $58.8 million in fiscal 2007. Our revenues were $16.8 million in the first quarter of fiscal 2008.
          Since inception, we have been unprofitable. We incurred net losses of $6.7 million in fiscal 2005, $8.3 million in fiscal 2006, $5.5 million in fiscal 2007 and $1.4 million in the first quarter of fiscal 2008. As of June 30, 2007, we had cash and cash equivalents of $28.6 million. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that we will be profitable in the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of June 30, 2007, we had an accumulated deficit of $56.5 million.
Recent Development
          On July 31, 2007, we entered into a five-year, exclusive distribution agreement with TXF Medical. Under the terms of the distribution agreement, TXF Medical will promote and market our full line of products, as such products are approved, in China and is required to purchase a minimum of $53.5 million of such products over the five year term of the agreement in order to maintain its exclusive distributor status in China, ranging from $2.5 million during the fiscal year ending March 31, 2008 to $16.5 million during the fiscal year ending March 31, 2012. We will begin distributing its products through TXF Medical in the Chinese market upon receiving regulatory approval.
Results of Operations
          The following table sets forth the results of our operations, expressed as percentages of revenues, for the three months ended June 30, 2007 and 2006:

	Three months ended
	June 30,
	2007	2006
Consolidated Statement of Operations Data:
Revenues	100%	100%
Cost of goods sold	22%	26%

Gross profit	78%	74%

Operating expenses:
Research and development	12%	22%
Sales and marketing	40%	45%
General and administrative	36%	35%

Total operating expenses	88%	102%

Loss from operations	(10)%	(28)%
Interest and investment income	2%	3%
Other income, net	1%	1%

Loss before income taxes	(7)%	(24)%
Provision (benefit) for income taxes	1%	(1)%

Net loss	(8)%	(23)%

Three Months Ended June 30, 2007 and 2006
Revenues

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Americas	$9,474	$6,585	$2,889	44%
Europe	5,868	3,728	2,140	57%
Asia Pacific	1,448	2,370	(922)	(39)%

Total Revenues	$16,790	$12,683	$4,107	32%

          Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. We also sell stents, access products and accessories for use with our microcoils, which currently do not account for a significant portion of our revenues. The increase in total revenues in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to an increase in the number of microcoil products, and to a lesser extent the number of non-embolic products, sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate, expansion of our direct and distributor sales force and the introduction of new products including stents and access products. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte® and Presidio™ product sales in the first quarter of fiscal 2008. Revenues from Asia Pacific were $1.4 million in the first quarter of fiscal 2008, and included sales of $1.1 million to our distributor in Japan, compared with revenues of $2.4 million in the first quarter of fiscal 2007, which included initial sales of $2.2 million to our distributor in Japan. In February 2006, we received regulatory clearance to sell our products in Japan through our distributor, and the sale of our products in Japan commenced in March 2006. Revenues from our non-embolic products were $0.6 million in the first quarter of fiscal 2008 compared with revenues of $19,000 in the first quarter of fiscal 2007.
Gross Profit

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Cost of goods sold	$3,735	$3,262	$473	15%
Gross profit	13,055	9,421	3,634	39%
          Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon and amortization of capitalized license technology. The increase in cost of goods sold during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production (partially offset by increased manufacturing efficiencies). Additionally, cost of goods sold in the first quarter of fiscal 2008 includes the amortization of intangibles acquired from the acquisition of VasCon on November 30, 2006 and the amortization of capitalized license fees which we started to amortize in the third quarter of fiscal 2007 when we began selling the Pharos™ stent product and generating revenue.
          Gross margin was 78% in the first quarter of fiscal 2008 and 74% in the first quarter of fiscal 2007. The increase was primarily due to an increase in revenue from sales of higher margin products and manufacturing efficiencies, partially offset by distributor sales of lower margin products primarily in Japan and certain European markets. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.

Operating Expenses
     Research and Development

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Research and development	$1,965	$2,754	$(789)	(29)%
          Research and development expenses consist primarily of costs associated with the design, development, and testing of products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses decreased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to a milestone payment to Vascular FX in the first quarter of fiscal 2007 in connection with the purchase of intellectual property in the amount of $1.5 million. We had recorded the milestone payment to Vascular FX as research and development expense as there were no regulatory clearances for a product at that time. This decrease was partially offset by an increase of $537,000 related to increased headcount, an increase of $69,000 in stock-based compensation expense and an increase of $59,000 in supplies expense. We expect our research and development expenses to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product developments, and expand our existing product line.
     Sales and Marketing

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Sales and marketing	$6,685	$5,797	$888	15%
          Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to an increase of $379,000 in travel and personnel costs due to an increase in sales and marketing personnel in the United States and Europe, an increase of $256,000 in cost associated with meetings, training and conferences, an increase of $189,000 primarily associated with the randomized post-marketing study of our Cerecyte® product, as well as an increase of $95,000 in sales incentives on higher levels of sales. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.
     General and Administrative

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
General and administrative	$6,101	$4,449	$1,652	37%
          General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit, Sarbanes Oxley compliance and information technology consulting. General and administrative expenses increased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to an increase of $0.9 million related to higher finance and administrative personnel costs due to increased headcount, an increase of $433,000 in stock-based compensation expense, as well as an increase of $116,000 in legal fees associated with our FCPA compliance. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.

Other Income, Net

	Three months ended
	June 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest and investment income	$360	$379	$(19)	(5)%
Other income (expense), net	78	204	(126)	(62)%

Total other income, net	$438	$583	$(145)	(25)%

          Other income, net consists primarily of investment income and foreign currency gains and losses. Total other income, net decreased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due to a decrease in foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables.
Income Taxes
          Effective April 1, 2007, we adopted FIN 48, which requires that we recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $192,000 increase in our unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at June 30, 2007, we had zero accrued interest and penalties related to tax contingencies.
          As of April 1, 2007, we had approximately $192,000 of unrecognized tax benefits. Since the benefit relates to attribute carryover for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect our effective tax rate. We have elected to include interest and penalties as a component of tax expense. We do not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2007 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of our tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.
          We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income tax. In the first quarter of fiscal 2008, we recorded an income tax expense of approximately $135,000. The expense includes an income tax expense of $173,000 for our Swiss subsidiary and a noncurrent tax benefit of approximately $38,000 for the tax effect of the current quarter amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible.
          As of March 31, 2007, we had federal, state and foreign NOLs that are available to reduce future taxable income of approximately $36.0 million, $21.5 million and $0.9 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2008 and the foreign NOLs will expire beginning in 2013. We also have federal and state tax research and development credit carryforwards of approximately $1.0 million and $0.9 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at June 30, 2007 to offset our federal and state deferred tax assets.

Liquidity and Capital Resources

	Three months ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash flow activities:
Net cash used in operating activities	$(3,753)	$(2,961)
Net cash used in investing activities	$(2,719)	$(2,336)
Net cash provided by financing activities	$522	$97
          Since our inception, we have funded our operations primarily through issuances of stock and related warrants. From November 1996 to March 2005, issuances of convertible preferred stock and related warrants provided us with aggregate proceeds of $59.9 million, net of issuance costs. On June 21, 2005, we completed an IPO in which we sold 3,250,000 shares of our common stock at $11.00 per share for net cash proceeds to us of approximately $33.2 million, net of underwriting discounts and commissions. On July 6, 2005, we sold an additional 250,000 shares of common stock at $11.00 per share pursuant to the over-allotment option granted to the underwriters. Together with the over-allotment shares sold by us, cash proceeds to us in the offering were approximately $33.0 million, net of underwriting discounts and offering expenses. On July 19, 2006, we completed a secondary public offering in which certain stockholders sold 1,270,211 shares of common stock at the public offering price of $11.89 per share. On July 19, 2006, the underwriters purchased 190,531 shares of common stock from us pursuant to their over-allotment option. We did not receive any proceeds from the sale of common stock by the selling stockholders. The total cash proceeds from the over-allotment were approximately $2.0 million, net of underwriting discount and offering expenses. Common stock offering expenses of $0.6 million were incurred by us on behalf of the selling stockholders and were expensed to general and administrative expense in the second quarter of fiscal 2007.
          As of June 30, 2007, we had cash and cash equivalents of $28.6 million, compared to $34.5 million at March 31, 2007. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
          Net cash used in operating activities was $3.8 million during the first quarter of fiscal 2008 compared to $3.0 million during the first quarter of fiscal 2007. Net cash used in operating activities during the first quarter of fiscal 2008 resulted primarily from operating losses, an increase in accounts receivable primarily due to an increase in the number of microcoil products sold, an increase in inventory due to the buildup of finished goods inventory in anticipation of future sales and an increase in the number of consignment locations, an increase in prepaid expenses and other current assets primarily related to the payment of directors and officers insurance premiums, a decrease in accrued payroll and related expenses attributable to the payment of fiscal 2007 employee cash bonuses. These factors were partially offset by an increase in accounts payable due to timing of payments made to our vendors, an increase in accrued liabilities due to accrued professional fees associated with legal fees and Sarbanes Oxley compliance and higher VAT payables, and non-cash items such as stock-based compensation expense primarily due to SFAS 123R, depreciation and amortization, and provision for excess and obsolete inventories.
          Net cash used in operating activities during the first quarter of fiscal 2007 resulted primarily from operating losses, an increase in accounts receivable due to an increase in the number of microcoil products sold, an increase in inventory primarily due to an increase in the number of consignment locations, an increase in prepaid expenses and other current assets primarily related to the payment of directors and officers insurance premiums, a decrease in accounts payable due to timing of payments made to our vendors. These factors were partially offset by an increase in accrued liabilities primarily due to accrued professional fees associated with legal fees and Sarbanes Oxley compliance and higher VAT payables, an increase in stock-based compensation expense primarily due to the adoption of SFAS No. 123R, an increase in depreciation and amortization, and an increase in the provision for excess and obsolete inventories.
          Net cash used in investing activities was $2.7 million during the first quarter of fiscal 2008 compared to $2.3 million during the first quarter of fiscal 2007. Net cash used in investing activities during the first quarter of fiscal 2008 was primarily related to the earn-out payment associated with the purchase of Neurologic and the purchase of capital equipment.
          Net cash used in investing activities during the first quarter of fiscal 2007 was primarily related to the earn-out payment associated with the purchase of Neurologic, the milestone payment to Biotronik which has been capitalized as licensed technology and the purchase of capital equipment.

          Net cash provided by financing activities was $522,000 during the first quarter of fiscal 2008 compared to $97,000 during the first quarter of fiscal 2007. Net cash provided by financing activities during the first quarter of fiscal 2008 and 2007 consisted of proceeds from the exercise of stock options.
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
          Our significant accounting policies are fully described in Note 2 to our Consolidated Financial Statements included in our annual report filed on Form 10-K for the fiscal year ended March 31, 2007, that was filed with the SEC on June 7, 2007 except for a description of our income taxes critical accounting policy and our adoption of FIN 48 on April 1, 2007, the beginning of our 2008 fiscal year. See Notes 2 and 4 for further information regarding the adoption of FIN 48.
Recent Accounting Pronouncements
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

          As of June 30, 2007, our contractual commitments were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$3,320	$708	$1,825	$787	$—
Purchase commitments	2,016	2,016	—	—	—

Total	$5,336	$2,724	$1,825	$787	$—

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $165,000 related to our loan with Micrus SA and a $110,000 increase in our comprehensive loss from our investment in Micrus SA as of June 30, 2007. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $240,000 decrease in our comprehensive loss from our investment in Micrus UK as of June 30, 2007. A hypothetical 10% decline in the value of the Euro versus the Swiss franc would cause us to recognize a loss of $229,000 based on our foreign denominated receivables as of June 30, 2007.
          In the first quarter of fiscal 2008, approximately 35% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.
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
Item 4. Controls and Procedures
(1) Disclosure controls and procedures
          Our management, with the participation of our President and Chief Executive Officer, John T. Kilcoyne, and our Executive Vice President, Chief Financial Officer and Secretary, Robert A. Stern, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, they concluded that our disclosure controls and procedures as of June 30, 2007 were effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.

(2) Changes in internal controls
          There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
FCPA Investigation
          See the risk factor regarding international operations on page 31 below for a discussion of the FCPA investigation we carried out in 2004 and our resulting agreement with the Department of Justice.
Patent Litigation
          See the risk factor regarding patent litigation below on page 28 for a detailed discussion of our patent litigation with Boston Scientific Corporation.
          Discovery is ongoing in the patent litigation with Boston Scientific Corporation. A hearing on claim construction was held on June 1, 2007. The Court has not calendared any other dates.
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
          The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the first quarter of fiscal 2008, a substantial portion of our product sales were to approximately 78 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:
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
          We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $5.5 million, $8.3 million and $6.7 million for the fiscal year ended March 31, 2007, 2006 and 2005, respectively. We incurred a net loss of $1.4 million and $3.0 million in the first quarter of fiscal 2008 and 2007, respectively. At June 30, 2007, we had an accumulated deficit of $56.5 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect our operating expenses to increase as we, among other things:
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
          After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005. Pursuant to that agreement, the DOJ will not prosecute us for the conduct disclosed to the DOJ, and we agreed to various conditions, including establishing policies and procedures to assure compliance with the FCPA and other relevant anti-bribery laws, retaining an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and to monitor our implementation of and adherence to FCPA compliance policies and procedures, and fully cooperating with the DOJ, the independent monitor, and the Securities and Exchange Commission (“SEC”). We must remain in complete compliance with these conditions for a period of two years, or face the filing of a criminal complaint against us. The terms of the DOJ Agreement will bind our successors, or any merger partners, as long as the DOJ Agreement is in effect.
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
          Except for our agreements with our distributors, we have no material long-term purchase agreements with our customers, who may at any time switch to the use of our competitors’ products.
          For these reasons, we may not be able to compete successfully against our current or potential future competitors and sales of our products and our revenues may decline.

Our sales in international markets subject us to foreign currency exchange and other risks and costs that could harm our business.
          A substantial portion of our revenues are derived from outside the U.S. For the fiscal years ended March 31, 2007, 2006 and 2005, revenues from customers outside the U.S. represented approximately 51%, 53% and 48%, respectively, of our revenues. For the first quarter of fiscal 2008, revenues from customers outside the United States represented 48% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first quarter of fiscal 2008, approximately 35% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pound sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition. We currently do not enter into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates.
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
          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of internal control over financial reporting.
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
          We believe that our current cash position, together with the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:
•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and or acquiring new products or technologies;

•	the cost of obtaining and maintaining FDA approval or clearance of our products and products in development;

•	costs associated with our litigation with Boston Scientific;

•	the expenses we incur related to compliance with the U.S. FCPA and laws and regulations in non-U.S. jurisdictions;

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations affecting public companies recently promulgated by the SEC and The NASDAQ Stock Market;

•	the costs associated with our facilities expansion, if any; and

•	the costs associated with increased capital expenditures.
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
          Our continued success depends in part upon the continued availability and contributions of our senior management team and the continued participation of our key clinical advisors. We have entered into agreements with certain members of our senior management team, but none of these agreements guarantee the services of the individual for a specified period of time. We also rely on the skills and talents of our scientific personnel because of the complexity of our products. The loss of members of our senior management, key clinical advisors or scientific personnel, or our inability to attract or retain other qualified personnel or advisors could have a material adverse effect on our results of operations and financial condition.
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

          In addition, in certain countries, such as France, Germany, China and Japan, we are required to obtain regulatory clearance for our products to be eligible for reimbursements by third party payors, even though reimbursement for embolic coiling procedures is already in place.
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
          Based on shares outstanding at June 30, 2007, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 24% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
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
          Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the SEC and by The NASDAQ Stock Market, could result in increased costs to us. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.
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
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 5. Other Information.
None
Item 6. Exhibits.
          See the Index to Exhibits on Page 44 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2007

By:	/s/ John T. Kilcoyne
John T. Kilcoyne
President and Chief Executive Officer

By:	/s/ Robert A. Stern
Robert A. Stern
Executive Vice President, Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on May 17, 2005 Registration No. 333-123154) (“Amendment No. 3”)

3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 3)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”)

4.2	Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (incorporated by reference to Exhibit 4.2 of Form S-1)

4.3	Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 of Form S-1)

4.4	Form of Common Stock Warrant issued in connection with the Series E Preferred Stock and Warrant Purchase Agreement dated February 21, 2005, among the Registrant and the purchasers of the Registrant’s Series E Preferred Stock (incorporated by reference to Exhibit 4.4 of Form 10-Q filed on February 14, 2006)

10.26#	Amended and Restated Employee Cash Bonus Plan with respect to Executive Officers

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith