Form 10-Q
period 2007-09-30
MICRUS ENDOVASCULAR CORP
filed 2007-11-09
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51323
Micrus Endovascular Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2853441

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

821 Fox Lane
San Jose, California	95131

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2007, there were 15,500,718 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$28,748	$34,536
Accounts receivable, net of allowance for doubtful accounts of $233 at September 30, 2007 and $234 at March 31, 2007	7,368	8,168
Inventories	12,179	9,049
Prepaid expenses and other current assets	1,488	1,340
Deferred tax assets	311	102

Total current assets	50,094	53,195
Property and equipment, net	4,962	4,648
Goodwill	5,552	5,552
Intangible assets, net	8,451	9,405
Other assets	302	297

Total assets	$69,361	$73,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,513	$1,660
Accrued payroll and other related expenses	5,132	6,145
Accrued liabilities	4,377	6,288

Total current liabilities	11,022	14,093
Deferred tax liabilities	475	570
Other non-current liabilities	2,068	2,140

Total liabilities	13,565	16,803

Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 15,479,758 shares at September 30, 2007 and 15,249,057 shares at March 31, 2007	155	152
Additional paid-in capital	115,838	111,920
Deferred stock-based compensation	(65)	(164)
Accumulated other comprehensive loss	(625)	(512)
Accumulated deficit	(59,507)	(55,102)

Total stockholders’ equity	55,796	56,294

Total liabilities and stockholders’ equity	$69,361	$73,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$14,362	$14,527	$31,152	$27,210
Cost of goods sold	3,151	3,894	6,886	7,156

Gross profit	11,211	10,633	24,266	20,054

Operating expenses:
Research and development	2,617	1,502	4,582	4,256
Sales and marketing	7,226	5,410	13,911	11,207
General and administrative	5,545	4,444	11,646	8,893

Total operating expenses	15,388	11,356	30,139	24,356

Loss from operations	(4,177)	(723)	(5,873)	(4,302)
Interest and investment income	351	406	711	785
Interest expense	(2)	—	(2)	—
Other income, net	282	129	360	333

Loss before income taxes	(3,546)	(188)	(4,804)	(3,184)
Income tax benefit	(534)	(37)	(399)	(74)

Net loss	$(3,012)	$(151)	$(4,405)	$(3,110)

Net loss per share:
Basic and diluted	$(0.20)	$(0.01)	$(0.29)	$(0.22)
Weighted-average number of shares used in per share calculations:
Basic and diluted	15,388	14,404	15,339	14,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(4,405)	$(3,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,595	794
Provision for doubtful accounts	(6)	(35)
Loss on disposal of property and equipment	22	—
Provision for excess and obsolete inventories	418	136
Stock-based compensation	2,179	902
Deferred tax benefit	(389)	(74)
Changes in operating assets and liabilities:
Accounts receivable	954	259
Inventories	(3,312)	(1,433)
Prepaid expenses and other current assets	(132)	(427)
Other assets	1	28
Accounts payable	(166)	(826)
Accrued payroll and other related expenses	(1,093)	630
Accrued liabilities	342	1,441
Other non-current liabilities	(73)	(5)

Net cash used in operating activities	(4,065)	(1,720)

Cash flows from investing activities:
Acquisition of property and equipment	(987)	(511)
Proceeds from sale of property and equipment	65	—
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	(2,232)	(1,403)
Payment to Biotronik AG for developed technology	—	(732)

Net cash used in investing activities	(3,154)	(2,646)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	2,070
Proceeds from exercise of stock options	1,303	292
Proceeds from employee stock purchase plan	513	379

Net cash provided by financing activities	1,816	2,741

Effect of foreign exchange rate changes on cash and cash equivalents	(385)	(458)

Net decrease in cash and cash equivalents	(5,788)	(2,083)
Cash and cash equivalents at beginning of period	34,536	36,104

Cash and cash equivalents at end of period	$28,748	$34,021

Supplemental schedule of non-cash investing and financing activities:
Accrued offering costs for issuance of common stock	$—	$30
The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Formation and Business of the Company
          Micrus Endovascular Corporation (the “Company”) was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. The Company develops products for the treatment of hemorrhagic and ischemic stroke.
     Interim unaudited financial information
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 which was filed with the SEC on June 7, 2007.
          The results of operations for the interim periods ended September 30, 2007 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2008, or any future period.
     Revisions to fiscal year 2007 quarterly cash flows presentations
          The consolidated cash flow statement for the six months ended September 30, 2006 has been revised from that previously reported in the Company’s Form 10-Q for the period ended September 30, 2006 to correct the classification of the payment of an earn-out amount of approximately $1.4 million made in April 2006 in connection with the acquisition of Neurologic UK Ltd. (“Neurologic”) that had been accrued as of March 31, 2006, and correctly excluded, as it was a non-cash item, from the fiscal 2006 full year statement of cash flows included in the fiscal 2006 and 2007 annual reports on Form 10-K. The Company had previously incorrectly presented in its quarterly reports on Form 10-Q for the first, second and third quarters of fiscal 2007, the payment as an operating cash outflow (decrease in accrued liabilities) which resulted in an overstatement of the reported amount of cash used in operating activities with a corresponding understatement of the cash used in investing activities. This item has been adjusted in this Form 10-Q and will also be adjusted in the consolidated cash flow statement for the nine months ended December 31, 2006, when included in the Company’s Form 10-Q for the nine months ended December 31, 2007. The impact on the Company’s cash flow data is as follows:

	As Previously
	Reported	As Revised

Six months ended September 30, 2006
Cash flows from operating activities:
Accrued liabilities	$38	$1,441
Net cash used in operating activities	$(3,123)	$(1,720)
Cash flows from investing activities:
Purchase of Neurologic UK, Ltd., net of cash acquired	$—	$(1,403)
Net cash used in investing activities	$(1,243)	$(2,646)

Nine months ended December 31, 2006
Cash flows from operating activities:
Accrued liabilities	$1,127	$2,530
Net cash used in operating activities	$(2,070)	$(667)
Cash flows from investing activities:
Purchase of Neurologic UK, Ltd., net of cash acquired	$(11)	$(1,414)
Net cash used in investing activities	$(3,549)	$(4,952)

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
     Use of estimates
          The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to accounts receivable and inventories, the recoverability of long-term assets, deferred tax assets and liabilities and related valuation allowances and valuation of equity instruments.
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
     Comprehensive loss
          Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Accumulated other comprehensive loss as of September 30, 2007 and March 31, 2007 was comprised entirely of foreign currency translation adjustments. Total comprehensive loss for the three and six months ended September 30, 2007 was $3.1 million and $4.5 million, respectively. This included other comprehensive loss of $71,000 and $113,000, respectively, related to foreign currency translation adjustments. Total comprehensive loss for the three and six months ended September 30, 2006 was $206,000 and $3.3 million, respectively. This included other comprehensive loss of $55,000 and $215,000, respectively, related to the Company’s unrealized gains and losses on its available-for-sale securities and foreign currency translation adjustments.
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
          The following outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Shares issuable upon exercise of common stock options	3,242	3,036	3,242	3,036
Shares issuable upon settlement of restricted stock units	7	10	7	10

	3,249	3,046	3,249	3,046

     Stock-based compensation
          The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan which enables employees to purchase the Company’s common stock.
          On April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method for its transition to SFAS 123R, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, excluding pre-IPO options for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred stock-based compensation expenses will continue to be accounted for under the intrinsic value method of APB 25.
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
     Recent accounting pronouncements
          In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of SFAS 157 but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 but does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

Note 3 — Balance Sheet Components
     Inventories
          Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Raw materials	$1,792	$1,862
Work-in-progress	2,013	1,413
Finished goods	4,808	3,005
Consigned inventory	3,253	2,622
Inventory held by distributors	313	147

	$12,179	$9,049

          Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.
           Inventory held by distributors at September 30, 2007 consists of inventory of $248,000 held by the Company’s Latin American distributors and inventory of $65,000 held by the Company’s Chinese distributor. Inventory held by distributors at March 31, 2007 was all held by the Company’s Latin American distributors.
     Property and equipment, net
          Property and equipment, net, consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Computer equipment and software	$1,496	$1,210
Furniture, fixtures and equipment	5,054	4,701
Leasehold improvements	955	936
Construction in progress	172	148

Total cost	7,677	6,995
Less accumulated depreciation and amortization	(2,715)	(2,347)

	$4,962	$4,648

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

     Intangible assets, net
          Intangible assets, net, consisted of the following (in thousands):

	Useful	Gross Carrying Amount			Accumulated Amortization			Net
	Life	March 31,		September 30,	March 31,		September 30,	September 30,	March 31,
	(Years)	2007	Additions	2007	2007	Additions	2007	2007	2007
Existing process technology	7	$4,590	$—	$4,590	$(219)	$(328)	$(547)	$4,043	$4,371
Distribution agreements	5	2,300	—	2,300	(704)	(230)	(934)	1,366	1,596
Capitalized license fee	7	1,565	—	1,565	(112)	(112)	(224)	1,341	1,453
Patents — microcoil	10	1,100	—	1,100	(770)	(55)	(825)	275	330
Non-compete agreements	6	700	—	700	(177)	(58)	(235)	465	523
Customer relationships	5	900	—	900	(274)	(90)	(364)	536	626
Patents — catheter	7	300	—	300	(14)	(21)	(35)	265	286
Existing product technology	2	260	—	260	(40)	(60)	(100)	160	220

		$11,715	$—	$11,715	$(2,310)	$(954)	$(3,264)	$8,451	$9,405

          Amortization of intangible assets included in the results of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of goods sold	$261	$—	$521	$—
Operating expenses	216	217	433	448

	$477	$217	$954	$448

          The amortization expense of the acquired intangible assets related to existing technology in the manufacturing process and design of products resulting from the acquisition of VasCon in the amount of $205,000 and $409,000 is included in cost of goods sold for the three and six months ended September 30, 2007.
          The Company started generating revenue from the stent product associated with the capitalized license technology in the third quarter of fiscal 2007. The amortization expense related to the capitalized license technology in the amount of $56,000 and $112,000 is included in cost of goods sold for the three and six months ended September 30, 2007.
          The expected future amortization of intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization
2008 (remaining 6 months)	$954
2009	1,870
2010	1,793
2011	1,345
2012	982
Thereafter	1,507

$8,451

     Accruals
          Accrued payroll and other related expenses consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Accrued bonuses	$1,577	$2,646
Accrued salaries	775	702
Accrued vacation	1,462	1,333
Accrued commissions	848	725
Accrued payroll taxes	470	739

	$5,132	$6,145

          Accrued liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Professional fees	$1,470	$1,069
Development costs	678	559
VAT payable	565	438
Earn-out payment in connection with Neurologic acquisition	—	2,232
Other	1,664	1,990

	$4,377	$6,288

     Other non-current liabilities
          Other non-current liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2007	2007
Contingent purchase price	$1,596	$1,596
Deferred revenue from Japan distribution agreement	300	375
Other non-current liabilities	172	169

	$2,068	$2,140

Note 4 — Income Taxes
          Effective April 1, 2007, the Company adopted FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, the Company recognized a $192,000 increase in its unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at September 30, 2007, the Company had no accrued interest or penalties related to tax contingencies. Since the unrecognized tax benefit relates to attribute carryover for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect the Company’s effective tax rate. The Company has elected to include interest and penalties as a component of tax expense. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2007 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of the Company’s tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.
          The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income tax. For the three and six months ended September 30, 2007, the Company recorded an income tax benefit of approximately $534,000 and $399,000, respectively. The income tax benefit for the three and six months ended September 30, 2007 includes an income tax benefit of $456,000 and $283,000, respectively, related to net operating losses for its Swiss subsidiary and a non-current tax benefit of approximately $78,000 and $116,000, respectively, for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax effect of operating losses for its United Kingdom subsidiary.

          As of March 31, 2007, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $36.0 million, $21.5 million and $0.9 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2008 and the foreign NOLs will expire beginning in 2013. The Company also has federal and state tax research and development credit carryforwards of approximately $1.0 million and $0.9 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of its ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, the Company has recorded a valuation allowance at September 30, 2007 to offset its federal and state deferred tax assets.
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
     FCPA investigation
          In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that are also likely to have violated the Foreign Corrupt Practices Act (“FCPA”) and the laws of such countries as well as possibly the laws of Switzerland, where the Company’s Swiss subsidiary is located. The Company’s audit committee immediately directed internal legal counsel to conduct an internal investigation into these payments. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) the factual information obtained in the Company’s internal investigation of potential violations of the FCPA. In February 2005, the DOJ and the Company entered into an agreement pursuant to which the DOJ agreed not to prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepted responsibility for the actions of its employees and officers, paid a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation, including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the SEC. The Company must remain in compliance with these conditions for a period of two years following February 28, 2005 or face the filing of a criminal complaint by the DOJ. The independent monitor is currently assessing the Company’s compliance with the terms of the agreement. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement will be recorded as an expense as incurred.
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
          In November 2004, the Company answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of the Company’s patents. In addition, the Company alleged that Boston Scientific has violated United States antitrust laws, and has violated certain California state laws by committing unfair business practices, disparaging its products, and interfering with the its prospective economic advantage. In November 2006, the Company withdrew one of its three asserted patents from the litigation to pursue a reissue application filed with the United States Trademark and Patent Office (“USPTO”). Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S., of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
          In January 2005, Boston Scientific filed a motion to dismiss the Company claims for disparagement, interference with prospective economic advantage and unfair business practices. That motion has been fully briefed but no oral argument has been heard or scheduled and the Court has not ruled on the motion.
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
     Securities litigation
          On October 3, 2007, a purported securities class action complaint (the “Complaint”) was filed in the United States District Court for the Southern District of Florida against the Company and certain of its directors and officers (the “Defendants”). The Complaint alleges that the Company and the individual defendants made materially false and/or misleading statements or omissions in violation of the federal securities laws during the period of February 12, 2007 through September 16, 2007 (the “Class Period”). The Complaint seeks to recover damages on behalf of anyone who purchased or otherwise acquired the Company’s stock during the Class Period. The Company intends to take all appropriate action in response to this lawsuit.
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

Note 6 — Stock-based Compensation
     Stock options
          The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of September 30, 2007, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 Plan or the 1998 Plan. As of September 30, 2007, there were no outstanding options under the 1996 Plan and 1,115,698 outstanding options under the 1998 Plan. As of September 30, 2007, there were 3,699,750 remaining shares reserved for issuance under the 2005 Plan, of which 1,566,464 were available for grant, 2,126,620 shares were subject to outstanding options and 6,666 shares were subject to outstanding restricted stock units. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.
     2005 Employee stock purchase plan
          The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s IPO. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of September 30, 2007, there were 503,679 shares reserved for issuance under the Purchase Plan.
     Stock-based compensation
          On April 1, 2006, the Company adopted the provisions of SFAS 123R. The Company’s financial statements for the three and six months ended September 30, 2007 and 2006 reflect the impact of SFAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Employee Stock Option Plans
Expected term (in years)	6	6	6	6
Volatility	41%	46%	41%	46%
Risk-free interest rate	4.7%	4.8%	4.7%	4.9%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at date of grant	$10.90	$6.88	$10.93	$6.85

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	40%	39%	41%	39%
Risk-free interest rate	5.2%	5.0%	5.1%	5.0%
Expected dividend yield	0%	0%	0%	0%
          The fair value of each purchase right granted under the Company’s Purchase Plan during the three and six months ended September 30, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

          The stock-based compensation expense related to SFAS 123R is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of goods sold	$97	$48	$207	$68
Research and development	116	36	228	62
Sales and marketing	313	137	553	263
General and administrative	551	153	1,086	262

Total	$1,077	$374	$2,074	$655

          Additionally, approximately $143,000 and $47,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory as of September 30, 2007 and 2006, respectively.
          As of September 30, 2007, there was approximately $11.9 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period of 2.7 years.
          Stock-based compensation expense recognized for the three months ended September 30, 2007 and 2006 related to the amortization of deferred stock-based compensation was $46,000 and $82,000, respectively. For the six months ended September 30, 2007 and 2006, the amortization of deferred stock-based compensation expense was $99,000 and $139,000, respectively. The Company anticipates recording the remaining amortization of deferred stock-based compensation of $65,000 in the remaining six months of fiscal 2008. This deferred stock-based compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected term (in years)	5	5	5	5
Volatility	40%	43%	40%	43%
Risk-free interest rate	4.6%	4.6%	4.6%	4.9%
Expected dividend yield	0%	0%	0%	0%
          Stock-based compensation expense recognized for the three months ended September 30, 2007 and 2006 related to non-employee options was zero and $6,000, respectively. For the six months ended September 30, 2007 and 2006, the stock-based compensation expense recognized related to non-employee options was $6,000 and $108,000, respectively. The non-employee stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates.

          Total stock-based compensation expense included in the results of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of goods sold	$103	$54	$219	$81
Research and development	116	37	228	80
Sales and marketing	316	172	561	388
General and administrative	588	199	1,171	353

Total	$1,123	$462	$2,179	$902

     General stock option information
          The following table sets forth the summary of stock options activity for the six months ended September 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Beginning outstanding at March 31, 2007	3,182	$10.71
Granted	375	$22.81
Exercised	(183)	$7.14
Forfeited	(131)	$14.00
Expired	(1)	$13.72

Ending outstanding at September 30, 2007	3,242	$12.18	8.1	$22,373

Options exercisable at September 30, 2007	1,331	$7.78	7.1	$13,982

          The total aggregate intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $1.3 million and $389,000, respectively. For the six months ended September 30, 2007 and 2006, the total aggregate intrinsic value of options exercised was $2.7 million and $0.7 million, respectively. The market value of a share of the Company’s common stock as of September 28, 2007 was $18.27 per share as reported by The NASDAQ Stock Market.
          The options outstanding and currently exercisable by exercise price at September 30, 2007 are as follows (in thousands, except per share data):

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices			Outstanding	(years)	Price	Exercisable	Price
$0.68	—	$1.01	109	4.2	$0.81	109	$0.81
$1.15	—	$1.15	99	6.3	$1.15	91	$1.15
$5.63	—	$8.44	751	7.2	$5.67	529	$5.65
$8.62	—	$12.66	857	8.2	$10.10	333	$9.83
$12.72	—	$18.37	658	8.4	$14.75	263	$14.34
$18.40	—	$22.23	470	9.4	$20.30	3	$19.94
$22.35	—	$24.75	298	9.4	$23.85	3	$22.35

$0.68	—	$24.75	3,242	8.1	$12.18	1,331	$7.78

          The following table sets forth the summary of restricted stock units activity for the six months ended September 30, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Purchase	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)

Non-vested restricted stock units at March 31, 2007	10	$—
Awarded	—	$—
Released	(3)	$—
Forfeited	—	$—

Non-vested restricted stock units at September 30, 2007	7	$—	1.3	$122

Note 7 — Segment and Geographic Information
          Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$7,781	$6,976	$16,447	$12,919
Japan	—	2,840	1,139	5,059
United Kingdom	2,265	1,411	4,520	2,956
Rest of the world	4,316	3,300	9,046	6,276

Total revenues	$14,362	$14,527	$31,152	$27,210

          The Company’s long lived assets by geographic area were as follows (in thousands):

	September 30,	March 31,
	2007	2007
United States	$4,686	$4,342
United Kingdom	89	120
Rest of the world	187	186

	$4,962	$4,648

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Americas	$8,464	$7,513	$17,938	$14,098
Europe	5,522	3,963	11,390	7,691
Asia Pacific	376	3,051	1,824	5,421

Total	$14,362	$14,527	$31,152	$27,210

Gross Profit:
Americas	$7,114	$6,129	$15,064	$11,615
Europe	3,923	2,519	8,115	4,996
Asia Pacific	174	1,985	1,087	3,443

Total	$11,211	$10,633	$24,266	$20,054

          The Company’s total assets by operating segment were as follows (in thousands):

	September 30,	March 31,
	2007	2007
Americas	$52,840	$56,507
Europe	16,521	16,590

	$69,361	$73,097

Note 8 — Subsequent Events
          On October 26, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with The Cleveland Clinic Foundation (“The Cleveland Clinic”) and ReVasc Technologies, Inc. (“ReVasc”), a wholly-owned subsidiary of The Cleveland Clinic, pursuant to which it acquired all of the outstanding stock of ReVasc from The Cleveland Clinic for an aggregate up-front purchase price of $1 million. Pursuant to the Agreement, the Company also agreed to pay The Cleveland Clinic up to an additional $5 million in payments upon the achievement of certain milestones set forth in the Agreement, with minimum milestone payments of at least $2 million to The Cleveland Clinic upon the third anniversary of the closing of the acquisition. The Company acquired only pre-regulatory approved technology and did not assume any liabilities in connection with the acquisition of ReVasc.
          ReVasc is party to a license agreement with The Cleveland Clinic (the “License Agreement”) pursuant to which The Cleveland Clinic granted ReVasc an exclusive license to its revascularization technology for the treatment of ischemic stroke. In connection with the acquisition, the parties amended the License Agreement to provide, among other matters, for the payment to The Cleveland Clinic of certain royalties for sales of products based on the technology subject to the License Agreement. As soon as practicable following the acquisition, the Company intends to merge ReVasc into Micrus. Following such merger, Micrus will become the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the License Agreement.

          On November 2, 2007, the Company entered into a non-binding term sheet to sell certain cardiac and peripheral catheter platform assets and technology for $3 million to Merit Medical Systems, Inc. (“Merit”). The purchase will include transfer from the Company to Merit of manufacturing know-how, intellectual property, inventory and technology.
          Under the terms of the term sheet, the Company will receive an up-front payment of $1.5 million and an additional $1.5 million upon the transfer of the assets and technology to Merit, provided that the transfer occurs no later than the one year anniversary of the closing. The definitive agreement will be subject to customary closing conditions and is expected to close prior to the end of calendar year 2007. The assets for sale were originally acquired by the Company in November 2006 with the completion of its purchase of VasCon.
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
Overview
          We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. We develop products for the treatment of hemorrhagic and ischemic stroke. Our products are used by interventional neuroradiologists and neurosurgeons. Both hemorrhagic and ischemic stroke are significant causes of death worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils are unique in that they automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease including microcatheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists and neurosurgeons, and by entering new geographic territories such as Asia where we commenced selling our products in Japan through a distributor in March 2006. Additionally, on July 31, 2007, we entered into an exclusive distribution agreement with Beijing Tianxinfu Medical appliances Co., LTD (“TXF Medical”) to market our products in the Chinese market. We will begin distributing our products through TXF Medical in the Chinese market upon receiving regulatory approval.
          Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products and accessories for use with our microcoils, which accounted for approximately 5% of our revenues for both the second quarter and the first six months of fiscal 2008. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, and remain on site, free of charge until used.
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
          Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our product offerings in the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched eight new products in the last 24 months, including microcoils, stents, microcatheters and guidewires. During the first quarter of fiscal 2008, we introduced two new products — the Cashmere™ microcoil system and the ENZO™ steerable microcatheter. The Cashmere™ is a stretch-resistant microcoil designed to provide stable framing or filling of aneurysms that may require a softer microcoil, such as those with irregular shapes or ruptured aneurysms. The ENZO™ steerable microcatheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We intend to continue this product line expansion with the goal of continuing to increase our per-procedure revenue.

          We also intend to continue to expand our direct sales force in the United States and Europe as necessary and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman, CO., LTD (“Goodman”). We recorded product sales to Goodman of $2.2 million and $8.7 million in fiscal 2006 and 2007, respectively, and $1.1 million in the first six months of fiscal 2008. Sales to Goodman have been lower than anticipated in the first half of fiscal 2008 due to regulatory approval delays in Japan. We currently believe that we will gain the additional regulatory approvals necessary to sell our stretch-resistant and Cerecyte microcoils in Japan within the next 12 months. The timing of these approvals will be later than we had initially anticipated. The delay in these product approvals could have an adverse impact on the revenues previously anticipated from sales in Japan for fiscal 2008. Goodman is required to purchase a minimum of $5.5 million of Micrus products during fiscal 2008, and they have purchased regulatory approved products in the amount of $1.1 million which we have recognized as revenue during the first six months of fiscal 2008. We have received additional orders from Goodman for our stretch-resistant products in the amount of $1.6 million which will be shipped and recorded as revenue following regulatory approvals. We are also preparing to enter the Chinese market. We have selected TXF Medical to be our distributor in China. We will begin selling our products in China upon receiving regulatory approval. We currently believe that we will gain regulatory approvals to market the full Micrus product line in China. However, we have recently learned that the timing of product approvals in China will be delayed due to a pending review by the Chinese State Food and Drug Administration (SFDA) of drug and medical device approvals granted during the term of the former SFDA minister. We believe this review process along with more stringent approval procedures will significantly delay review and approval of applications for new products. Therefore, we do not expect to recognize revenues from sales in China this fiscal year.
          We currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash and cash expected to be generated from product sales.
          We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $58.8 million in fiscal 2007. Our revenues were $31.2 million in the first six months of fiscal 2008.
          Since inception, we have been unprofitable. We incurred net losses of $6.7 million in fiscal 2005, $8.3 million in fiscal 2006, $5.5 million in fiscal 2007 and $4.4 million in the first six months of fiscal 2008. As of September 30, 2007, we had cash and cash equivalents of $28.7 million. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that we will be profitable in the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of September 30, 2007, we had an accumulated deficit of $59.5 million.
Recent Developments
          On July 31, 2007, we entered into a five-year, exclusive distribution agreement with TXF Medical. Under the terms of the distribution agreement, TXF Medical will promote and market our full line of products, as such products are approved, in China and is required to purchase a minimum of $53.5 million of such products over the five year term of the agreement commencing upon regulatory approvals in order to maintain its exclusive distributor status in China, ranging from $2.5 million during the fiscal year ending March 31, 2008 to $16.5 million during the fiscal year ending March 31, 2012. We will begin distributing our products through TXF Medical in the Chinese market upon receiving regulatory approval. The timing of product approvals in China is currently delayed due to a pending review by the Chinese State Food and Drug Administration (SFDA) of drug and medical device approvals granted during the term of the former SFDA minister. We believe this review process along with more stringent approval procedures will significantly delay review and approval of applications for new products. Therefore, we do not expect to recognize revenues from sales in China this fiscal year.
          On October 26, 2007, we entered into a Stock Purchase Agreement (the “Agreement”) with The Cleveland Clinic Foundation (“The Cleveland Clinic”) and ReVasc Technologies Inc. (“ReVasc”), a wholly-owned subsidiary of The Cleveland Clinic, pursuant to which we acquired all of the outstanding stock of ReVasc from The Cleveland Clinic for an aggregate up-front purchase price of $1 million. Pursuant to the Agreement, we also agreed to pay The Cleveland Clinic up to an additional $5 million in payments upon the achievement of certain milestones set forth in the Agreement, with minimum milestone payments of at least $2 million to The Cleveland Clinic upon the third anniversary of the closing of the acquisition. We acquired only pre-regulatory approved technology and did not assume any liabilities in connection with the acquisition of ReVasc.

          ReVasc is party to a license agreement with The Cleveland Clinic (the “License Agreement”) pursuant to which The Cleveland Clinic granted ReVasc an exclusive license to its revascularization technology for the treatment of ischemic stroke. In connection with the acquisition, the parties amended the License Agreement to provide, among other matters, for the payment to The Cleveland Clinic of certain royalties for sales of products based on the technology subject to the License Agreement. As soon as practicable following the acquisition, we intend to merge ReVasc into Micrus. Following such merger, Micrus will become the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the License Agreement.
          On November 2, 2007, we entered into a non-binding term sheet to sell certain cardiac and peripheral catheter platform assets and technology for $3 million to Merit Medical Systems, Inc. (“Merit”). The purchase will include transfer from us to Merit of manufacturing know-how, intellectual property, inventory and technology.
          Under terms of the term sheet, we will receive an up-front payment of $1.5 million and an additional $1.5 million upon the transfer of the assets and technology to Merit, provided that the transfer occurs no later than the one year anniversary of the closing. The definitive agreement will be subject to customary closing conditions and is expected to close prior to the end of calendar year 2007. The assets for sale were originally acquired by us in November 2006 with the completion of our purchase of VasCon, LLC (“VasCon”).
Results of Operations
          The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and six months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Consolidated Statement of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	22%	27%	22%	26%

Gross profit	78%	73%	78%	74%

Operating expenses:
Research and development	18%	10%	15%	16%
Sales and marketing	50%	37%	45%	41%
General and administrative	39%	31%	37%	33%

Total operating expenses	107%	78%	97%	90%

Loss from operations	(29%)	(5%)	(19%)	(16%)
Interest and investment income	2%	3%	2%	3%
Interest expense	0%	0%	0%	0%
Other income, net	2%	1%	2%	1%

Loss before income taxes	(25%)	(1%)	(15%)	(12%)
Income tax benefit	(4%)	0%	(1%)	0%

Net loss	(21%)	(1%)	(14%)	(12%)

Three Months Ended September 30, 2007 and 2006
     Revenues

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Americas	$8,464	$7,513	$951	13%
Europe	5,522	3,963	1,559	39%
Asia Pacific	376	3,051	(2,675)	(88%)

Total Revenues	$14,362	$14,527	$(165)	(1%)

          Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. We also sell stents, access products and accessories for use with our microcoils, which accounted for 5% of our revenues for the second quarter of fiscal 2008. The revenue decline was a result of no product sales to Japan in the second quarter of fiscal 2008 due to product approval delays for our stretch-resistant product lines. We currently believe that we will gain the additional regulatory approvals necessary to sell our stretch-resistant and Cerecyte microcoils in Japan within the next 12 months. The timing of these approvals will be later than we had initially anticipated. The delay in these product approvals could have an adverse impact on the revenues previously anticipated from sales in Japan for fiscal 2008. Goodman is required to purchase a minimum of $5.5 million of Micrus products during fiscal 2008, and they have purchased regulatory approved products in the amount of $1.1 million which we have recognized as revenue during the first six months of fiscal 2008. While there were no product sales to Japan in the second quarter of fiscal 2008, we received additional orders during the quarter from Goodman for our stretch-resistant products in the amount of $1.6 million which will be shipped and recorded as revenue following regulatory approval. Revenues from our non-embolic products were $0.7 million in the second quarter of fiscal 2008 compared with revenues of $192,000 in the second quarter of fiscal 2007.
          We are also preparing to enter the Chinese market through our distribution partner, TXF Medical. We will begin selling our products in China upon receiving regulatory approval. We believe that we will gain regulatory approvals to market the full Micrus product line in China. However, we have recently learned that the timing of product approvals in China will be delayed due to a pending review by the SFDA of drug and medical device approvals granted during the term of the former SFDA minister. We currently believe this review process along with more stringent approval procedures will significantly delay review and approval of applications for new products. Therefore, we do not expect to recognize revenues from sales in China this fiscal year.
     Gross Profit

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Cost of goods sold	$3,151	$3,894	$(743)	(19%)
Gross profit	11,211	10,633	578	5%
          Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon and amortization of capitalized license technology. The decrease in cost of goods sold during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 was primarily due to a decrease in sales of our products as well as increased manufacturing efficiencies that have lowered per unit costs, partially offset by additional provisions for excess and expired inventories resulting from slower inventory turns. Cost of goods sold in the second quarter of fiscal 2008 includes $205,000 related to the amortization of intangibles acquired from the acquisition of VasCon on November 30, 2006 and $56,000 related to the amortization of capitalized license fees which we started to amortize in the third quarter of fiscal 2007 when we began selling the Pharos™ stent product and generating revenue.
          Gross margin was 78% in the second quarter of fiscal 2008 and 73% in the second quarter of fiscal 2007. The increase was primarily due to an increase in revenue from sales of higher margin products, increased manufacturing efficiencies that have lowered per unit costs, and fewer distributor sales of lower margin products primarily as a result of no product sales to Japan during the second quarter of fiscal 2008. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.
     Operating Expenses
     Research and Development

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Research and development	$2,617	$1,502	$1,115	74%

          Research and development expenses consist primarily of costs associated with the design, development, and testing of products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to an increase of $430,000 related to increased headcount, an increase of $236,000 in supplies expense, an increase of $149,000 in animal and product testing and consulting expense, as well as an increase of $120,000 in technology acquisition expense primarily related to a non-refundable acquisition fee in connection with the letter of intent signed with ReVasc to acquire the rights to a revascularization technology. In the second quarter of fiscal 2008, approximately 24% of our research and development costs are attributable to our subsidiary, Micrus Design Technology Inc. (“MDT”), formed on November 30, 2006 in connection with the acquisition of VasCon. We expect our research and development expenses to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product developments, and expand our existing product line.
     Sales and Marketing

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Sales and marketing	$7,226	$5,410	$1,816	34%
          Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to an increase of $0.8 million in travel and personnel costs due to an increase in sales and marketing personnel in the United States and Europe, an increase of $313,000 in costs associated with meetings, conferences and trade shows, an increase of $231,000 primarily associated with the randomized post-marketing study of our Cerecyte® product, an increase of $188,000 in sales incentives resulting from changes in the sales compensation structure, as well as an increase of $144,000 in stock-based compensation expense primarily due to SFAS 123R. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.
     General and Administrative

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
General and administrative	$5,545	$4,444	$1,101	25%
          General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit, Sarbanes Oxley compliance and information technology consulting. General and administrative expenses increased in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to an increase of $0.6 million related to higher finance and administrative personnel costs due to increased headcount, as well as an increase of $389,000 in stock-based compensation expense primarily due to SFAS 123R. In the second quarter of fiscal 2008, approximately 8% of our general and administrative costs are attributable to our subsidiary, MDT, formed on November 30, 2006 in connection with the acquisition of VasCon. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.

     Other Income, Net

	Three Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest and investment income	$351	$406	$(55)	(14%)
Interest expense	(2)	—	(2)	—
Other income, net	282	129	153	119%

Total other income, net	$631	$535	$96	18%

          Other income, net consists primarily of investment income and foreign currency gains and losses. Total other income, net increased in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to an increase in foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables partially offset by lower interest and investment income resulting from lower average cash and investment balances earning interest.
     Income Taxes
          Effective April 1, 2007, we adopted FIN 48, which requires that we recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $192,000 increase in our unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at September 30, 2007, we had no accrued interest or penalties related to tax contingencies. Since the unrecognized tax benefit relates to attribute carryover for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect our effective tax rate. We have elected to include interest and penalties as a component of tax expense. We do not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2007 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of our tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.
          We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income tax. In the second quarter of fiscal 2008, we recorded an income tax benefit of approximately $534,000. The income tax benefit includes an income tax benefit of $456,000 for our Swiss subsidiary and a non-current tax benefit of approximately $78,000 for the tax effect of the current quarter amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible.
          As of March 31, 2007, we had federal, state and foreign NOLs that are available to reduce future taxable income of approximately $36.0 million, $21.5 million and $0.9 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2008 and the foreign NOLs will expire beginning in 2013. We also have federal and state tax research and development credit carryforwards of approximately $1.0 million and $0.9 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at September 30, 2007 to offset our federal and state deferred tax assets.

Six Months Ended September 30, 2007 and 2006
     Revenues

	Six Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Americas	$17,938	$14,097	$3,841	27%
Europe	11,390	7,692	3,698	48%
Asia Pacific	1,824	5,421	(3,597)	(66%)

Total Revenues	$31,152	$27,210	$3,942	14%

          The increase in total revenues in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was primarily due to an increase in the number of microcoil products sold in the first six months of fiscal 2008, and to a lesser extent the number of non-embolic products sold as compared to the same period in fiscal 2007. Total revenues in the first six months of fiscal 2008 increased primarily due to the introduction of new products including stents and access products. This increase was partially offset by a decrease in revenues from Asia Pacific. Revenues from Asia Pacific were $1.8 million in the first six months of fiscal 2008, and included sales of $1.1 million to our distributor in Japan, compared with revenues of $5.4 million for the same period, which included sales of $5.1 million to Japan. The decline in revenues from Japan was primarily a result of no sales in the second quarter of fiscal 2008 due to product approval delays for our stretch-resistant product lines in Japan. We currently believe that we will gain the additional regulatory approvals necessary to sell our stretch-resistant and Cerecyte microcoils in Japan within the next 12 months. The timing of these approvals will be later than we had initially anticipated. The delay in these product approvals could have an adverse impact on the revenues previously anticipated from sales in Japan for fiscal 2008. Goodman is required to purchase a minimum of $5.5 million of Micrus products during fiscal 2008, and they have purchased regulatory approved products in the amount of $1.1 million which we have recognized as revenue during the first six months of fiscal 2008. While there were no product sales to Japan in the second quarter of fiscal 2008, we received additional orders during the second quarter from Goodman for our stretch-resistant products in the amount of $1.6 million which will be shipped and recorded as revenue following regulatory approval. Revenues from our non-embolic products were $1.6 million in the first six months of fiscal 2008 compared with revenues of $394,000 in the first six months of fiscal 2007.
          We are also preparing to enter the Chinese market through our distribution partner, TXF Medical. We will begin selling our products in China upon receiving regulatory approval. We currently believe that we will gain regulatory approvals to market the full Micrus product line in China. However, we have recently learned that the timing of product approvals in China will be delayed due to a pending review by the SFDA of drug and medical device approvals granted during the term of the former SFDA minister. We believe this review process along with more stringent approval procedures will significantly delay review and approval of applications for new products. Therefore, we do not expect to recognize revenues from sales in China this fiscal year.
     Gross Profit

	Six Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Cost of goods sold	$6,886	$7,156	$(270)	(4%)
Gross profit	24,266	20,054	4,212	21%
          The decrease in cost of goods sold during the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 was primarily due to an increase in manufacturing efficiencies that have lowered per unit costs, partially offset by additional provisions for excess and expired inventories resulting from slower inventory turns and increased costs attributable to a general increase in salaries and benefits. The cost of goods sold in the first six months of fiscal 2008 includes $409,000 related to the amortization of intangibles acquired from the acquisition of VasCon on November 30, 2006 and $112,000 related to the amortization of capitalized license fees which we started to amortize in the third quarter of fiscal 2007 when we began selling the Pharos™ stent product and generating revenue.
          Gross margin was 78% in the first six months of fiscal 2008 and 74% in the first six months of fiscal 2007. The increase was primarily due to an increase in revenue from sales of higher margin products as well as increased manufacturing efficiencies that have lowered per unit costs, and fewer distributor sales of lower margin products primarily as a result of lower product sales to Japan in the first six months of fiscal 2008.

     Operating Expenses
     Research and Development

	Six Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Research and development	$4,582	$4,256	$326	8%
          Research and development expenses increased in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 primarily due to an increase of $0.9 million related to increased headcount, an increase of $294,000 in supplies expense, an increase of $205,000 in animal and product testing and consulting expense, as well as an increase of $148,000 in stock-based compensation expense primarily due to SFAS 123R. This increase was partially offset by a decrease of $1.4 million in technology acquisition costs primarily related to a milestone payment to Vascular FX in the first quarter of fiscal 2007 in connection with the purchase of intellectual property. We had recorded the milestone payment to Vascular FX as research and development expense as there were no regulatory clearances for a product at that time. In the first six months of fiscal 2008, approximately 22% of our research and development costs are attributable to our subsidiary, MDT, formed on November 30, 2006 in connection with the acquisition of VasCon.
     Sales and Marketing

	Six Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Sales and marketing	$13,911	$11,207	$2,704	24%
          Sales and marketing expenses increased in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 primarily due to an increase of $1.1 million in travel and personnel costs due to an increase in sales and marketing personnel in the United States and Europe, an increase of $0.6 million in costs associated with meetings, conferences and trade shows, an increase of $421,000 primarily associated with the randomized post-marketing study of our Cerecyte® product, an increase of $283,000 in sales incentives on higher levels of sales, as well as an increase of $174,000 in stock-based compensation expense primarily due to SFAS 123R.
     General and Administrative

	Six Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
General and administrative	$11,646	$8,893	$2,753	31%
          General and administrative expenses increased in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 primarily due to an increase of $1.5 million related to higher finance and administrative personnel costs due to increased headcount, an increase of $0.8 million in stock-based compensation expense primarily due to SFAS 123R, an increase of $160,000 in legal fees associated with our FCPA compliance, as well as an increase in audit fees of $140,000 related primarily to the year end audit. These increases were offset by a decrease in common stock offering costs of $0.6 million incurred on behalf of the selling stockholders in connection with our secondary offering completed during the second quarter of fiscal 2007. In the first six months of fiscal 2008, approximately 7% of our general and administrative costs are attributable to our subsidiary, MDT, formed on November 30, 2006 in connection with the acquisition of VasCon.

     Other Income, Net

	Six Months Ended
	September 30,		Change
(Dollars in thousands)	2007	2006	$	%
Interest and investment income	$711	$785	$(74)	(9%)
Interest expense	(2)	—	(2)	—
Other income, net	360	333	27	8%

Total other income, net	$1,069	$1,118	$(49)	(4%)

          Total other income, net decreased in the first six months of fiscal 2008 compared to the first six months in fiscal 2007 primarily due to lower interest and investment income resulting from lower average cash and investment balances earning interest partially offset by foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables.
     Income Taxes
          In the first six months of fiscal 2008, we recorded an income tax benefit of approximately $399,000. The income tax benefit includes an income tax benefit of $283,000 for our Swiss subsidiary and a non-current tax benefit of approximately $116,000 for the tax effect of the two quarters amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible.
Liquidity and Capital Resources

	Six Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Cash flow activities:
Net cash used in operating activities	$(4,065)	$(1,720)
Net cash used in investing activities	$(3,154)	$(2,646)
Net cash provided by financing activities	$1,816	$2,741
          Since our inception, we have funded our operations primarily through issuances of stock and related warrants.
          As of September 30, 2007, we had cash and cash equivalents of $28.7 million, compared to $34.5 million at March 31, 2007. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
          Net cash used in operating activities was $4.1 million during the first six months of fiscal 2008 compared to $1.7 million during the first six months of fiscal 2007. Net cash used in operating activities during the first six months of fiscal 2008 resulted primarily from operating losses, an increase in inventory due to the buildup of finished goods inventory in anticipation of future sales upon regulatory approvals in Japan and China and an increase in the number of consignment locations, an increase in prepaid expenses and other current assets, a decrease in accounts payable due to timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable to the payment of fiscal 2007 employee cash bonuses and a decrease in other non-current liabilities. These factors were partially offset by a decrease in accounts receivable resulting from lower revenues in the quarter, an increase in accrued liabilities due to accrued professional fees associated with legal fees and Sarbanes Oxley compliance and higher VAT payables, and non-cash items such as stock-based compensation expense primarily due to SFAS 123R, depreciation and amortization, deferred tax benefit and provision for excess and obsolete inventories.
          Net cash used in operating activities during the first six months of fiscal 2007 resulted primarily from operating losses, an increase in inventory primarily due to an increase in the number of consignment locations, an increase in prepaid expenses and other current assets primarily related to the payment of directors and officers insurance premiums, and a decrease in accounts payable due to timing of payments made to our vendors. These factors were partially offset by an increase in accrued liabilities primarily due to accrued professional fees associated with legal fees and higher VAT payables, an increase in accrued payroll and related expenses attributable to increased headcount and the timing of payroll payments, a decrease in accounts receivable due to collection efforts which resulted in lower days sales outstanding, and noncash items such as stock-based compensation expense primarily due to the adoption of SFAS 123R, depreciation and amortization, and provision for excess and obsolete inventories.

          Net cash used in investing activities was $3.2 million during the first six months of fiscal 2008 compared to $2.6 million during the first six months of fiscal 2007. Net cash used in investing activities during the first six months of fiscal 2008 was primarily related to the earn-out payment associated with the purchase of Neurologic and the purchase of capital equipment.
          Net cash used in investing activities during the first six months of fiscal 2007 was primarily related to the earn-out payment associated with the purchase of Neurologic, a milestone payment to Biotronik which has been capitalized as licensed technology and the purchase of capital equipment.
          Net cash provided by financing activities was $1.8 million during the first six months of fiscal 2008 compared to $2.7 million during the first six months of fiscal 2007. Net cash provided by financing activities during the first six months of fiscal 2008 consisted of proceeds from the exercise of stock options and employee stock purchase plan.
          Net cash provided by financing activities during the first six months of fiscal 2007 consisted of net proceeds from the exercise of the over-allotment option by the underwriters in connection with our secondary offering, and proceeds from the exercise of stock options and employee stock purchase plan.
          To the extent that existing cash and cash generated from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. On October 26, 2007, we entered into a definitive agreement with respect to the acquisition of ReVasc providing us access to revascularization technology for the treatment of ischemic stroke. We may enter into additional agreements with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could require us to seek additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
          Our significant accounting policies are fully described in Note 2 to our Consolidated Financial Statements included in our annual report filed on Form 10-K for the fiscal year ended March 31, 2007, that was filed with the SEC on June 7, 2007 except for a description of our income taxes critical accounting policy and our adoption of FIN 48 on April 1, 2007, the beginning of our 2008 fiscal year. See Notes 2 and 4 in this Quarterly Report for further information regarding the adoption of FIN 48.
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

          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 159, but do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial position, results of operations or cash flows.
Contractual Obligations
          We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.
          As of September 30, 2007, our contractual commitments were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$3,144	$681	$1,800	$663	$—
Purchase commitments	2,314	2,314	—	—	—

Total	$5,458	$2,995	$1,800	$663	$—

          We are required to pay future earn-out amounts associated with the purchase of Neurologic. The future earn-out payments will be one-third of Neurologic’s product sales during specified periods. We paid the first and second year earn-out payments in April 2006 and April 2007.
          We are required to pay future earn-out amounts associated with the purchase of VasCon. The future earn-out payments will be an amount not to exceed $10 million based on the sales and manufacturing performance of Micrus Design Technology, Inc. as set forth in the asset purchase agreement. No earn-out payment has been accrued or paid to date.
          We are required to pay The Cleveland Clinic up to $5 million in payments upon the achievement of certain milestones set forth in the stock purchase agreement, with minimum milestone payments of at least $2 million to The Cleveland Clinic upon the third anniversary of the closing of the acquisition of ReVasc stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $175,000 related to our loan with Micrus SA and a $211,000 decrease in our comprehensive loss from our investment in Micrus SA as of September 30, 2007. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $221,000 decrease in our comprehensive loss from our investment in Micrus UK as of September 30, 2007. A hypothetical 10% decline in the value of the Euro versus the Swiss franc would cause us to recognize a loss of $216,000 based on our foreign denominated receivables as of September 30, 2007.
          In the first six months of fiscal 2008, approximately 37% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.

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
Item 4. Controls and Procedures
(1) Disclosure controls and procedures
          Our management, with the participation of our Chairman of the Board of Directors and Chief Executive Officer, John T. Kilcoyne, and our President, Chief Operating Officer, Chief Financial Officer and Secretary, Robert A. Stern, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, they concluded that our disclosure controls and procedures as of September 30, 2007 were effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.
(2) Changes in internal controls
          There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
FCPA Investigation
          See the risk factor regarding international operations on page 35 below for a discussion of the FCPA investigation we carried out in 2004 and our resulting agreement with the Department of Justice.
Patent Litigation
          See the risk factor regarding patent litigation below on page 32 for a detailed discussion of our patent litigation with Boston Scientific Corporation.
          Discovery is ongoing in the patent litigation with Boston Scientific Corporation. A hearing on claim construction was held on June 1, 2007. The Court has not calendared any other dates.
Securities Litigation
          See the risk factor regarding securities litigation below on page 31 for a detailed discussion of this litigation.
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
          The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the first six months of fiscal 2008, a substantial portion of our product sales were to approximately 93 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:
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
We are party to securities litigation, which, if determined adversely to us, could materially harm our business and financial results.
          On October 3, 2007, a purported securities class action complaint (the “Complaint”) was filed in the United States District Court for the Southern District of Florida against Micrus and certain of our directors and officers (the “Defendants”). The Complaint alleges that Micrus and the individual defendants made materially false and/or misleading statements or omissions in violation of the federal securities laws during the period of February 12, 2007 through September 16, 2007 (the “Class Period”). The Complaint seeks to recover damages on behalf of anyone who purchased or otherwise acquired our stock during the Class Period. We intend to take all appropriate action in response to this lawsuit. We are unable to estimate any possible loss at this time, and there can be no assurance that this action will be resolved in our favor. Claims successfully asserted against us may cause us to pay substantial damages or result in other injunctive relief. Further, defending the action will likely be time-consuming and may result in the diversion of management’s time and attention away from business operations, which could harm our business and financial results. In addition, costs of defense and any damages resulting from the litigation may materially adversely affect our business and financial results. The litigation may also harm our relationships with existing customers and subject us to negative publicity, each of which could harm our business and financial results.

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
          In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of our patents. In addition, we alleged that Boston Scientific has violated United States antitrust laws, and has violated certain California state laws by committing unfair business practices, disparaging our products, and interfering with the our prospective economic advantage. In November 2006, we withdrew one of our three asserted patents from the litigation to pursue a reissue application filed with the United States Patent and Trademark Office (“USPTO”). Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the U.S. or exporting from the U.S., of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.
          In January 2005, Boston Scientific filed a motion to dismiss our claims for disparagement, interference with prospective economic advantage and unfair business practices. That motion has been fully briefed but no oral argument has been heard or scheduled and the Court has not ruled on the motion.
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
          We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $5.5 million, $8.3 million and $6.7 million for the fiscal year ended March 31, 2007, 2006 and 2005, respectively. We incurred a net loss of $4.4 million and $3.1 million in the first six months of fiscal 2008 and 2007, respectively. At September 30, 2007, we had an accumulated deficit of $59.5 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect our operating expenses to increase as we, among other things:
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
          Many of the products we may seek to develop and introduce in the future will require FDA approval or clearance and will be required to meet similar regulatory requirements in other countries where we seek to market our products, without which we cannot begin to commercialize them. Forecasting the timing of sales of our products is difficult due to the delay inherent in seeking FDA and other clearance or approval, or the failure to obtain such clearance or approval. In addition, we will be increasing our operating expenses as we build our commercial capabilities. Accordingly, we may experience significant, unanticipated quarterly losses. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline significantly.

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
          After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005. Pursuant to that agreement, the DOJ will not prosecute us for the conduct disclosed to the DOJ, and we agreed to various conditions, including establishing policies and procedures to assure compliance with the FCPA and other relevant anti-bribery laws, retaining an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and to monitor our implementation of and adherence to FCPA compliance policies and procedures, and fully cooperating with the DOJ, the independent monitor, and the Securities and Exchange Commission (“SEC”). We must remain in complete compliance with these conditions for a period of two years, or face the filing of a criminal complaint against us. The independent monitor is currently assessing our compliance with the terms of the agreement. The terms of the DOJ Agreement will bind our successors, or any merger partners, as long as the DOJ Agreement is in effect.
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

          Though we have adopted a number of compliance procedures, including a Foreign Corrupt Practices Act Policy and related procedures, and appointed a Compliance Officer, we cannot assure you that we will be able to comply with the various regulations in foreign jurisdictions, which vary from country to country. Implementing and monitoring such compliance procedures in a number of foreign jurisdictions can be very expensive and time-consuming. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to sell products in certain foreign jurisdictions.
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
          A substantial portion of our revenues are derived from outside the U.S. For the fiscal years ended March 31, 2007, 2006 and 2005, revenues from customers outside the U.S. represented approximately 51%, 53% and 48%, respectively, of our revenues. For the first six months of fiscal 2008, revenues from customers outside the U.S. represented 47% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first six months of fiscal 2008, approximately 37% of our revenues were denominated in currencies other than the U.S. dollar.

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
          We are subject to various additional risks as a consequence of doing business internationally, and, in particular in Argentina, Brazil, Chile, Columbia, Costa Rica, Mexico, Peru, Venezuela, Greece and Turkey, each of which could harm our business, including the following:
•	unexpected delays or changes in regulatory requirements;

•	local economic and political instability or other potentially adverse conditions;

•	lack of experience in certain geographical markets;

•	increased difficulty in collecting accounts receivables in certain foreign countries;

•	delays and expenses associated with tariffs and other trade barriers;

•	difficulties and costs associated with attracting and maintaining third party distributors;

•	compliance with foreign laws and regulations; and

•	adverse tax consequences or overlapping tax structures.
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
          We believe that our current cash position, together with the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock or debt offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:
•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and or acquiring new products or technologies;

•	the cost of obtaining and maintaining FDA and other domestic and foreign approval or clearance of our products and products in development;

•	costs associated with our litigation with Boston Scientific and our securities litigation;

•	the expenses we incur related to compliance with the U.S. FCPA and laws and regulations in non-U.S. jurisdictions;

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations affecting public companies recently promulgated by the SEC and The NASDAQ Stock Market;

•	the costs associated with our facilities expansion, if any; and

•	the costs associated with increased capital expenditures.
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
          Based on shares outstanding at September 30, 2007, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 43% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
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
          We have registered 6,749,963 shares of common stock that we may issue under our 1998 Stock Plan, 2005 Equity Incentive Plan and 2005 Employee Stock Purchase Plan. These shares can be freely sold in the public market upon issuance. The sale by any of these holders of a large number of securities in the public market could reduce the trading price of our common stock and impede our ability to raise future capital.
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
We do not intend to pay cash dividends.
          We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for us in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debtor credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.
We may become involved in securities class action litigation that could divert management’s attention and harm our business.
          The stock market in general, The NASDAQ Stock Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. As noted above, we are currently involved in securities litigation as a defendant in the United States District Court in the Southern District of Florida. We may become involved in more of this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially harm our financial condition and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Submission of Matters to a Vote of Security Holders.
          The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on September 20, 2007:
          1. To elect three directors to serve on our Board of Directors for three-years term.

	For	Withheld

Michael R. Henson	10,628,321	893,266
John T. Kilcoyne	10,845,507	676,080
Jeffrey H. Thiel	10,842,243	679,344
          2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008.

For	11,477,429
Against	43,958
Abstain	200
Item 5. Other Information.
None
Item 6. Exhibits.
          See the Index to Exhibits on Page 48 of this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2007

By:	/s/ John T. Kilcoyne
John T. Kilcoyne
Chairman and Chief Executive Officer

By:	/s/ Robert A. Stern
Robert A. Stern
President, Chief Operating Officer, Chief Financial Officer and Secretary

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

10.27#**	Amendment No. 1 to Distribution Agreement, dated September 20, 2007, between Micrus Endovascular Corporation and Goodman CO., Ltd.

10.28#**	Distribution Agreement, dated July 31, 2007, between Micrus Endovascular Corporation and Beijing Tianxinfu Medical Appliance Co. LTD.

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.