Form 10-Q
period 2007-12-31
MICRUS ENDOVASCULAR CORP
filed 2008-02-11
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 1, 2008, there were 15,549,623 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$25,343	$34,536
Accounts receivable, net of allowance for doubtful accounts of $234 at December 31, 2007 and March 31, 2007	10,984	8,168
Inventories	11,418	9,049
Prepaid expenses and other current assets	1,322	1,340
Deferred tax assets	45	102
Assets held for sale (Note 4)	1,146	—

Total current assets	50,258	53,195
Property and equipment, net	5,243	4,648
Goodwill	5,552	5,552
Intangible assets, net	7,589	9,405
Other assets	291	297

Total assets	$68,933	$73,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,738	$1,660
Accrued payroll and other related expenses	6,216	6,145
Accrued liabilities	4,893	6,288

Total current liabilities	12,847	14,093
Deferred tax liabilities	402	570
Other non-current liabilities	3,578	2,140

Total liabilities	16,827	16,803

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 15,545,137 shares at December 31, 2007 and 15,249,057 shares at March 31, 2007	155	152
Additional paid-in capital	117,811	111,920
Deferred stock-based compensation	(25)	(164)
Accumulated other comprehensive loss	(624)	(512)
Accumulated deficit	(65,211)	(55,102)

Total stockholders’ equity	52,106	56,294

Total liabilities and stockholders’ equity	$68,933	$73,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues	$18,343	$15,544	$49,495	$42,754
Cost of goods sold	5,049	4,192	11,935	11,348

Gross profit	13,294	11,352	37,560	31,406

Operating expenses:
Research and development	5,553	1,769	10,135	6,025
Sales and marketing	7,530	5,992	21,441	17,199
General and administrative	6,076	5,273	17,722	14,166

Total operating expenses	19,159	13,034	49,298	37,390

Loss from operations	(5,865)	(1,682)	(11,738)	(5,984)
Interest and investment income	304	426	1,015	1,211
Interest expense	—	(5)	(2)	(5)
Other income, net	67	221	427	554

Loss before income taxes	(5,494)	(1,040)	(10,298)	(4,224)
Provision for (benefit of) income taxes	210	(38)	(189)	(112)

Net loss	$(5,704)	$(1,002)	$(10,109)	$(4,112)

Net loss per share:
Basic and diluted	$(0.37)	$(0.07)	$(0.66)	$(0.28)
Weighted-average number of shares used in per share calculations:
Basic and diluted	15,516	14,766	15,399	14,466
The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,109)	$(4,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,383	1,364
Provision for doubtful accounts	(7)	(12)
Loss on disposal of property and equipment	23	—
Provision for excess and obsolete inventories	655	191
Realized gain on investments	—	(4)
Stock-based compensation	3,501	1,629
Deferred tax benefit	(194)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,439)	(298)
Inventories	(3,421)	(2,232)
Prepaid expenses and other current assets	63	(391)
Other assets	16	27
Accounts payable	40	(399)
Accrued payroll and other related expenses	(14)	1,179
Accrued liabilities	861	2,530
Other non-current liabilities	1,437	(139)

Net cash used in operating activities	(7,205)	(667)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	—	1,000
Acquisition of property and equipment	(1,657)	(967)
Proceeds from sale of property and equipment	107	—
Purchase of VasCon, LLC, net of cash acquired	—	(2,736)
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	(2,232)	(1,414)
Payment to Biotronik AG for developed technology	—	(835)

Net cash used in investing activities	(3,782)	(4,952)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	2,043
Proceeds from exercise of stock options	1,956	1,367
Proceeds from employee stock purchase plan	513	379

Net cash provided by financing activities	2,469	3,789

Effect of foreign exchange rate changes on cash and cash equivalents	(675)	(694)

Net decrease in cash and cash equivalents	(9,193)	(2,524)
Cash and cash equivalents at beginning of period	34,536	36,104

Cash and cash equivalents at end of period	$25,343	$33,580

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for purchase of VasCon, LLC	$—	$2,972
The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Formation and Business of the Company
     Micrus Endovascular Corporation (the “Company”) was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. The Company’s products are used by interventional neuroradiologists and neurosurgeons for the treatment of hemorrhagic and ischemic stroke.
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
     The results of operations for the interim periods ended December 31, 2007 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2008, or any future period.
  Revisions to fiscal year 2007 quarterly cash flows presentations
     The consolidated cash flow statement for the nine months ended December 31, 2006 has been revised from that previously reported in the Company’s Form 10-Q for the period ended December 31, 2006 to correct the classification of the payment of an earn-out amount of approximately $1.4 million made in April 2006 in connection with the acquisition of Neurologic UK Ltd. (“Neurologic”) that had been accrued as of March 31, 2006, and correctly excluded, as it was a non-cash item, from the fiscal 2006 full year statement of cash flows included in the fiscal 2006 and 2007 annual reports on Form 10-K. The Company had previously incorrectly presented in its quarterly reports on Form 10-Q for the first, second and third quarters of fiscal 2007 the payment as an operating cash outflow (decrease in accrued liabilities) which resulted in an overstatement of the reported amount of cash used in operating activities with a corresponding understatement of the cash used in investing activities. This item has been adjusted in this Form 10-Q and in the previously filed Form 10-Q for the first and second quarters of fiscal 2008. The impact on the Company’s cash flow data is as follows:

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
  Comprehensive loss
     Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Accumulated other comprehensive loss as of December 31, 2007 and March 31, 2007 was comprised entirely of foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended December 31, 2007 was $5.7 million and $10.2 million, respectively. This included other comprehensive loss of zero and $112,000 respectively, related to foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended December 31, 2006 was $1.1 million and $4.4 million, respectively. This included other comprehensive loss of $100,000 and $315,000, respectively, related to the Company’s unrealized gains and losses on its available-for-sale securities and foreign currency translation adjustments.
  Net loss per share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by giving effect to all potential dilutive common shares, including stock options, employee stock purchase plan shares and restricted stock units. There is no difference between basic and diluted net loss per share for all periods presented due to the Company’s net losses.
     The following outstanding stock options, employee stock purchase plan shares and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	as of December 31,
	2007	2006
Shares issuable upon exercise of common stock options	3,492	3,204
Shares issuable upon settlement of restricted stock units	7	10
Shares issuable under employee stock purchase plan	18	20

	3,517	3,234

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
  Income taxes
     Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. See Note 5 for further information regarding the adoption of FIN 48.
  Recent accounting pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. Certain provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.
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

     In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If, subsequently, based on management’s assessment, it is no longer expected that the goods will be delivered or services will be rendered, then EITF 07-3 requires that the capitalized advance payment be charged to expense. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 07-03 but does not expect the adoption of EITF 07-03 to have a material impact on its consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS 141R (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations completed on or after the date of adoption.
Note 3 — Balance Sheet Components
  Inventories
     Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Raw materials	$1,801	$1,862
Work-in-progress	1,778	1,413
Finished goods	4,050	3,005
Consigned inventory	3,564	2,622
Inventory held by distributors	225	147

	$11,418	$9,049

     Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.
     Inventory held by distributors at December 31, 2007 consists of $157,000 in inventory that was held by the Company’s Latin American distributors and $68,000 in inventory that was held by the Company’s Chinese distributor. Inventory held by distributors at March 31, 2007 was all held by the Company’s Latin American distributors.
  Property and equipment, net
     Property and equipment, net, consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Computer equipment and software	$1,754	$1,210
Furniture, fixtures and equipment	5,197	4,701
Leasehold improvements	985	936
Construction in progress	340	148

Total cost	8,276	6,995
Less accumulated depreciation and amortization	(3,033)	(2,347)

	$5,243	$4,648

Goodwill
     On September 20, 2005, the Company entered into a Share Purchase Agreement acquiring all of the outstanding capital stock of Neurologic, a privately held distributor of the Company’s products in the United Kingdom. The transaction included an initial cash payment in addition to future multi-year revenue based earn-out payments. The Company has recorded goodwill of $5.6 million associated with the purchase of Neurologic. At March 31, 2007, the Company accrued for additional consideration of approximately $2.2 million for the second year earn-out payment, which was added to goodwill. The Company paid the second year earn-out in April 2007.
Intangible assets, net
     Intangible assets, net, consisted of the following (in thousands):

	Useful	Gross Carrying Amount				Accumulated Amortization				Net
	Life	March 31,		Assets Held	December 31,	March 31,		Assets Held	December 31,	December 31,	March 31,
	(Years)	2007	Additions	For Sale	2007	2007	(Additions)	For Sale	2007	2007	2007
Existing process technology	7	$4,590	$—	$—	$4,590	$(219)	$(492)	$—	$(711)	$3,879	$4,371
Distribution agreements	5	2,300	—	—	2,300	(704)	(345)	—	(1,049)	1,251	1,596
Capitalized license fee	7	1,565	—	—	1,565	(112)	(168)	—	(280)	1,285	1,453
Patents - microcoil	10	1,100	—	—	1,100	(770)	(82)	—	(852)	248	330
Non-compete agreements	6	700	—	—	700	(177)	(88)	—	(265)	435	523
Customer relationships	5	900	—	—	900	(274)	(135)	—	(409)	491	626
Patents - catheter	7	300	—	(300)	—	(14)	(25)	39	—	—	286
Existing product technology	2	260	—	(260)	—	(40)	(70)	110	—	—	220

		$11,715	$—	$(560)	$11,155	$(2,310)	$(1,405)	$149	$(3,566)	$7,589	$9,405

     Amortization of intangible assets included in the results of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of goods sold	$234	$124	$755	$124
Operating expenses	217	217	650	664

	$451	$341	$1,405	$788

     The expected future amortization of intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization
2008 (remaining 3 months)	$436
2009	1,746
2010	1,746
2011	1,298
2012	935
Thereafter	1,428

$7,589

Accruals
     Accrued payroll and other related expenses consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Bonuses	$2,200	$2,646
Vacation	1,654	1,333
Commissions	1,291	725
Salaries	527	702
Payroll taxes	521	739
401(k) payable	23	—

	$6,216	$6,145

     Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Professional fees	$1,771	$1,069
VAT payable	569	438
Minimum milestone payment to The Cleveland Clinic Foundation	500	—
Earn-out payment in connection with Neurologic acquisition	—	2,232
Other	2,053	2,549

	$4,893	$6,288

Other non-current liabilities
     Other non-current liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2007	2007
Contingent purchase price	$1,596	$1,596
Minimum milestone payments to The Cleveland Clinic Foundation	1,500	—
Deferred revenue from Japan distribution agreement	309	375
Other non-current liabilities	173	169

	$3,578	$2,140

Note 4 — Assets Held for Sale
     On November 2, 2007, the Company signed a non-binding term sheet to sell its non-neurological cardiac and peripheral catheter assets and technology for $3.0 million to Merit Medical Systems, Inc. (“Merit”). The decision to sell the non-neurological cardiac and peripheral catheter assets and technology was a result of management’s desire to focus resources on the Company’s neurological products.
     In accordance with the provision of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reclassified certain assets into assets held for sale and recorded them at the lower of their carrying value or fair value less costs to sell. The majority of these assets were originally acquired by the Company in connection with the acquisition of VasCon in November 2006. The following table details the components of the assets held for sale as of December 31, 2007:

Amount
Inventories	$717
Property and equipment, net	18
Intangible assets, net	411

$1,146

     The sale was completed on January 31, 2008.

Note 5 — Income Taxes
     Effective April 1, 2007, the Company adopted FIN 48, which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, the Company recognized a $192,000 increase in its unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at December 31, 2007, the Company had no accrued interest or penalties related to tax contingencies. Since the unrecognized tax benefit relates to attribute carryover for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect the Company’s effective tax rate. The Company has elected to include interest and penalties as a component of tax expense. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2007 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of the Company’s tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.
     The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income tax. For the three and nine months ended December 31, 2007, the Company recorded an income tax expense of approximately $210,000 and an income tax benefit of $189,000, respectively. The income tax expense for the three months ended December 31, 2007 includes income tax expense of $273,000 for its Swiss subsidiary operating profits and a non-current tax benefit of approximately $63,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for its United Kingdom subsidiary. The income tax benefit for the nine months ended December 31, 2007 includes an income tax benefit of $10,000 related to net operating losses for its Swiss subsidiary and a non-current tax benefit of $179,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for its United Kingdom subsidiary.
     As of March 31, 2007, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $35.5 million, $25.9 million and $0.9 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2008 and the foreign NOLs will expire beginning in 2013. The Company also has federal and state tax research and development credit carryforwards of approximately $1.1 million and $1.0 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of its ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, the Company has recorded a valuation allowance at December 31, 2007 to offset its federal and state deferred tax assets.
Note 6 — Commitments and Contingencies
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
FCPA investigation
     In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that are likely to have violated the Foreign Corrupt Practices Act (“FCPA”) and the laws of such countries as well as possibly the laws of Switzerland, where the Company’s Swiss subsidiary is located. The Company’s audit committee immediately directed internal legal counsel to conduct an internal investigation into these payments. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) the factual information obtained in the Company’s internal investigation of potential violations of the FCPA. In February 2005, the DOJ and the Company entered into an agreement pursuant to which the DOJ agreed not to prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepted responsibility for the actions of its employees and officers, paid a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation, including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the SEC. The Company must remain in compliance with these conditions for a period of two years following February 28, 2005 or face the filing of a criminal complaint by the DOJ. The independent monitor is assessing the Company’s compliance with the terms of the agreement, and the Company currently expects that the monitor will file his final report with the DOJ before the end of February 2008. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement will be recorded as an expense as incurred.
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
     In November 2004, the Company answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of the Company’s patents. In addition, the Company alleged that Boston Scientific has violated United States antitrust laws, and has violated certain California state laws by committing unfair business practices, disparaging its products, and interfering with its prospective economic advantage. In January 2005, Boston Scientific filed a motion to dismiss the Company claims for disparagement, interference with prospective economic advantage and unfair business practices. That motion has been fully briefed but no oral argument has been heard or scheduled and the Court has not ruled on the motion.
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

     Boston Scientific has also been a party in two other lawsuits against Cordis and ev3/Micro Therapeutics, Inc. (“ev3”) in which the Boston Scientific patents, which are the basis of Boston Scientific’s suit against the Company, are also at issue. An outcome of either of these lawsuits adverse to Cordis or ev3., and related to the same patent claims Boston Scientific asserts against the Company, could have an adverse impact on certain of the Company defenses in its litigation with Boston Scientific.
     In November, 2007, press reports reported that Boston Scientific and ev3 had reached settlement terms and would dismiss their lawsuits against each other with prejudice. The Company does not know if a final settlement agreement has been reached between Boston Scientific and ev3. On January 25, 2008, in the Cordis case, the district court granted Boston Scientific’s motion for summary judgment against Cordis that claims 10 and 35 of the ‘385 patent, and claims 1, 3, 7, 9, and 10 of the ‘498 patent, are not invalid for having been on-sale or in public use before the statutory bar period. Boston Scientific is asserting these same claims against the Company in its lawsuit with Boston Scientific and, like Cordis, the Company is alleging that these claims are invalid for having been on-sale or in public use before the statutory bar period.
     In October 2004, Cordis requested ex parte reexamination of certain claims in Boston Scientific’s ‘385 and ‘498 patents. In February 2006, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for one of the two patents, apparently confirming all of the claims of that patent. In February 2006, the USPTO also issued an Office Action in which it apparently confirmed the patentability of certain of the claims in the second patent, but rejected the remainder.
     A hearing on claim construction was held on June 1, 2007. The Court has not issued a claim construction order or calendared any other dates.
Securities litigation
     On October 3, 2007, a purported securities class action complaint (the “Complaint”) was filed in the United States District Court for the Southern District of Florida against the Company and certain of its directors and officers (the “Defendants”). The Complaint alleges that the Company and the individual defendants made materially false and/or misleading statements or omissions in violation of the federal securities laws during the period of February 12, 2007 through September 16, 2007 (the “Class Period”). The Complaint seeks to recover damages on behalf of anyone who purchased or otherwise acquired the Company’s stock during the Class Period. On January 22, 2008, the Court appointed lead class plaintiff, and on February 6, 2008, plaintiffs filed their Consolidated Complaint. The Company intends to take all appropriate action in response to this lawsuit.
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
Note 7 — Stock-based Compensation
Stock options
     The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of December 31, 2007, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 Plan or the 1998 Plan. As of December 31, 2007, there were no outstanding options under the 1996 Plan and 1,095,643 outstanding options under the 1998 Plan. As of December 31, 2007, there were 3,654,426 remaining shares reserved for issuance under the 2005 Plan, of which 1,251,005 were available for grant, 2,396,755 shares were subject to outstanding options and 6,666 shares were subject to outstanding restricted stock units. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.

2005 Employee stock purchase plan
     The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s initial public offering. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of December 31, 2007, there were 503,679 shares reserved for issuance under the Purchase Plan.
Stock-based compensation
     On April 1, 2006, the Company adopted the provisions of SFAS 123R. The Company’s financial statements for the three and nine months ended December 31, 2007 and 2006 reflect the impact of SFAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Employee Stock Option Plans
Expected term (in years)	6	6	6	6
Volatility	41%	45%	41%	45%
Risk-free interest rate	4.0%	4.6%	4.4%	4.7%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at date of grant	$8.25	$8.54	$9.60	$7.69

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	44%	49%	44%	42%
Risk-free interest rate	3.8%	5.1%	4.2%	5.1%
Expected dividend yield	0%	0%	0%	0%
     The fair value of each purchase right granted under the Company’s Purchase Plan during the three and nine months ended December 31, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.
     The stock-based compensation expense related to SFAS 123R is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of goods sold	$103	$58	$310	$126
Research and development	151	55	379	117
Sales and marketing	379	178	932	467
General and administrative	651	366	1,737	628

Total	$1,284	$657	$3,358	$1,338

     Additionally, approximately $181,000 and $61,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory as of December 31, 2007 and 2006, respectively.

     As of December 31, 2007, there was approximately $13.3 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period of 2.6 years.
     Stock-based compensation expense recognized for the three months ended December 31, 2007 and 2006 related to the amortization of deferred stock-based compensation was $40,000 and $56,000, respectively. For the nine months ended December 31, 2007 and 2006, the amortization of deferred stock-based compensation expense was $139,000 and $168,000, respectively. The Company anticipates recording the remaining amortization of deferred stock-based compensation of $25,000 in the quarter ending March 31, 2008. This deferred stock-based compensation expense will be reduced in the period of forfeiture for any accrued but unvested compensation arising from early termination of an option holder’s services.
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

	Three Months
	Ended	Nine Months Ended
	December 31,	December 31,
	2006	2007	2006
Expected term (in years)	5	5	5
Volatility	43%	40%	43%
Risk-free interest rate	4.7%	4.6%	4.7%
Expected dividend yield	0%	0%	0%
     Stock-based compensation expense recognized for the three months ended December 31, 2007 and 2006 related to non-employee options was ($2,000) and $14,000, respectively. For the nine months ended December 31, 2007 and 2006, the stock-based compensation expense recognized related to non-employee options was $4,000 and $123,000, respectively. There were no unvested non-employee options for the three months ended December 31, 2007.
     Total stock-based compensation expense included in the results of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of goods sold	$105	$64	$324	$145
Research and development	151	55	379	135
Sales and marketing	382	190	943	578
General and administrative	684	418	1,855	771

Total	$1,322	$727	$3,501	$1,629

General stock option information
     The following table sets forth the summary of stock options activity for the nine months ended December 31, 2007:

		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise	Term	Intrinsic Value
	(in thousands)	Price	(in years)	(in thousands)
Beginning outstanding at March 31, 2007	3,182	$10.71
Granted	741	$20.38
Exercised	(248)	$7.89
Forfeited	(182)	$15.77
Expired	(1)	$12.20

Ending outstanding at December 31, 2007	3,492	$12.70	8.1	$25,915

Options exercisable at December 31, 2007	1,510	$8.51	7.2	$16,883

     The total aggregate intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was $567,000 and $4.0 million, respectively. For the nine months ended December 31, 2007 and 2006, the total aggregate intrinsic value of options exercised was $3.3 million and $4.7 million, respectively. The market value of a share of the Company’s common stock as of December 31, 2007 was $19.68 per share as reported by The NASDAQ Stock Market.
     The options outstanding and currently exercisable by exercise price at December 31, 2007 are as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$0.68 - $1.01	106	4.1	$0.81	106	$0.81
$1.15 - $1.15	99	6.1	$1.15	97	$1.15
$5.63 - $8.44	739	7.0	$5.68	560	$5.65
$8.62 - $12.66	821	8.1	$10.09	375	$9.96
$12.72 - $18.37	942	8.7	$15.73	314	$14.73
$18.40 - $22.23	510	9.2	$20.19	54	$19.11
$22.35 - $24.75	275	9.3	$23.86	4	$22.35

$0.68 - $24.75	3,492	8.1	$12.70	1,510	$8.51

     The following table sets forth the summary of restricted stock units activity for the nine months ended December 31, 2007:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Purchase	Term	Intrinsic Value
	Shares	Price	(in years)	(in thousands)
Non-vested restricted stock units at March 31, 2007	10	$—
Awarded	—	$—
Released	(3)	$—
Forfeited	—	$—

Non-vested restricted stock units at December 31, 2007	7	$—	1.0	$131

Note 8 – Technology Acquisition
ReVasc Technologies, Inc.
     On October 26, 2007, the Company entered into a Stock Purchase Agreement (the “Agreement”) with The Cleveland Clinic Foundation (“The Cleveland Clinic”) and ReVasc Technologies, Inc. (“ReVasc”), a wholly-owned subsidiary of The Cleveland Clinic, pursuant to which it acquired all of the outstanding stock of ReVasc from The Cleveland Clinic for an aggregate up-front purchase price of $1.0 million. Pursuant to the Agreement, the Company also agreed to pay The Cleveland Clinic up to an additional $5.0 million in payments upon the achievement of certain milestones set forth in the Agreement, with minimum milestone payments of at least $2.0 million due to The Cleveland Clinic upon the third anniversary of the closing of the purchase.
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
     The Company acquired only pre-regulatory approved technology and did not assume any other assets or liabilities in connection with the acquisition of ReVasc. Accordingly, the Agreement has been accounted for as a purchase of in-process research and development and $3.0 million, representing the up-front purchase price of $1.0 million plus future minimum milestone payments of $2.0 million, was recorded as research and development expense during the quarter ended December 31, 2007.
     On December 7, 2007, the Company merged ReVasc into Micrus. Following the merger, Micrus became the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the License Agreement.

Note 9 — Segment and Geographic Information
     Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
United States	$7,942	$7,824	$24,389	$20,743
Japan	2,989	2,420	4,128	7,479
United Kingdom	2,333	1,508	6,853	4,464
Rest of the world	5,079	3,792	14,125	10,068

Total revenues	$18,343	$15,544	$49,495	$42,754

     The Company’s long lived assets by geographic area were as follows (in thousands):

	December 31,	March 31,
	2007	2007
United States	$4,947	$4,342
United Kingdom	115	120
Rest of the world	181	186

	$5,243	$4,648

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
Americas	$9,077	$8,457	$27,015	$22,554
Europe	6,074	4,423	17,464	12,115
Asia Pacific	3,192	2,664	5,016	8,085

Total	$18,343	$15,544	$49,495	$42,754

Gross Profit:
Americas	$6,730	$6,596	$21,794	$18,211
Europe	4,482	3,089	12,597	8,085
Asia Pacific	2,082	1,667	3,169	5,110

Total	$13,294	$11,352	$37,560	$31,406

     The Company’s total assets by operating segment were as follows (in thousands):

	December 31,	March 31,
	2007	2007
Americas	$50,427	$56,507
Europe	18,506	16,590

	$68,933	$73,097

Note 10 — Subsequent Events
     On January 16, 2008, the Company entered into a license, development and commercialization agreement with Genesis Medical Interventional, Inc. (“Genesis”). Under the terms of the agreement, the Company will license the rights to Genesis’s F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. The transaction includes an initial upfront payment of $750,000, a future development milestone payment of $150,000 payable upon the earlier to occur of the date of first commercial sale or September 30, 2008 and royalty on potential future product sales.
     On January 31, 2008, the Company entered into an Asset Purchase and Supply Agreement (the “Purchase Agreement”) with Merit pursuant to which the Company sold its non-neurological cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by the Company in November 2006 in connection with its purchase of VasCon, LLC (“VasCon”). Under the terms of the Purchase Agreement, the Company also agreed to manufacture and supply certain guide catheters to Merit for a period of up to one year following the closing. Pursuant to the Purchase Agreement, the Company received an up-front payment of $1.5 million and will receive an additional $1.5 million upon the earlier to occur of the date that Merit can independently manufacture, validate and commercially produce certain guide catheters or the one year anniversary of the closing. In connection with the Merit Transaction, the Company also entered into a License Agreement granting Merit the right to use certain non-patented intellectual property in the cardiology and peripheral radiology fields and a Non-Competition Agreement, whereby the Company agreed not to engage in certain competitive business activities in the fields of cardiology and peripheral radiology for a period of five years.
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
Overview
     We develop, manufacture and market both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists and neurosurgeons for the treatment of hemorrhagic and ischemic stroke. Both hemorrhagic and ischemic stroke are significant causes of death worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils are unique in that they automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease including microcatheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists and neurosurgeons, and by entering new geographic territories such as Asia where we commenced selling our products in Japan through our distribution partner, Goodman, CO., LTD (“Goodman”) in March 2006. Additionally, on July 31, 2007, we entered into an exclusive distribution agreement with Beijing Tianxinfu Medical appliances Co., LTD (“TXF Medical”) to market our products in the Chinese market. We will begin distributing our products through TXF Medical in the Chinese market upon receiving regulatory approvals.
     Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products and accessories for use with our microcoils, which accounted for approximately 5% of our revenues for both the third quarter and the first nine months of fiscal 2008. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, and remain on site, free of charge until used.

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
     Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our product offerings in the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched eight new products in the last 24 months, including microcoils, stents, microcatheters and guidewires. During the first quarter of fiscal 2008, we introduced two new products — the Cashmere™ microcoil system and the ENZO™ deflectable microcatheter. The Cashmere™ is a stretch-resistant microcoil designed to provide stable framing or filling of aneurysms that may require a softer microcoil, such as those with irregular shapes or ruptured aneurysms. The ENZO™ deflectable microcatheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We intend to continue this product line expansion with the goal of continuing to increase our per-procedure revenue.
     We also intend to continue to expand our direct sales force in the United States and Europe as necessary and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distributor, Goodman. We recorded product sales to Goodman of $2.2 million and $8.7 million in fiscal 2006 and 2007, respectively, and $4.1 million in the first nine months of fiscal 2008. Sales to Goodman have been lower than anticipated in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 due to regulatory approvals delay in Japan. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan. We continue to work with regulatory officials in Japan to gain approval for our Cerecyte® microcoils. The delay in these product approvals has had an adverse impact on the revenues previously anticipated from sales in Japan for fiscal 2008. Goodman is required to purchase a minimum of $5.5 million of Micrus products during fiscal 2008 and they have purchased regulatory approved products in the amount of $4.1 million which we have recognized as revenue during the first nine months of fiscal 2008. We are also preparing to enter the Chinese market and have selected TXF Medical to be our distributor in China. We will begin selling our products in China upon receiving regulatory approvals. However, the timing of these approvals are uncertain due to a pending review by the Chinese State Food and Drug Administration (SFDA) of drug and medical device approvals granted during the term of the former SFDA minister. We believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. Therefore, we do not expect to recognize revenues from sales in China this fiscal year.
     We currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash and cash expected to be generated from product sales.
     We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $58.8 million in fiscal 2007. Our revenues were $49.5 million in the first nine months of fiscal 2008.
     Since inception, we have been unprofitable. We have incurred net losses of $6.7 million in fiscal 2005, $8.3 million in fiscal 2006, $5.5 million in fiscal 2007 and $10.1 million in the first nine months of fiscal 2008. As of December 31, 2007, we had cash and cash equivalents of $25.3 million. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that we will be profitable in the foreseeable future as we expand our manufacturing and sales activities and expand geographically. As of December 31, 2007, we had an accumulated deficit of $65.2 million.
Recent Developments
     On July 31, 2007, we entered into a five-year, exclusive distribution agreement with TXF Medical. Under the terms of the distribution agreement, TXF Medical will promote and market our full line of products, as such products are approved, in China and is required to purchase a minimum of $53.5 million of such products over the five year term of the agreement commencing upon regulatory approvals in order to maintain its exclusive distributor status in China, ranging from $2.5 million during fiscal 2008 to $16.5 million during fiscal 2012. We will begin distributing our products through TXF Medical in the Chinese market upon receiving regulatory approvals.

     On October 26, 2007, we entered into a Stock Purchase Agreement (the “Agreement”) with The Cleveland Clinic Foundation (“The Cleveland Clinic”) and ReVasc Technologies Inc. (“ReVasc”), a wholly-owned subsidiary of The Cleveland Clinic, pursuant to which we acquired all of the outstanding stock of ReVasc from The Cleveland Clinic for an aggregate up-front purchase price of $1.0 million. Pursuant to the Agreement, we also agreed to pay The Cleveland Clinic up to an additional $5.0 million in payments upon the achievement of certain milestones set forth in the Agreement, with minimum milestone payments of at least $2.0 million due to The Cleveland Clinic upon the third anniversary of the closing of the purchase.
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
     We acquired only pre-regulatory approved technology and did not assume any other assets or liabilities in connection with the acquisition of ReVasc. Accordingly, the Agreement has been accounted for as a purchase of in-process research and development and $3.0 million, representing the up-front purchase price of $1.0 million plus future minimum milestone payments of $2.0 million, was recorded as research and development expense during the third quarter of fiscal 2008.
     On December 7, 2007, we merged ReVasc into Micrus. Following the merger, Micrus became the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the License Agreement.
     On January 16, 2008, we entered into a license, development and commercialization agreement with Genesis Medical Interventional, Inc. (“Genesis”). Under the terms of the agreement, we will license the rights to Genesis’s F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. The transaction includes an initial upfront payment of $750,000, a future development milestone payment of $150,000 payable upon the earlier occurrence of the date of first commercial sale or September 30, 2008 and royalty on potential future product sales.
     On January 29, 2008, we entered into agreements with certain executive officers (the “Accelerated Employees”) to accelerate the vesting of options to purchase our Common Stock issued under our 2005 Equity Incentive Plan and/or 1998 Stock Plan held by such Accelerated Employees if, following a change of control or sale of substantially all of our assets, an Accelerated Employee ceases being employed by us because either such Accelerated Employee is involuntary terminated from our company (or any subsidiary) without “cause” or such Accelerated Employee voluntarily quits within 60 days of an event which constitutes “good reason.”
     On January 31, 2008, we entered into an Asset Purchase and Supply Agreement (the “Purchase Agreement”) with Merit Medical Systems, Inc. (“Merit”) pursuant to which we sold our non-neurological cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by us in November 2006 in connection with our purchase of VasCon, LLC (“VasCon”). Under the terms of the Purchase Agreement, we also agreed to manufacture and supply certain guide catheters to Merit for period of up to one year following the closing. Pursuant to the Purchase Agreement, we received an up-front payment of $1.5 million and will receive an additional $1.5 million upon the earlier to occur of the date that Merit can independently manufacture, validate and commercially produce certain guide catheters or the one year anniversary of the closing. In connection with the Merit Transaction, we also entered into a License Agreement granting Merit the right to use certain non-patented intellectual property in the cardiology and peripheral radiology fields and a Non-Competition Agreement, whereby we agreed not to engage in certain competitive business activities in the fields of cardiology and peripheral radiology for a period of five years.

Results of Operations
     The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Consolidated Statement of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	28%	27%	24%	27%

Gross profit	72%	73%	76%	73%

Operating expenses:
Research and development	30%	11%	21%	14%
Sales and marketing	41%	39%	43%	40%
General and administrative	33%	34%	36%	33%

Total operating expenses	104%	84%	100%	87%

Loss from operations	(32%)	(11%)	(24%)	(14%)
Interest and investment income	2%	3%	2%	3%
Interest expense	0%	0%	0%	0%
Other income, net	0%	2%	1%	1%

Loss before income taxes	(30%)	(6%)	(21%)	(10%)
Provision for (benefit of) income taxes	1%	0%	(0%)	0%

Net loss	(31%)	(6%)	(21%)	(10%)

Three Months Ended December 31, 2007 and 2006
Revenues

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
Americas	$9,077	$8,457	$620	7%
Europe	6,074	4,423	1,651	37%
Asia Pacific	3,192	2,664	528	20%

Total Revenues	$18,343	$15,544	$2,799	18%

     Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. We also sell stents, access products and accessories for use with our microcoils, which accounted for 5% of our revenues for the third quarter of fiscal 2008. The increase in total revenues in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was due to an increase in the number of microcoil products sold in the third quarter of fiscal 2008 as compared to the same period in fiscal 2007. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan. We continue to work with regulatory officials in Japan to gain approval for our Cerecyte® microcoils. We sold $3.0 million of our regulatory approved products in Japan in the third quarter of fiscal 2008. Our distributor, Goodman, is required to purchase a minimum of $5.5 million of Micrus products during fiscal 2008 and they have purchased regulatory approved products in the amount of $4.1 million which we have recognized as revenue during the first nine months of fiscal 2008.
     We introduced two new products, the Cashmere™ microcoil system and the ENZO™ deflectable microcatheter in fiscal 2008. Products introduced in the past 24 months comprised 24% of our revenues in the third quarter of fiscal 2008.

     Revenues from our non-embolic and accessories products were $0.9 million in the third quarter of fiscal 2008 compared with revenues of $399,000 in the third quarter of fiscal 2007. We expect our embolic and non-embolic sales to increase in the future as a result of market growth, continued market penetration of products released during the past two years and the introduction of new products.
     We are also preparing to enter the Chinese market through our distribution partner, TXF Medical. We will begin selling our products in China upon receiving regulatory approvals. However, the timing of product approvals in China will be delayed due to a pending review by the SFDA of drug and medical device approvals granted during the term of the former SFDA minister. We currently believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. Therefore, we do not expect to recognize revenues from sales in China this fiscal year.
Gross Profit

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
Cost of goods sold	$5,049	$4,192	$857	20%
Gross profit	13,294	11,352	1,942	17%
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our stent product and royalties related to certain access device products. The increase in cost of goods sold during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 was primarily due to an increase of $364,000 resulting from an increase in sales of our products as well as an increase of $176,000 in provision for excess and expired inventories resulting from slower consignment inventory turns, an increase of $110,000 in amortization of intangible assets and an increase of $58,000 in royalties. Cost of goods sold in the third quarter of fiscal 2008 and 2007 includes $177,000 and $68,000, respectively, related to the amortization of intangibles acquired from the acquisition of VasCon on November 30, 2006.
     Gross margin was 72% in the third quarter of fiscal 2008 and 73% in the third quarter of fiscal 2007. The decrease was primarily due to an increase in provision for excess and expired inventories resulting from slower consignment inventory turns, an increase in amortization of intangible assets resulting from the acquisition of VasCon and higher distributor sales of lower margin products primarily in Japan and certain European markets. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.
Operating Expenses
Research and Development

	Three Months Ended
	December 31		Change
(Dollars in thousands)	2007	2006	$	%
Research and development	$5,553	$1,769	$3,784	214%
     Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to a charge of $3.0 million for in-process research and development in connection with the acquisition of ReVasc to obtain the rights to pre-regulatory approved revascularization technology. In addition, there was an increase of $364,000 related to increased headcount, an increase of $166,000 in product testing and related consulting expense, as well as an increase of $96,000 in stock-based compensation expense. In the third quarter of fiscal 2008 and 2007, approximately 9% and 3%, respectively, of our research and development costs were attributable to our subsidiary, Micrus Design Technology Inc. (“MDT”), formed on November 30, 2006 in connection with the acquisition of VasCon.

     We expect our base research and development expense to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product developments, and expand our existing product line.
Sales and Marketing

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
Sales and marketing	$7,530	$5,992	$1,538	26%
     Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to an increase of $1.0 million in travel and personnel costs due to an increase in sales and marketing personnel in the United States, Europe and Asia, an increase of $436,000 in sales incentives resulting from higher level of sales and changes in the sales compensation structure, an increase of $222,000 in product marketing costs, as well as an increase of $192,000 in stock-based compensation expense. These increases were partially offset by an aggregate decrease of $403,000 in tradeshow, market research, consulting and graphic design costs. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.
General and Administrative

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
General and administrative	$6,076	$5,273	$803	15%
     General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit, Sarbanes Oxley compliance and information technology consulting. General and administrative expenses increased in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to an increase of $0.6 million related to higher finance and administrative personnel costs due to increased headcount, as well as an increase of $266,000 in stock-based compensation expense. In the third quarter of fiscal 2008 and 2007, approximately 7% and 2%, respectively, of our general and administrative costs were attributable to our subsidiary, MDT, formed on November 30, 2006 in connection with the acquisition of VasCon. As we incur additional expenses associated with being a public company and to the extent our business expands, we expect that general and administrative expenses will increase in absolute dollars in future periods.
Other Income, Net

	Three Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
Interest and investment income	$304	$426	$(122)	(29%)
Interest expense	—	(5)	5	—
Other income, net	67	221	(154)	(70%)

Total other income, net	$371	$642	$(271)	(42%)

     Other income, net consists primarily of investment income and foreign currency gains and losses. Total other income, net decreased in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 primarily due to higher foreign exchange losses related to a loan made to Micrus SA and a decrease in interest and investment income resulting from lower average cash and investment balances earning interest, partially offset by an increase in foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables.
Income Taxes
     Effective April 1, 2007, we adopted FIN 48, which requires that we recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $192,000 increase in our unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at December 31, 2007, we had no accrued interest or penalties related to tax contingencies. Since the unrecognized tax benefit relates to attribute carryover for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect our effective tax rate. We have elected to include interest and penalties as a component of tax expense. We do not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2007 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of our tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.
     We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income tax. In the third quarter of fiscal 2008, we recorded an income tax expense of approximately $210,000. The income tax expense includes income tax expense of $273,000 for our Swiss subsidiary’s operating profits and a non-current tax benefit of approximately $63,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for our United Kingdom subsidiary.
     As of March 31, 2007, we had federal, state and foreign NOLs that are available to reduce future taxable income of approximately $35.5 million, $25.9 million and $0.9 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2008 and the foreign NOLs will expire beginning in 2013. We also have federal and state tax research and development credit carryforwards of approximately $1.1 million and $1.0 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at December 31, 2007 to offset our federal and state deferred tax assets.
Nine Months Ended December 31, 2007 and 2006
Revenues

	Nine Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
Americas	$27,015	$22,554	$4,461	20%
Europe	17,464	12,115	5,349	44%
Asia Pacific	5,016	8,085	(3,069)	(38%)

Total Revenues	$49,495	$42,754	$6,741	16%

     The increase in total revenues in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was due to an increase in the number of microcoil products sold, an increase in revenues from our Latin American distributors due to higher collections and to a lesser extent an increase in average selling price of our microcoil products sold. Total revenues in the first nine months of fiscal 2008 increased primarily due to the introduction of new products including microcoils and microcatheter products. This increase was partially offset by a decrease in revenues from Asia Pacific. Revenues from Asia Pacific were $5.0 million in the first nine months of fiscal 2008, and included sales of $4.1 million to our distributor in Japan, compared with revenues of $8.1 million for the same period in the prior year, which included sales of $7.5 million to our distributor in Japan. The decline in revenues from Japan was primarily a result of product approvals delay in Japan. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan. We continue to work with regulatory officials in Japan to gain approval for our Cerecyte® microcoils. The delay in these product approvals has had an adverse impact on the revenues previously anticipated from sales in Japan for fiscal 2008. Our distributor in Japan is required to purchase a minimum of $5.5 million of Micrus products during fiscal 2008 and they have purchased regulatory approved products in the amount of $4.1 million which we have recognized as revenue during the first nine months of fiscal 2008.
     We introduced two new products, the Cashmere™ microcoil system and the ENZO™ deflectable microcatheter in fiscal 2008. Products introduced in the past 24 months comprised 18% of our revenues in the first nine months of fiscal 2008.
     Revenues from our non-embolic and accessories products were $2.5 million in the first nine months of fiscal 2008 compared with revenues of $0.8 million in the first nine months of fiscal 2007.
     We are also preparing to enter the Chinese market through our distribution partner, TXF Medical. We will begin selling our products in China upon receiving regulatory approvals. However, the timing of product approvals in China will be delayed due to a pending review by the SFDA of drug and medical device approvals granted during the term of the former SFDA minister. We believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. Therefore, we do not expect to recognize revenues from sales in China this fiscal year.
Gross Profit

	Nine Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
Cost of goods sold	$11,935	$11,348	$587	5%
Gross profit	37,560	31,406	6,154	20%
     The increase in cost of goods sold during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 was primarily due to an increase of $458,000 in provision for excess and expired inventories resulting from slower consignment inventory turns, an increase of $0.6 million in amortization of intangible assets and an increase of $125,000 in royalties, partially offset by manufacturing efficiencies that have lowered per unit costs. The cost of goods sold in the first nine months of fiscal 2008 and 2007 includes $0.6 million and $68,000, respectively, related to the amortization of intangibles acquired from the acquisition of VasCon on November 30, 2006 and $168,000 and $56,000, respectively, related to the amortization of capitalized license fees which we started to amortize in the third quarter of fiscal 2007 when we began selling the Pharos™ stent product.
     Gross margin was 76% in the first nine months of fiscal 2008 and 73% in the first nine months of fiscal 2007. The increase was primarily due to an increase in revenue from sales of higher margin products as well as increased manufacturing efficiencies that have lowered per unit costs, and fewer distributor sales of lower margin products primarily as a result of lower product sales to Japan in the first nine months of fiscal 2008.

Operating Expenses
Research and Development

	Nine Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
Research and development	$10,135	$6,025	$4,110	68%
     Research and development expenses increased in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily due to an increase of $1.5 million in technology acquisition costs primarily for in-process research and development in connection with the acquisition of ReVasc to obtain the rights to pre-regulatory approved revascularization technology, an increase of $1.3 million related to increased headcount, an increase of $355,000 in product testing and related consulting expense, as well as an increase of $244,000 in stock-based compensation expense. In the first nine months of fiscal 2008 and 2007, approximately 15% and 1%, respectively, of our research and development costs were attributable to our subsidiary, MDT, formed on November 30, 2006 in connection with the acquisition of VasCon.
Sales and Marketing

	Nine Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
Sales and marketing	$21,441	$17,199	$4,242	25%
     Sales and marketing expenses increased in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily due to an increase of $2.2 million in travel and personnel costs due to an increase in sales and marketing personnel in the United States, Europe and Asia, an increase of $0.7 million in sales incentives on higher levels of sales and changes in the sales compensation structure, an increase of $0.6 million in meetings, conferences and tradeshows, an increase of $365,000 in stock-based compensation expense, an increase of $354,000 in product marketing costs, as well as an increase of $349,000 primarily associated with the randomized post-marketing study of our Cerecyte® product. These increases were partially offset by a decrease of $247,000 in product marketing consulting expenses.
General and Administrative

	Nine Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
General and administrative	$17,722	$14,166	$3,556	25%
     General and administrative expenses increased in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily due to an increase of $2.1 million related to higher finance and administrative personnel costs due to increased headcount, an increase of $1.1 million in stock-based compensation expense, and an increase of $146,000 in legal fees primarily associated with our FCPA compliance. In the first nine months of fiscal 2008 and 2007, approximately 7% and 1%, respectively, of our general and administrative costs were attributable to our subsidiary, MDT, formed on November 30, 2006 in connection with the acquisition of VasCon.

Other Income, Net

	Nine Months Ended
	December 31,		Change
(Dollars in thousands)	2007	2006	$	%
Interest and investment income	$1,015	$1,211	$(196)	(16%)
Interest expense	(2)	(5)	3	60%
Other income, net	427	554	(127)	(23%)

Total other income, net	$1,440	$1,760	$(320)	(18%)

     Total other income, net decreased in the first nine months of fiscal 2008 compared to the first nine months in fiscal 2007 primarily due to lower interest and investment income resulting from lower average cash and investment balances earning interest and an increase in foreign exchange losses resulting from differences in exchange rates between the time of the recording of transactions and settlement of foreign currency denominated receivables and payables.
Income Taxes
     In the first nine months of fiscal 2008, we recorded an income tax benefit of $10,000 related to net operating losses for our Swiss subsidiary and a non-current tax benefit of $179,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for our United Kingdom subsidiary.
Liquidity and Capital Resources

	Nine Months Ended
	December 31,
	2007	2006
	(Dollars in thousands)
Cash flow activities:
Net cash used in operating activities	$(7,205)	$(667)
Net cash used in investing activities	$(3,782)	$(4,952)
Net cash provided by financing activities	$2,469	$3,789
     Since our inception, we have funded our operations primarily through issuances of stock and related warrants.
     As of December 31, 2007, we had cash and cash equivalents of $25.3 million, compared to $34.5 million at March 31, 2007. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.
     Net cash used in operating activities was $7.2 million during the first nine months of fiscal 2008 compared to $0.7 million during the first nine months of fiscal 2007. Net cash used in operating activities during the first nine months of fiscal 2008 resulted primarily from operating losses, an increase in inventory due to an increase in the number of consignment locations, an increase in the number of units in existing consignment locations due to new products released and the buildup of finished goods inventory in anticipation of future sales upon regulatory approvals in Japan, an increase in accounts receivable resulting from an increase in number of microcoil products sold and a decrease in accrued payroll and related expenses. These factors were partially offset by an increase in accounts payable due to timing of payments made to our vendors, a decrease in prepaid expenses and other current assets, an increase in accrued liabilities and other non-current liabilities due to accrued milestone payments to ReVasc, and non-cash items such as stock-based compensation expense primarily due to SFAS 123R, depreciation and amortization, deferred tax benefit and provision for excess and obsolete inventories.

     Net cash used in operating activities during the first nine months of fiscal 2007 resulted primarily from operating losses, an increase in accounts receivable due to an increase in number of microcoil products sold, an increase in inventory primarily due to an increase in the number of consignment locations, an increase in prepaid expenses and other current assets primarily related to the payment of directors’ and officers’ insurance premiums, and a decrease in accounts payable due to timing of payments made to our vendors. These factors were partially offset by an increase in accrued payroll and related expenses attributable to increased headcount and the timing of payroll payments, an increase in accrued liabilities due to higher accrued professional fees associated with legal fees and SOX compliance and higher VAT payables, and noncash items such as stock-based compensation expense primarily due to the adoption of SFAS 123R, depreciation and amortization, and provision for impairment of inventory.
     Net cash used in investing activities was $3.8 million during the first nine months of fiscal 2008 compared to $5.0 million during the first nine months of fiscal 2007. Net cash used in investing activities during the first nine months of fiscal 2008 was related to the earn-out payment associated with the purchase of Neurologic and the purchase of capital equipment partially offset by proceeds from sale of property and equipment.
     Net cash used in investing activities during the first nine months of fiscal 2007 was related to the acquisition of VasCon, the earn-out payment associated with the purchase of Neurologic, the purchase of capital equipment and the milestone payment to Biotronik which has been capitalized as licensed technology offset by proceeds from sale of marketable securities.
     Net cash provided by financing activities was $2.5 million during the first nine months of fiscal 2008 compared to $3.8 million during the first nine months of fiscal 2007. Net cash provided by financing activities during the first nine months of fiscal 2008 consisted of proceeds from the exercise of stock options and the employee stock purchase plan.
     Net cash provided by financing activities during the first nine months of fiscal 2007 consisted of net proceeds from the exercise of the over-allotment option by the underwriters in connection with our secondary offering, and proceeds from the exercise of stock options and the employee stock purchase plan.
     On January 31, 2008, we signed the asset purchase and supply agreement with Merit. Under the terms of the agreement, we received an up-front payment of $1.5 million and will receive an additional $1.5 million upon the earlier to occur of the date that Merit can independently manufacture, validate and commercially produce coronary guide catheter or one year anniversary of the closing.
     To the extent that existing cash and cash equivalents and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into such agreements in the future, which could require us to seek additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
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
     Our significant accounting policies are fully described in Note 2 to our Consolidated Financial Statements included in our annual report filed on Form 10-K for the fiscal year ended March 31, 2007, that was filed with the SEC on June 7, 2007 except for a description of our income taxes critical accounting policy and our adoption of FIN 48 on April 1, 2007, the beginning of our 2008 fiscal year. See Notes 2 and 5 in this Quarterly Report for further information regarding the adoption of FIN 48.

Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. Certain provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.
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
     In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If, subsequently, based on management’s assessment, it is no longer expected that the goods will be delivered or services will be rendered, then EITF 07-3 requires that the capitalized advance payment be charged to expense. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF 07-03 but do not expect the adoption of EITF 07-03 to have a material impact on our consolidated financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS 141R (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations completed on or after the date of adoption.
Contractual Obligations
     We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.
     As of December 31, 2007, our contractual commitments were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$4,002	$684	$1,995	$892	$431
Purchase commitments	3,731	3,731	—	—	—
Minimum milestone payments to The Cleveland Clinic Foundation	2,000	500	1,500	—	—

Total	$9,733	$4,915	$3,495	$892	$431

     We are required to pay future earn-out amounts associated with the purchase of Neurologic. The future earn-out payments will be one-third of Neurologic’s product sales during specified periods. We paid the first and second year earn-out payments in April 2006 and April 2007.

     We are required to pay future earn-out amounts associated with the purchase of VasCon. The future earn-out payments will be an amount not to exceed $10.0 million based on the sales and manufacturing performance of Micrus Design Technology, Inc. as set forth in the asset purchase agreement. No earn-out payment has been accrued or paid to date.
     We are required to pay The Cleveland Clinic Foundation up to $5.0 million in payments upon the achievement of certain milestones set forth in the stock purchase agreement, with minimum milestone payments of at least $2.0 million to The Cleveland Clinic Foundation upon the third anniversary of the closing of the acquisition of ReVasc stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $180,000 related to our loan with Micrus SA and a $23,000 decrease in our comprehensive loss from our investment in Micrus SA as of December 31, 2007. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $245,000 decrease in our comprehensive loss from our investment in Micrus UK as of December 31, 2007. A hypothetical 10% decline in the value of the Euro versus the Swiss franc would cause us to recognize a loss of $246,000 based on our foreign denominated receivables as of December 31, 2007.
     In the first nine months of fiscal 2008, approximately 37% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.
     Interest Rate Market Risk. Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of these cash equivalents approximates fair market value.
Item 4. Controls and Procedures
(1) Disclosure controls and procedures
     Our management, with the participation of our Chairman of the Board of Directors and Chief Executive Officer, John T. Kilcoyne, and our Chief Financial Officer, Gordon T. Sangster, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, they concluded that our disclosure controls and procedures as of December 31, 2007 were effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.
(2) Changes in internal controls
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
FCPA Investigation
     See the risk factor regarding international operations on page 38 below for a discussion of the FCPA investigation we carried out in 2004 and our resulting agreement with the Department of Justice.
Patent Litigation
     See the risk factor regarding patent litigation below on page 34 for a detailed discussion of our patent litigation with Boston Scientific Corporation.
     Discovery is ongoing in the patent litigation with Boston Scientific Corporation. A hearing on claim construction was held on June 1, 2007. The Court has not calendared any other dates.
Securities Litigation
     See the risk factor regarding securities litigation below on page 34 for a detailed discussion of this litigation.
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
     The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the first nine months of fiscal 2008, a substantial portion of our product sales were to approximately 99 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

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
     On October 3, 2007, a purported securities class action complaint (the “Complaint”) was filed in the United States District Court for the Southern District of Florida against Micrus and certain of our directors and officers (the “Defendants”). The Complaint alleges that Micrus and the individual defendants made materially false and/or misleading statements or omissions in violation of the federal securities laws during the period of February 12, 2007 through September 16, 2007 (the “Class Period”). The Complaint seeks to recover damages on behalf of anyone who purchased or otherwise acquired our stock during the Class Period. On January 22, 2008, the Court appointed lead class plaintiff, and on February 6, 2008, plaintiffs filed their Consolidated Complaint. We intend to take all appropriate action in response to this lawsuit. With this litigation in its earliest stages, we are unable to estimate any possible loss at this time, and there can be no assurance that this action will be resolved in our favor. Claims successfully asserted against us may cause us to pay substantial damages or result in other injunctive relief. Further, defending the action will likely be time-consuming and may result in the diversion of management’s time and attention away from business operations, which could harm our business and financial results. In addition, costs of defense and any damages resulting from the litigation may materially adversely affect our business and financial results. The litigation may also harm our relationships with existing customers and subject us to negative publicity, each of which could harm our business and financial results.
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
     In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of our patents. In addition, we alleged that Boston Scientific has violated United States antitrust laws, and has violated certain California state laws by committing unfair business practices, disparaging our products, and interfering with our prospective economic advantage. In January 2005, Boston Scientific filed a motion to dismiss our claims for disparagement, interference with prospective economic advantage and unfair business practices. That motion has been fully briefed but no oral argument has been heard or scheduled and the Court has not ruled on the motion.
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

     Boston Scientific has also been a party in two other lawsuits against Cordis and ev3/Micro Therapeutics, Inc (“ev3”). in which the Boston Scientific patents, which are the basis of Boston Scientific’s suit against us, are or were also at issue. An outcome of either of these lawsuits adverse to Cordis or ev3., and related to the same patent claims Boston Scientific asserts against us, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.
     In November, 2007, press reports reported that Boston Scientific and  ev3 had reached settlement terms and would dismiss their lawsuits against each other with prejudice.  We do not know if a final settlement agreement has been reached between Boston Scientific and ev3.  On January 25, 2008, in the Cordis case, the district court granted Boston Scientific’s motion for summary judgment against Cordis that claims 10 and 35 of the ‘385 patent, and claims 1, 3, 7, 9, and 10 of the ‘498 patent, are not invalid for having been on-sale or in public use before the statutory bar period.  Boston Scientific is asserting these same claims against us in our lawsuit with Boston Scientific and, like Cordis, we are alleging that these claims are invalid for having been on-sale or in public use before the statutory bar period.
     In October 2004, Cordis requested ex parte reexamination of certain claims in Boston Scientific’s ‘385 and ‘498 patents. In February 2006, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for one of the two patents, apparently confirming all of the claims of that patent. In February 2006, the USPTO also issued an Office Action in which it apparently confirmed the patentability of certain of the claims in the second patent, but rejected the remainder.
     A hearing on claim construction was held on June 1, 2007. The Court has not issued a claim construction order or calendared any other dates.
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
     We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $5.5 million, $8.3 million and $6.7 million for the fiscal year ended March 31, 2007, 2006 and 2005, respectively. We incurred a net loss of $10.1 million in the first nine months of fiscal 2008. At December 31, 2007, we had an accumulated deficit of $65.2 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect our operating expenses to increase as we, among other things:
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
     Our quarterly operating and financial results are difficult to predict and may fluctuate significantly from period to period. The level of our revenues, gross margins and results of operations at any given time will be based primarily on the following factors:
•	neurointerventionalist and patient acceptance of our products;

•	changes in the number of embolic coiling procedures performed to treat cerebral aneurysms;

•	the seasonality of our product sales;

•	the mix of our products sold;

•	stocking patterns for distributors;

•	the development of new procedures to treat cerebral aneurysms;

•	results of clinical research and trials on our existing products and products in development;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products;

•	timing of new product offerings, acquisitions, licenses or other significant events involving us or our competitors;

•	increases in the costs of manufacturing and selling our products;

•	the amount and timing of our operating expenses;

•	litigation expenses;

•	fluctuations in foreign currency exchange rates;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	changes in our ability to obtain and maintain FDA and other domestic and foreign regulatory approvals or clearances for our products;

•	inventory adjustments we may have to make in any quarter;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain and expand our sales force and operational personnel;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components; and

•	amount and timing of capital expenditures and other costs relating to any potential expansion of our operations.
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
     After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005. Pursuant to that agreement, the DOJ will not prosecute us for the conduct disclosed to the DOJ, and we agreed to various conditions, including establishing policies and procedures to assure compliance with the FCPA and other relevant anti-bribery laws, retaining an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and to monitor our implementation of and adherence to FCPA compliance policies and procedures, and fully cooperating with the DOJ, the independent monitor, and the Securities and Exchange Commission (“SEC”). We must remain in complete compliance with these conditions for a period of two years, or face the filing of a criminal complaint against us. The independent monitor is assessing our compliance with the terms of the agreement, and we currently expect that the monitor will file his final report with the DOJ before the end of February 2008. The terms of the DOJ Agreement will bind our successors, or any merger partners, as long as the DOJ Agreement is in effect.
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
     A substantial portion of our revenues are derived from outside the U.S. For the fiscal years ended March 31, 2007, 2006 and 2005, revenues from customers outside the U.S. represented approximately 51%, 53% and 48%, respectively, of our revenues. For the first nine months of fiscal 2008, revenues from customers outside the U.S. represented 51% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first nine months of fiscal 2008, approximately 37% of our revenues were denominated in currencies other than the U.S. dollar.
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
     In addition, other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Changes to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
     Based on shares outstanding at December 31, 2007, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 57% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.
Future sales of our common stock may depress our stock price.
     Our current stockholders hold a substantial number of shares of our common stock that they are able to sell in the public market. A significant portion of these shares are held by a small number of stockholders. Sales by our current stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover certain holders of our common stock have the right to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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
Date: February 11, 2008

By:	/s/ John T. Kilcoyne
John T. Kilcoyne
Chairman and Chief Executive Officer

By:	/s/ Gordon T. Sangster
Gordon T. Sangster
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 filed on May 17, 2005 Registration No. 333-123154) (“Amendment No. 3”)

3.2	Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 3)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”)

4.2	Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (incorporated by reference to Exhibit 4.2 of Form S-1)

4.3	Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 of Form S-1)

4.4	Form of Common Stock Warrant issued in connection with the Series E Preferred Stock and Warrant Purchase Agreement dated February 21, 2005, among the Registrant and the purchasers of the Registrant’s Series E Preferred Stock (incorporated by reference to Exhibit 4.4 of Form 10-Q filed on February 14, 2006)

10.29#**	Stock Purchase Agreement, dated October 26, 2007, between Micrus Endovascular Corporation, ReVasc Technologies, Inc. and The Cleveland Clinic Foundation which includes as an exhibit thereto the Amended and Restated License Agreement, dated October 26, 2007, between ReVasc Technologies, Inc. and The Cleveland Clinic Foundation

10.30#	Letter Agreement dated November 12, 2007 with Gordon Sangster

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.