Form 10-K
period 2008-03-31
MICRUS ENDOVASCULAR CORP
filed 2008-06-12
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 28, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $178.3 million based on the closing sale price of such stock as reported on the NASDAQ Global Market. Shares of common stock held by each officer and director as of that date and by each person who owned 5% or more of the registrant’s outstanding common stock as of September 28, 2007 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 30, 2008 registrant had outstanding 15,619,038 shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

MICRUS ENDOVASCULAR CORPORATION

FORWARD-LOOKING STATEMENTS

Certain information contained in or incorporated by reference in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, Risk Factors, and elsewhere in this Report. References herein to “Micrus,” “the Company,” “we,” “our,” “us” and similar words or phrases are references to Micrus Endovascular Corporation and its subsidiaries, unless the context otherwise requires. Unless otherwise provided in this Report, trademarks identified by ® and tm are registered trademarks or trademarks, respectively, of Micrus Endovascular Corporation or its subsidiaries. All other trademarks are the properties of their respective owners.

PART I

Item 1.	Business.

The Company

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.

Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils anatomically and rapidly deploy within an aneurysm, forming a scaffold and filling that conforms to a wide diversity of aneurysm shapes and sizes. In addition, our Cerecyte® microcoil product line incorporates an absorbable material called polyglycolic acid (PGA), bioactive filaments which reside within the central lumen of our microcoils. We believe, based on limited data, that the inclusion of these bioactive filaments within the lumen of the coil may promote faster aneurysm healing and may reduce the risk of recanalization or retreatment.

We are expanding our product line beyond microcoils and access systems, and in January 2006, we entered into a license, development and distribution agreement with Biotronik AG (“Biotronik”) which provides us with exclusive access to certain stent technologies for neurovascular applications. In February 2006, Biotronik received CE Mark authorization for the PHAROStm stent for both the treatment of cerebral aneurysms and the treatment of ischemic disease (atherosclerosis). In March 2006, we launched our PHAROStm stent in certain countries that recognize the CE Mark, providing us with our first commercial product for the treatment of ischemic disease. We plan to pursue regulatory authorization in the United States for our PHAROStm Vitessetm stent, which we believe represents a significant market opportunity for Micrus. In October 2007, we entered into a Stock Purchase Agreement with The Cleveland Clinic Foundation (“The Cleveland Clinic”) and acquired ReVasc Technologies, Inc. (“ReVasc”), a wholly-owned subsidiary of The Cleveland Clinic. This acquisition provides us with an exclusive license to revascularization technology for the treatment of intra-cranial thrombus or clot which can also cause ischemic stroke. In January 2008, we entered into a license, development and commercialization agreement with Genesis Medical Interventional, Inc. (“Genesis”). Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke.

In fiscal 2008, we launched the Cashmeretm bare platinum and Cerecyte® microcoil systems and the Courier® ENZOtm deflectable microcatheter. The Cashmeretm is a conformable and stretch-resistant platinum or Cerecyte®

microcoil designed to provide stable framing or filling of aneurysms that may require a softer microcoil, such as aneurysms with irregular shapes or ruptured aneurysms. The ENZOtm deflectable microcatheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We believe ENZOtm is the only deflectable microcatheter available for use in the neurointerventional market.

We have increased the size of our sales and marketing organization in the past 18 months, and currently market our products through a direct sales force in the United States, Canada, the United Kingdom, Germany, Austria and France. We market through a network of distributors in the rest of Europe, Latin America, Asia and the Middle East, and entered into an exclusive distribution agreement with Goodman Co., Ltd. (“Goodman”) to market our products in the Japanese market. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan and we continue to work with regulatory officials in Japan to gain approval for our Cerecyte® microcoils. In July 2007, we entered into an exclusive distribution agreement with Beijing Tianxinfu Medical Appliances Co. Ltd. (“TXF Medical”) to market our products in China upon receiving regulatory approvals.

We have executive offices in San Jose, California and sales offices in Switzerland and the United Kingdom as well as a development and manufacturing facility in Doral, Florida. We were incorporated under the laws of the State of Delaware in 1996.

On November 30, 2006, we completed the acquisition of VasCon LLC (“VasCon”), a privately held company engaged in the development and manufacture of vascular access and delivery devices. The acquisition of VasCon adds expertise in developing clinically advanced access and catheter systems to our core competencies and provides us with manufacturing capabilities that are expected to lead to cost reductions for a wide range of our products. Micrus Design Technology, Inc. (“MDT”), a newly formed subsidiary, will develop and manufacture neurovascular access and delivery products for us, including our ENZOtm deflectable catheter.

Information on revenues, gross profits and total assets for our business segments and by geographic area appears in Note 10 of “Notes to Consolidated Financial Statements” for the year ended March 31, 2008, which are included in Item 8 of this report and are incorporated herein by reference.

Industry Overview

Strokes consist of either aneurysms (hemorrhagic stroke) or blockages (ischemic stroke) of vessels within or leading to the brain often resulting in irreversible neurological impairment or death. According to the American Heart Association, stroke is the third leading cause of death in the United States. Patients who survive a stroke are often left with disabilities, including paralysis, coma, impaired cognition, decreased coordination, loss of visual acuity, loss of speech, loss of sensation or some combination of these conditions. A significant need for effective prevention and treatment of stroke exists because of the severity of the disorder, its prevalence in society, the shortcomings of current therapies and the high cost of treatment and care.

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

In the 1990s interventional neuroradiologists and to a lesser extent neurosurgeons, who collectively are referred to in the industry as “neurointerventionalists,” started using an alternative procedure to clipping, known as embolic coiling, to treat cerebral aneurysms. Rather than reaching the aneurysm by opening the skull and moving aside the brain tissue, access to the aneurysm in an embolic coiling procedure is obtained through a catheterization procedure in which the physician inserts a guide wire followed by a catheter into the femoral artery of the upper leg and threads them under fluoroscopy through the arterial system to the brain and ultimately into the opening of the aneurysm. The neurointerventionalist then advances embolic coils through the microcatheter to fill the aneurysm. Embolic coils are small platinum coils that range in size from 2 mm to 20 mm and once released into the aneurysm assume complex shapes filling the aneurysm. The coils form a barrier at the neck of the aneurysm which decreases or stops blood flow into the aneurysm, enabling formation of a clot and scar tissue which prevent further growth or rupture of the aneurysm. Since the mid-1990s, embolic coiling has become a widely accepted treatment for cerebral aneurysms because it is a less invasive procedure than surgical clipping and results in lower overall treatment cost, shorter recovery times, and less trauma to the patient.

In 2002, The Lancet, a leading medical journal, published the results of the International Subarachnoid Aneurysm Trial, an independent, randomized clinical trial involving 2,143 patients in Europe, North America and Australia that compared aneurysm clipping with embolic coiling as a method of treating cerebral aneurysms. Known as ISAT, this trial concluded, based on a survey of patients published in The Lancet in October 2002, that among the patients participating in the trial, endovascular intervention with detachable platinum coils resulted in a 23% relative and 7% absolute reduction in the risk of major brain injury or death compared with neurosurgical clipping of the aneurysm at one year follow up. The seven-year follow up data published in The Lancet in September 2005 indicated a continued clinical advantage for patients who underwent coiling versus clipping procedures.

Market Opportunity

According to the American Heart Association, approximately 720,000 strokes occur annually in the United States. Ischemic stroke affects approximately 620,000 patients annually while hemorrhagic stroke affects approximately 100,000 patients. We believe that a majority of the hemorrhagic strokes are caused by cerebral aneurysms. We believe embolic coiling is being used to treat approximately 45% of the patients diagnosed with cerebral aneurysms in the United States. Industry sources also indicate that approximately 65-70% of patients diagnosed with cerebral aneurysms in certain European countries are treated using embolic coiling procedures. We believe that embolic coiling procedures can be used to treat a similar percentage of patients with cerebral aneurysms in the United States as awareness grows among patients and physicians of the advantages of embolic coiling. Industry sources estimate that in Japan embolic coiling is growing at an annual rate of approximately 15% and in China coiling procedures appear to be growing at approximately 18% year over year. Industry sources further estimate that the worldwide endovascular device market for treatment of hemorrhagic stroke was approximately $600 million in 2007.

We believe that growth drivers in the market for embolic coiling products include the overall trend towards less invasive procedures, an increased number of neurointerventionalists trained to perform embolic coiling procedures, and the aging population in whom aneurysms occur with greater frequency.

The key challenges of embolic coiling procedures are the following:

•	Access to the Aneurysm Site. Specialized products are required to access the complex vasculature of the brain, properly access the aneurysm site and perform a coiling procedure. These access products include microcatheters and guidewires. In order to navigate the complex vascular anatomy of the brain, access products must have enough column strength to be pushed significant distances through this vasculature, yet be flexible enough to travel to distal portions of the brain without injuring blood vessels.

•	Framing and Filling the Aneurysm. In order to effectively treat an aneurysm, the neurointerventionalist must fill the aneurysm with a sufficient volume of coils to disrupt blood flow and occlude the aneurysm. Aneurysms vary in shape and size and, consequently, neurointerventionalists seek an embolic coiling solution that enables coils to conform to the aneurysm’s shape without requiring extensive manipulation of the coil. Coils that frame, or conform to, the aneurysm wall reduce the risk of rupture and facilitate the retention of additional coils in the aneurysm.

•	Coverage of the Neck of the Aneurysm. It is important to effectively cover the neck of the aneurysm with coils to help reduce recanalization and improve the chances of a better clinical outcome.

•	Deployment. Once embolic coils are placed in the aneurysm, the neurointerventionalist must be able to quickly and reliably deploy the coils from the device positioning unit within the microcatheter. Unreliable detachment mechanisms can lead to inadvertent retraction of the embolic coil as the neurointerventionalist withdraws the positioning unit only to discover that the coil is still attached. Further, any delay in deployment may increase procedure time and its attendant risks.

•	Recanalization. Industry sources estimate that recanalization, or the continued or renewed growth of the aneurysm, occurs in approximately 15% to 25% of aneurysms treated with embolic coiling. Experts believe that one of the reasons for recanalization is due to incomplete filling of the aneurysm with the embolic coils. Studies have shown that while the recanalization rate is higher for patients treated with embolic coiling procedures compared to aneurysm clipping, embolic coiling has been demonstrated to be a safer treatment approach for aneurysms. Therefore, embolic coiling solutions that decrease recanalization rates and reduce the need for retreatment are highly desirable.

•	Risk of Rupture. Embolic coiling solutions that enhance safety and limit the risk of rupture or re-rupture in the treatment of aneurysms are also essential. Successful framing and filling of the aneurysm requires precise placement of the embolic coil. Neurointerventionalists seek embolic coiling solutions that minimize stress on the aneurysm wall in the course of placing or repositioning the coil in order to reduce the risk of rupture.

The Micrus Solution

We are focused on a broad range of cerebral vascular treatments and have developed a proprietary embolic coiling solution, stents and access products that are designed to effectively access and treat cerebral aneurysms and ischemic disease. In addition, we have also developed a line of microcoils that incorporate bioactive materials which we believe may improve healing and reduce the need for retreatment.

Our solutions have the following key features:

Self-Deploying Anatomically Conforming Coils.  Our proprietary spherical MicruSphere®, Cashmeretm and Presidio® microcoils deploy into a three-dimensional configuration that assumes an aneurysm’s shape upon deployment and are designed to provide uniform framing of the aneurysm. Our self-deploying microcoils require very little manipulation for effective placement, thereby reducing the need for microcoil manipulation and attendant stress on the aneurysm wall.

Enhanced Coverage of the Neck of the Aneurysm.  We believe effective neck coverage reduces the rate of recanalization. Our microcoils are designed to facilitate coverage of the neck of the aneurysm in two ways. First, the three dimensional configuration of our spherical MicruSphere®, Cashmeretm and Presidio® microcoils provide the framework to stabilize the neck of the aneurysm. Second, our UltiPaq® finishing coils are soft and flexible, permitting coverage across the neck of the aneurysm.

Unique Framing and Filling Technology.  Our Presidio® 10 and 18 microcoils are each a single, stretch resistant Cerecyte® microcoil designed to deliver stable, predictable aneurysm framing and filling to increase coverage of the aneurysm wall and neck with a single coil deployment. As the Presidio® 10 and 18 are also Cerecyte® microcoils, their bioactive filament may also induce a beneficial tissue response. We believe that effective neck coverage may reduce the rate of recanalization and need for retreatment.

Deployment Technology.  Our proprietary electronic microcoil deployment system employs a resistive heating fiber deployment mechanism that enables neurointerventionalists to quickly and reliably deploy the microcoil. Our electronic microcoil deployment system has been designed so that microcoil deployment time remains consistent regardless of the number of coils used in the procedure. We believe that our electronic microcoil deployment system enables neurointerventionalists to more rapidly deploy microcoils and generally reduce procedure time.

Bioactive Technology.  Cerecyte® is our proprietary microcoil product line that incorporates filaments comprised of polyglycolic acid (PGA) within the lumen of the microcoils. MicruSphere®, Cashmeretm, Presidio®, HeliPaq® and UltiPaq® are all available in Cerecyte® versions. Initial data from single center studies presented at major scientific meetings suggest that Cerecyte® may promote more thorough aneurysm healing and may reduce the risk of recanalization or the need for retreatment. To improve on the scientific rigor of these early data points, we are conducting two post market studies, a prospective randomized trial and a registry, which will provide additional data regarding the potential benefits of Cerecyte®.

Stent Platform.  Our PHAROStm stent is a rapid exchange balloon-delivered device which enables the neurointerventionalist to deliver and deploy a stent in one step, eliminating the need for pre-dilation of the constricted vasculature. We believe this feature may reduce overall procedural time and cost. We believe the balloon catheter marker bands combined with the radiopacity of the stainless steel stent provide for excellent visibility resulting in improved placement accuracy of deployment. We also believe that the combination of PHAROStm, Rapid Exchange Technologytm and trackable tip will enable a physician to effectively access the tortuous and distal anatomy of the brain. In March 2006, we launched the PHAROStm stent in certain countries outside of the United States that recognize the CE Mark. In March 2008, we filed an Investigational Device Exemption (an “IDE”) with the United States Food and Drug Administration (“FDA”) for our next generation stent, the PHAROStm Vitessetm, for the treatment of neurovascular stenoses that are accessible to the system.

Improved Access Products.  We launched an access product line which includes the Courier® Enzotm deflectable microcatheter, the Courier® line of microcatheters and the Watusi® line of guidewires. We believe that our Courier® microcatheters provide neurointerventionalists with more predictable and secure access to the complex and distal anatomy of the cerebral vasculature.

Micrus Strategy

Our objective is to develop and commercialize innovative, minimally invasive medical devices that provide a comprehensive solution to physicians for the treatment of hemorrhagic and ischemic stroke. The key elements of our strategy to achieve our objective include:

Expand Our Hemorrhagic Market Share through Continued Product Innovation.  We believe our microcoils, catheters, wires, and stents offer safer, more effective and less technically demanding treatment options for neurointerventionalists which have resulted in the rapid growth of our revenues. We believe continued product innovations such as the introductions of our Cerecyte® line of bioactive microcoils, Cashmeretm microcoils and the Presidio® microcoils, ENZOtm deflectable catheter, Ascent balloon and Neuropath guide catheters, will allow us to further grow our market share. We are continuing to develop new technologies which we believe may further enhance aneurysm occlusion and reduce the rate of recanalization.

Increase Our Per-Procedure Revenues.  5% of our revenue for fiscal 2008 has come from the sale of non-embolic products. This product line expansion includes stents, microcatheters and guidewires that we believe have increased our per-procedure revenue opportunity from approximately 40% to 80% of every procedure dollar.

Enter the Ischemic Stroke Market.  Through our agreement with Biotronik, we launched our first product addressing the ischemic stroke market, our PHAROStm stent. We intend to continue developing additional stent platforms for this market. In March 2008, we filed an IDE with the FDA for our next generation stent, the PHAROStm Vitessetm, for the treatment of intracranial stenoses. In October 2007, we acquired an exclusive license to revascularization technology for the treatment of ischemic stroke through the acquisition of ReVasc from The Cleveland Clinic. In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke.

Leverage Our Sales and Marketing Expansion.  Over the past 18 months, we have increased the number of employees in our sales and marketing group worldwide and anticipate continuing to expand our sales and marketing group in Europe and Asia Pacific and, as needed, in other geographic territories. This expansion should provide us access to more hospitals, garner more per-procedure revenues and expand our market share.

Continue to Penetrate Asian Market.  We believe that Japan and China represent significant potential markets for our products and, in March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan and we continue to work with regulatory officials in Japan to gain approval for our Cerecyte® microcoils. In

July 2007, we entered into an exclusive distribution agreement with TXF Medical to market our products in China. We will begin selling our products in China upon receiving regulatory approvals.

License or Acquire Complementary Products and Technologies.  In addition to growing our business through internal product development efforts, we will continue to look for opportunities to license and/or acquire technologies to provide solutions for the treatment of a variety of cerebral vascular conditions. In July 2005, we acquired certain deflectable catheter technologies from Vascular FX. In January 2006, we entered into a license, development and distribution agreement with Biotronik, a company with stent design and manufacturing expertise, pursuant to which we collaborate with Biotronik to develop certain neurovascular stent products. This agreement provides us with the exclusive worldwide right to market stent products developed jointly by Biotronik and us. In November 2006, we acquired certain neurovascular catheter patent and process technology through the acquisition of VasCon. By continuing to acquire complementary products, we believe we can address a broader range of physician and patient needs. In October 2007, we acquired an exclusive license to revascularization technology for the treatment of ischemic stroke through the acquisition of ReVasc from The Cleveland Clinic. In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. In April 2008, we entered into a co-development agreement with Chemence Medical Products, Inc. (“Chemence”) to jointly develop a liquid embolic product for the treatment of cerebral aneurysms using Chemence’s cyanoacrylate technology, development capabilities and intellectual property.

Products

The following table shows our principal products and indicates significant applications for these products. Most of our products are intended for single use and are either disposed of or, in the case of microcoils, remain in the patient after the procedure. All of our products set forth in the following table have received CE Mark authorization and, except for our PHAROStm stent, are covered by the FDA 510(k) process.

Product Line	Sizes	Product Description

MicruSphere® Microcoil	2-18 mm diameter	Three-dimensional framing microcoil; stabilizes the aneurysm. Available in bare platinum and Cerecyte®.

Presidio® Microcoil	4-20 mm diameter	Framing and filling coil to deliver more neck and wall coverage in a single deployment. Available in Cerecyte®.

Cashmeretm Complex Microcoil	2-12 mm diameter	Three-dimensional framing and filling complex coil for aneurysms which require a softer coil. Available in Cerecyte® and stretch resistant platinum.

Product Line	Sizes	Product Description

UltiPaq® Microcoil	2-4 mm diameter	Finishing microcoil; soft, stretch resistant, pliable microcoil designed to complete filling of the aneurysm. Available in bare platinum and Cerecyte®.

HeliPaq® HeliPaq SR® Microcoil	HeliPaq® 2-20 mm diameter; HeliPaq SR® 2-10 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum and Cerecyte®.

InterPaq® Microcoil	4 and 6 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum.

Cerecyte® Microcoil	2-20 mm diameter	Available in MicruSphere®, Cashmeretm, Presidio®, Ultipaq® and HeliPaq SR®. Includes filaments comprised of PGA, a bioactive material.

Courier® ENZOtm Microcatheter	.0170” and .0190” inner diameter and 150 cm length	Unique deflectable device used to deliver embolics into the aneurysm

Courier® Microcatheter	.0170” and .0190” inner diameter and 150 cm length	Device used to deliver embolics into the aneurysm.

Product Line	Sizes	Product Description

Watusi® Guidewire	.014” diameter and 205 cm length	Device used to guide microcatheters and other devices to the aneurysm or stenosis site.

PHAROStm Stent System	2.5 mm - 4.0 mm outer diameter and 8 mm - 20 mm length	For use as scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged and for use in opening intracranial arteries that have narrowed.

EnPowertm Detachment Control Box and Connecting Cable		Next-generation control box provides electronic control via a lithium ion battery and initiates detachment of our proprietary microcoil system.

Microcoil Products

We offer a range of microcoils designed to enable neurointerventionalists to treat a wide variety of aneurysms. These include our MicruSphere®, Cashmeretm and Ultipaq® microcoil systems which are available in bare platinum and Cerecyte® versions, and the Presidio® line of microcoils which incorporates our proprietary Cerecyte® technology. All of our microcoils utilize our rapid deployment system and perform certain specific functions:

•	Frame. Our MicruSphere®, Presidio® and Cashmeretm microcoils are typically the first microcoils used by the neurointerventionalist to frame the aneurysm. The MicruSphere® microcoil folds automatically into a spherical three-dimensional shape that conforms to the shape of the aneurysm. This conforming shape reduces the need for the clinician to manipulate and reposition the coil multiple times, shortens procedure time, and reduces the potential for complications. Additional microcoils may then be placed within the first microcoil in smaller sizes in an approach known as the “Russian doll technique,” sequentially filling the aneurysm.

•	Frame and Fill. Our Presidio® and Cashmeretm microcoils feature longer lengths and their own unique shapes required to frame and fill the aneurysm. This can allow for more platinum to be deployed at the neck of the aneurysm, as well as greater packing density.

•	Fill. The Cashmeretm microcoil is a stretch resistant complex coil which may also be used as a filling coil. The Cashmeretm combines extra coil softness with a 3 dimensional secondary shape in a 14 system coil. Attributes of a 14 system coil help deliver more packing density per cm of coil compared with smaller system microcoils. Our proprietary HeliPaq® and HeliPaq SR® products are filling microcoils used to fill gaps which may remain in the center of the aneurysm after placement of one or more of our MicruSphere® microcoils. Both the HeliPaq® and the HeliPaq SR® automatically form a helical shape upon deployment, which allows filling of complex gaps in the aneurysm. The HeliPaq SR® employs a stretch-resistant system designed to prevent the microcoil from stretching in an unwanted manner while being positioned in the aneurysm. InterPaq® microcoils are filling coils used in larger size aneurysms requiring a greater volume of coil mass in order to be adequately filled.

•	Finish. Our UltiPaq® microcoil is an extra-soft, stretch-resistant finishing coil, used to provide additional aneurysm neck coverage and to fill any final gaps in the aneurysm after placement of one or more MicruSphere®, Presidio®, Cashmeretm and/or HeliPaq® microcoils.

•	Cerecyte®. Our proprietary Cerecyte® microcoil product line incorporates filaments comprised of PGA into most of our current line of microcoils — MicruSphere®, Presidio®, Cashmeretm, HeliPaq®, HeliPaq SR® and UltiPaq®. Because the PGA filaments run through the center of our microcoils, our Cerecyte microcoils possess the same handling characteristics as our standard platinum microcoils. Initial data from single center studies presented at major scientific meetings suggest that Cerecyte may improve clinical outcomes compared to bare platinum coils. We are conducting two post-market clearance studies to collect human clinical data for the purpose of demonstrating accelerated healing by our Cerecyte® microcoil product line.

Our ongoing Cerecyte® Microcoil Trial is a prospective randomized multi-center trial which directly compares Micrus Cerecyte® bioactive coils to Micrus bare platinum coils for the treatment of intracranial aneurysms. Up to 23 global centers will enroll 250 patients in each study arm. Our ongoing Cerecyte® Registry is a prospective non-randomized United States multi-center registry designed to document the clinical and angiographic outcomes of intracranial aneurysms treated with our Cerecyte® bioactive coils. The Cerecyte® Registry plans to enroll a total of 250 patients to assess patient outcomes one year after treatment.

PHAROStm Balloon-Expandable Stent

Our PHAROStm stent is a balloon-delivered device which can be used both to treat ischemic disease and for scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged. For the treatment of ischemic disease, our PHAROStm stent dilates intracranial arteries that have narrowed and allows the neurointerventionalist to deliver and deploy a stent in one step. We believe this feature will help reduce overall procedural time and cost. We believe the balloon catheter marker bands combined with the radiopacity of the stent provide for excellent visibility resulting in improved accuracy of deployment. We believe that PHAROS’ Rapid Exchange Technology and trackable tip will enable a physician to access tortuous and distal anatomy. In March 2006, we launched the PHAROStm stent in certain countries outside the United States that recognize the CE Mark. In March 2008, we filed an IDE with the FDA for our next generation stent, the PHAROStm Vitessetm, for the treatment of neurovascular stenoses that are accessible to the system.

Access Products

We offer the following guidewire and microcatheter products:

•	Courier® ENZOtm Microcatheter. Introduced to the United States in 2007 and to Europe in January 2008, the ENZOtm deflectable tip microcatheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We believe ENZOtm is the only deflectable tip microcatheter available for use in the neurointerventional market.

•	Courier® Microcatheter. Our Courier® microcatheter is a device used to deliver microcoils to the aneurysm. Our Courier® microcatheter features our proprietary Endurancetm technology designed to enhance both tip shaping and tip shape retention, both of which are vital to optimal coil delivery. It is available in straight and pre-shaped configurations. Our Courier® Microcatheter has been designed to provide the neurointerventionalist with the ability to navigate the tortuous vasculature of the brain. The microcatheter’s design and hydrophilic coating enable a high level of stability, tip shape retention and overall tracking.

•	Watusi® Guidewire. Our Watusi® Guidewire is used to guide the microcatheter or other delivery system to the aneurysm. Our Watusi® Guidewire features excellent visualization as well as our proprietary Response Tiptm technology, which results in the ability to effectively shape and re-shape the guidewire tip.

Microcoil Delivery System and Deployment Mechanism

Our microcoil delivery system is comprised of a device positioning unit (“DPU”), a connecting cable and the EnPower deployment control box. Our DPU is a flexible catheter to which a Micrus microcoil is attached. The DPU allows transport of the microcoil through the vasculature to the brain and final positioning within the aneurysm. Deployment of the microcoil occurs when the neurointerventionalist activates a resistive heater at the tip of the DPU, shearing the polyethylene fiber that holds the microcoil onto the DPU. Our deployment technology results in fast and reliable deployment of the microcoil from the DPU.

Sales and Marketing

We market our products to interventional neuroradiologists and neurosurgeons who generally practice at centers located in major metropolitan areas. There are currently approximately 300 - 400 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures performed in the United States each year.

We have developed relationships with a number of these neurointerventionalists who perform a large number of cerebral vascular procedures. In fiscal 2008, a substantial portion of our product sales were to approximately 107 hospitals in the United States. In order to encourage the continued adoption of our products, we believe that we need to continue to build and maintain relationships with these neurointerventionalists. We believe these relationships are enhanced by the presence of a direct sales organization. Sales of embolic coiling products involve a long-term relationship between the sales representative and neurointerventionalist where the sales representative must initially be present for product demonstrations and to monitor procedures. We recruit our sales representatives based on their experience with minimally invasive devices and prior success in the medical device industry. We provide ongoing sales and product training to our employees and distributors and continually monitor their performance. We also market our products at various industry trade shows and conferences.

In the United States and Canada, we market our products through our direct sales force to neurointerventionalists, while in Europe and Asia Pacific we rely on both a direct sales force and a distribution network. We currently have a North American direct sales force of 40, a European direct sales force of 20 and an Asia Pacific direct sales force of 3. We also added a new director of Latin American sales. We may add clinical and sales support personnel at both the direct and distributor level in Asia Pacific and Europe to ensure a high level of global physician support for all our products.

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

We believe that Japan represents a significant market for our products. On September 30, 2005, we entered into a five-year, exclusive distribution agreement with Goodman to promote and market our products in Japan. In February 2006, we received the requisite local regulatory approvals to sell certain of our products in Japan through Goodman, and the sale of such products in Japan commenced in March 2006. On September 20, 2007, we amended the distribution agreement with Goodman to, among other thing, extend the duration of the distribution agreement to six years from the original date of the distribution agreement. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and we continue to work with regulatory officials in Japan to gain approval for our Cerecyte® microcoils.

Information on our revenues from sales to unaffiliated customers is included in Note 10 of “Notes to Consolidated Financial Statements.”

We generate revenues from sales to hospitals and third-party distributors. Once a sale has occurred, the customer has no right of return. We provide the customers with limited warranty privileges. Goodman, our distributor in Japan, accounted for 15% of revenues for the year ended March 31, 2007. No customer accounted for 10% or more of revenues for the years ended March 31, 2008 and 2006, respectively.

Research and Development

Our product development efforts are focused on designing microcoils, guidewires, microcatheters, balloons, thrombectomy devices and stents for the treatment of hemorrhagic and ischemic stroke. We are working to develop next generation microcoils to frame and fill the aneurysm more efficiently and thoroughly. Also under development are next-generation balloon expandable stents for the treatment of intracranial atherosclerosis, self-expanding stents and covered stents as well as occlusion balloons to augment the treatment of aneurysms with microcoils.

Additionally, we are developing technologies to treat acute ischemic stroke. In October 2007, we acquired an exclusive license to revascularization technology for the treatment of ischemic stroke through the acquisition of ReVasc from The Cleveland Clinic. In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. In April 2008, we entered into a co-development agreement with Chemence to jointly develop a liquid embolic product for the treatment of cerebral aneurysms using Chemence’s cyanoacrylate technology, development capabilities and intellectual property.

As of March 31, 2008, we had 37 full-time employees engaged in research and development activities. Research and development expenses for the fiscal years ended March 31, 2008, 2007 and 2006 were $13.7 million, $7.9 million and $6.6 million, respectively. We plan on increasing our research and development expenditures in future periods.

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

Under the terms of our agreement, we paid an up-front licensing fee of approximately $0.6 million to Biotronik and were required to make milestone payments to Biotronik upon receipt of approvals to market stent products we jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. In February 2006, Biotronik received CE Mark authorization for the PHAROStm stent intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence, we made milestone payments to Biotronik of approximately $0.7 million in both March and April 2006. We recorded the total milestone payments of $1.4 million as capitalized licensed technology. We have accrued royalties of $20,000 for PHAROStm stent products sold in the fourth quarter of fiscal 2008 and accrued service fees of $443,000 for new stent products development at March 31, 2008. There are no future milestone payments to Biotronik related to the PHAROStm stent. Additionally, we will continue to fund ongoing project development based on the terms of this agreement.

ReVasc Acquisition

In October 2007, we entered into a Stock Purchase Agreement (the “ReVasc Agreement”) with The Cleveland Clinic and acquired ReVasc, a wholly-owned subsidiary of The Cleveland Clinic for an aggregate up-front purchase price of $1.0 million. Pursuant to the ReVasc Agreement, we also agreed to pay The Cleveland Clinic up to an additional $5.0 million in payments upon the achievement of certain milestones set forth in the ReVasc Agreement, with minimum milestone payments of at least $2.0 million due to The Cleveland Clinic by October 2010.

ReVasc was a party to a license agreement with The Cleveland Clinic (the “ReVasc License Agreement”) pursuant to which The Cleveland Clinic granted ReVasc an exclusive license to its revascularization technology for the treatment of ischemic stroke. In connection with the acquisition, the parties amended the ReVasc License

Agreement to provide, among other matters, for the payment to The Cleveland Clinic of certain royalties for sales of products based on the technology subject to the ReVasc License Agreement.

On December 7, 2007, we merged ReVasc into Micrus. Following the merger, Micrus became the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the ReVasc License Agreement.

Genesis Collaboration

In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. The transaction includes an initial up-front payment of $750,000, a future development milestone payment of $150,000 payable upon the earlier to occur of the date of first commercial sale or September 30, 2008 and royalties on potential future product sales.

Disposition of Cardiac and Peripheral Catheter Platform Assets

In January 2008, we entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit Medical Systems, Inc. (“Merit”) pursuant to which we sold certain cardiac and peripheral catheter platform assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by the Company in November 2006 in connection with its purchase of VasCon. Under the terms of the Merit Agreement, we also agreed to manufacture and supply certain guide catheters to Merit for a period of up to one year following the closing. Pursuant to the Merit Agreement, we received an up-front payment of $1.5 million and will receive an additional $1.5 million upon the earlier to occur of the date that Merit can independently manufacture, validate and commercially produce certain guide catheters or the one year anniversary of the closing.

In connection with the Merit Transaction, we also entered into a license agreement granting Merit the right to use certain non-patented intellectual property in the cardiology and peripheral radiology fields and a non-competition agreement, whereby we agreed not to engage in certain competitive business activities in the fields of cardiology and peripheral radiology for a period of five years.

We delivered and transferred title to the acquired assets, primarily inventory related to the catheter products, to Merit in February and March 2008. Pursuant to the Merit Agreement, we must provide reasonable assistance to help Merit build a production line for coronary guide catheters and may be required to train Merit’s personnel in manufacturing, validating and sterilizing coronary guide catheters. We anticipate that the production line for coronary guide catheters will become fully operational in the second quarter of fiscal 2009. If requested by Merit, we must provide reasonable assistance to help Merit build production lines for peripheral guiding sheaths and/or cardiovascular microcatheters. Merit must inform us within six months following the completion of the coronary guide catheters production line that this assistance will be needed.

Though certain elements, namely the acquired assets and licensing rights, have been delivered as of March 31, 2008, we are still obligated to deliver the regulatory documentation and production line assistance. Because we lack the ability to separate the multiple obligations (elements) of this transaction, the up-front payment of $1.5 million, net of direct and incremental costs incurred and the net book value of assets transferred to Merit, has been deferred until such time as all elements of the transaction are delivered.

Chemence Collaboration

In April 2008, we entered into a co-development agreement with Chemence to jointly develop a liquid embolic product for the treatment of cerebral aneurysms using Chemence’s cyanoacrylate technology, development capabilities and intellectual property. We will be responsible for overseeing the regulatory and clinical process and will be the exclusive worldwide distributor for the neurovascular product developed based on this collaborative agreement. Under the terms of the agreement, we have made an up-front payment of $100,000 to Chemence and will make additional payments of up to $200,000 upon achieving certain development milestones.

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

Some of our physician advisors have been granted options to purchase shares of our common stock and/or receive a consulting fee. All of our physician advisors are reimbursed for reasonable expenses. In addition, our medical advisors receive compensation for clinical studies they conduct for us. All of our medical advisors are employed by other organizations and may have commitments to or have consulting arrangements with other companies, including our competitors, that may limit their availability to consult with us. Although these advisors may contribute significantly to our business, we generally do not expect them to devote more than a small portion of their time to us. We also routinely seek advice, input and feedback on our products and business from a larger broader group of physicians and advisors, some of whom may also receive appropriate compensation for their time and expert opinions.

Manufacturing

We manufacture and/or assemble, inspect, test and package all our proprietary microcoils and microcatheters at our headquarters in San Jose, California, or in Doral, Florida. Peripheral catheter products are manufactured at our subsidiary facility, MDT, in Doral, Florida. As of March 31, 2008, we had 164 employees in manufacturing, quality control, manufacturing engineering and materials and logistics.

We have substantial design, manufacturing and applications engineering expertise in the development of small vessel access and delivery systems and intend to continue to leverage this expertise to develop new products. By designing and manufacturing most of the components of our products, we have been able to maintain greater control of quality and manufacturing process changes. Our microcoils are very small in size, ranging from 1.5 mm to 20 mm in diameter and are manufactured using microfabrication techniques. We have developed proprietary manufacturing technologies and processes in the areas of platinum memory shaping, metal fabrication and microcatheter and stent fabrication.

Trained product personnel assemble and test each of our components and products in a controlled environment room. At various assembly stages each lot of product undergoes thorough testing to ensure compliance with applicable regulations, including Quality System Regulations (QSR) requirements in the United States and ISO 13485 certification standards in Europe. These standards specify the requirements necessary for a quality management system to consistently provide product that meet customer requirements and to include processes for achieving the outputs of the quality management system that are required in order to obtain a CE Mark to sell medical devices within the European Union. Our quality assurance group verifies that product fabrication and inspection process steps meet our stringent quality specifications and applicable regulatory requirements. Upon successful completion of these steps, the products are sterilized, packaged and prepared for shipment. We typically ship products as orders are received.

We have implemented quality control systems as part of our manufacturing processes, which we believe are in substantial compliance with United States Good Manufacturing Practices (GMP) or Quality System Regulations (QSR) requirements. Our San Jose facility has also been inspected by the California Department of Health Services on behalf of the State of California and under contract with the FDA, and is registered with the State of California to manufacture our products. We believe we are in compliance with the FDA GMP for medical devices, and our facilities are subject to inspection by the FDA. The most recent of such inspections occurred in April 2006 in San Jose and in September 2007 in Doral. However, we cannot assure you that we will remain in compliance with GMP and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Patents and Proprietary Rights

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek protection of our proprietary position by filing United States and foreign patent applications to protect technology, inventions and improvements that are important to our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position. We hold 66 issued United States patents and 83 issued foreign patents expiring between 2016 and 2026. In addition, we have 44 United States and 66 foreign patent applications pending covering various aspects of our products and technology.

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

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively, “Boston Scientific”) filed a patent infringement suit against us, as described in greater detail in the section below entitled “Legal Proceedings.” We may in the future be subject to further litigation from other companies in our industry. The defense and prosecution of patent suits, United States Patent and Trademark Office interference proceedings and related administrative proceedings can be costly and time consuming. An adverse determination in our litigation with Boston Scientific or in any other litigation or administrative proceedings with any other third party could subject us to significant liabilities or require us to seek licenses. There is no assurance that any such licenses will be available on satisfactory terms, if at all.

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

Competition

We compete primarily with Boston Scientific, Cordis, a division of Johnson & Johnson (“Cordis”), ev3/Micro Therapeutics and Terumo/MicroVention. Boston Scientific, ev3/Micro Therapeutics and Cordis offer broad product lines consisting of embolic microcoils, microcatheters, stents, balloons and guidewires. Boston Scientific, Cordis, ev3/Micro Therapeutics and Terumo/MicroVention currently market a variety of microcatheters which are compatible with our coil systems.

Both Boston Scientific and ev3/Micro Therapeutics sell bioactive microcoils. Boston Scientific markets the Matrix coil which features a platinum core coated with an absorbable suture material intended to cause a tissue reaction. Terumo/MicroVention markets the HydroCoil® which is an embolic microcoil that swells in the presence of fluid to provide greater volumetric occlusion to an aneurysm. Cordis markets a bare platinum line of microcoils but does not market bioactive or stretch resistant microcoils. Through its acquisition by Terumo, MicroVention now markets microcatheter and wires as well, joining Boston Scientific, Cordis, ev3 and Micrus in this market segment. Boston Scientific has received from the FDA a Humanitarian Device Exemption (“HDE”) to market stents for the treatment of hemorrhagic and ischemic stoke. Cordis has received an HDE to market a stent indicated for the treatment of hemorrhagic stroke.

Boston Scientific, Terumo/MicroVention, ev3 and Cordis are all large publicly traded company or divisions of large publicly traded companies, and enjoy several competitive advantages over us, including: greater financial and personnel resources; significantly greater name recognition; established relationships with neurointerventionalists; established distribution networks; greater resources for product research and development; greater experience in, and resources for, launching, marketing, distributing and selling products; and more broad-based and deeper product lines.

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

Government Regulation

United States

The research, development, manufacture, labeling, distribution and marketing of our products are subject to extensive regulation by the FDA and other regulatory bodies. Our current products are regulated by the FDA as medical devices, and we are required to obtain review and clearance or approval from the FDA prior to commercializing our devices.

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

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain market authorization by a foreign country may be longer or shorter than that required for FDA market authorization, and the requirements may differ.

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

Third-Party Reimbursement

We believe that substantially all of the procedures conducted in the United States with our products have been reimbursed to date and that substantially all commercial procedures in Europe have been reimbursed. We believe that the procedures performed using our products are generally already reimbursable under government programs and most private plans. Accordingly, we believe providers in the United States will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients or patients covered under government programs such as Medicare and Medicaid. We also believe that our procedures will be generally reimbursable under governmental programs and private plans in Japan. In Japan, we are required to obtain regulatory clearance for our products to be eligible for reimbursements by third party payors, even though reimbursement for embolic coiling procedure is already in place. In China, there is only limited healthcare reimbursement available for the treatment of stroke.

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

Environmental

Our company is subject to a variety of federal, state and local environmental protection measures. We believe that our operations comply in all material respects with applicable environmental laws and regulations. Our compliance with these requirements did not during the past fiscal year, and is not expected to, have a material effect upon our capital expenditures, cash flows, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that our compliance with environmental laws and regulations will not have a material impact on our results of operations.

Employees

As of March 31, 2008, in the United States we had 318 full time employees, including 59 in sales and marketing, 164 in operations and manufacturing, 37 in research and development, 19 in quality assurance and regulatory compliance, and 39 in general and administrative functions. As of March 31, 2008, we had 36 employees in Europe, including 22 in sales and marketing and 14 in general and administrative functions. None of our employees is represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

Seasonality

Our worldwide sales do not reflect any significant degree of seasonality; however, in Europe we traditionally experience somewhat lower demand in the second fiscal quarter than throughout the rest of the fiscal year as a result of the European summer holiday schedule.

Available Information

We are required to file reports under the Exchange Act with the Securities and Exchange Commission (the “SEC”). You may read and copy our materials on file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information.

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

The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the year ended March 31, 2008, a substantial portion of our product sales were to approximately 107 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

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

We are currently involved in a patent litigation action involving Boston Scientific and, if we do not prevail in this action, we could be liable for past damages and be prevented from making, using, selling, offering to sell, importing into the United States or exporting from the United States, our microcoils, our primary product line.

In September 2004, Boston Scientific, filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our embolic coil products infringe two patents (United States Patent Nos. 5,895,385 (the “‘385 Patent”) and 6,010,498 (the “‘498 Patent”)) owned by the Regents of the University of California (the “Regents”) and exclusively licensed to Boston Scientific and that this infringement is willful. Sales of our embolic coil products currently represent approximately 94% of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us.

In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of our patents. In addition, we alleged that Boston Scientific has violated United States antitrust laws, and has violated certain California state laws by committing unfair business practices, disparaging our products, and interfering with our prospective economic advantage. Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the United States or exporting from the United States, of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.

In January 2005, Boston Scientific filed a motion to dismiss our claims for disparagement, interference with prospective economic advantage and unfair business practices. That motion has been fully briefed and oral argument is scheduled for June 23, 2008

In November 2006, we withdrew one of our three asserted patents from the litigation to pursue a reissue application filed with the United States Patent and Trademark Office (“USPTO”).

A hearing on claim construction was held in June 2007. In March 2008, the Court issued an order construing certain claim terms of patents that were asserted by Boston Scientific against Micrus or asserted by Micrus against Boston Scientific. On April 23, 2008, the district court entered a scheduling order on future events in this action, including the close of all discovery on January 26, 2009. A trial date has not been set by the district court.

Boston Scientific has also been a party in two other lawsuits against Cordis and Micro Therapeutics, Inc./ev3, Inc./Dendron GmbH (collectively “MTI”) in which the two Boston Scientific patents asserted against us are or were also at issue. An outcome of either of these lawsuits adverse to Cordis or MTI, and related to the same patent claims Boston Scientific asserts against us, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.

According to court records, the Regents, Boston Scientific and MTI entered into a settlement agreement on March 21, 2008, and on April 4, 2008 the Regents, Boston Scientific and MTI dismissed the action, including all claims and counter-claims, with prejudice.

On January 18, 2008, in the Cordis case, the district court granted Boston Scientific’s motion for summary judgment that Cordis’ TRUFILL Detachable Coil System infringed claim 7 of the ‘385 Patent under the doctrine of equivalents. On January 25, 2008, the district court granted Boston Scientific’s motion for summary judgment against Cordis that claims 10 and 35 of the ‘385 patent, and claims 1, 3, 7, 9, and 10 of the ‘498 patent, are not invalid for having been on-sale or in public use before the statutory bar period. On March 21, 2008, the district court granted-in-part Boston Scientific’s motion for summary judgment that the ‘385 patent and ‘498 patent are not unenforceable for inequitable conduct. The district court also denied-in-part Boston Scientific’s motion on the ground that triable issues of fact remained concerning the patent applicants’ representations to the patent examiner during the application process. The district court’s determinations on the validity and enforceability of the ‘385 and ‘498 patents are important because Boston Scientific is asserting these same patents against us in our lawsuit and we are alleging that these patents are invalid and unenforceable.

In October 2004, Cordis requested ex parte reexamination of certain claims in Boston Scientific’s ‘385 and ‘498 patents. In April 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘498 patent, apparently confirming all of the claims of that patent. In December 2006, the USPTO issued a Notice of Allowance for the ‘385 patent in which it apparently confirmed the patentability of the claims in that patent.

We are unable at this time to determine the likely outcome of our patent litigation with Boston Scientific. Patent lawsuits involve complex legal and factual issues which can take a number of years and a great deal of expense and management attention to resolve. We may also be subject to negative publicity due to the litigation. In the event it is determined that we infringe patent claims asserted by Boston Scientific and that those claims are not invalid and not unenforceable we may, among other things, be required to do one or more of the following:

•	pay damages, including up to treble damages and Boston Scientific’s attorney’s fees and costs, which may be substantial;

•	cease, because of an injunction, the making, using, selling, offering to sell, importing into the United States or exporting from the United States of our embolic coil products, which currently represent virtually all of our revenues, found to infringe the patent claims asserted by Boston Scientific;

•	expend significant resources to redesign our technology so that it does not infringe the patent claims asserted by Boston Scientific, which may not be possible;

•	discontinue manufacturing or other processes that incorporate technology that infringes the patent claims asserted by Boston Scientific;

•	become subject to a compulsory license order under which we would be required to pay Boston Scientific a royalty on future sales of our products; and/or

•	obtain a license from Boston Scientific to use the relevant patents, which may not be available to us on acceptable terms, or at all.

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

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $16.3 million, $5.5 million and $8.3 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. At March 31, 2008, we had an accumulated deficit of $71.4 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect our operating expenses to increase as we, among other things:

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

Our quarterly operating and financial results are difficult to predict and may fluctuate significantly from period to period. The level of our revenues, gross margins and results of operations at any given time will be based primarily on the following factors:

•	neurointerventionalist and patient acceptance of our products;

•	changes in the number of embolic coiling procedures performed to treat cerebral aneurysms;

•	the seasonality of our product sales;

•	the mix of our products sold;

•	stocking patterns for distributors;

•	the development of new procedures to treat cerebral aneurysms;

•	results of clinical research and trials on our existing products and products in development;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products;

•	timing of new product offerings, acquisitions, licenses or other significant events involving us or our competitors;

•	increases in the costs of manufacturing and selling our products;

•	the amount and timing of our operating expenses;

•	litigation expenses;

•	fluctuations in foreign currency exchange rates;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	changes in our ability to obtain and maintain FDA and other domestic and foreign regulatory approval or clearance for our products;

•	inventory adjustments we may have to make in any quarter;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain and expand our sales force and operational personnel;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components; and

•	amount and timing of capital expenditures and other costs relating to any potential expansion of our operations.

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

Our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products. We cannot assure you that we will be able to successfully develop or market new products or that any of our future products will be accepted by the neurointerventionalists who use our products or the payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including our ability to:

•	properly identify and anticipate neurointerventionalist and patient needs;

•	develop new products or enhancements in a timely manner;

•	obtain the necessary regulatory approvals for new products or product enhancements;

•	provide adequate training to potential users of our products;

•	receive adequate reimbursement for our procedures; and

•	develop an effective marketing and distribution network.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for our products or enhancements, we may not achieve expected revenue levels and our business will suffer.

Our international operations and our relationships with physicians and other consultants require us to comply with a number of United States and international regulations.

We are required to comply with a number of international regulations related to sales of medical devices and contractual relationships with physicians in countries outside of the United States. In addition, we must comply with the Foreign Corrupt Practices Act (“FCPA”) which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing him or her to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage.

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

After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005. Pursuant to that agreement, the DOJ agreed not to prosecute us for the conduct disclosed to the DOJ, and we agreed to various conditions, including establishing policies and procedures to assure compliance with the FCPA and other relevant anti-bribery laws, retaining an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and to monitor our implementation of and adherence to FCPA compliance policies and procedures, and fully cooperating with the DOJ, the independent monitor, and the SEC. The monitor filed his final report with the DOJ in May 2008, and we have agreed to extend the period of the monitorship until June 20, 2008.

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

The market for medical devices for treatment of cerebral vascular diseases is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete primarily with the Target Therapeutics division of Boston Scientific, the market leader, as well as Cordis, ev3/Micro Therapeutics and Terumo/MicroVention. At any time, other companies may develop alternative treatments, products or procedures for the treatment of cerebral aneurysms that compete directly or indirectly with our products. If alternative treatments prove to be superior to our microcoil or other products, continued use or adoption of our products could be negatively affected and our future revenues could suffer.

In addition, most of our current and potential competitors are either large publicly traded or divisions or subsidiaries of large publicly traded companies, and enjoy several competitive advantages over us, including:

•	greater financial and personnel resources;

•	significantly greater name recognition;

•	established relationships with neurointerventionalists;

•	established distribution networks;

•	greater experience in obtaining and maintaining FDA, and other regulatory approvals for products and product enhancements, and greater experience in developing compliance programs for compliance with numerous federal, state, local and similar laws in non-United States jurisdictions;

•	greater resources for product research and development;

•	greater experience in, and resources for, launching, marketing, distributing and selling products; and

•	broader product lines.

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

A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2008, 2007 and 2006, revenues from customers outside the United States represented approximately 51%, 51% and 53%, respectively, of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the fiscal year ended March 31, 2008, approximately 37% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pound sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus Endovascular SA (“Micrus SA”), our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition. We currently do not enter into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates.

We are subject to various additional risks as a consequence of doing business internationally which could harm our business, including the following:

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

We completed our assessment of our internal control over financial reporting as required by Section 404 for the fiscal year ended March 31, 2008. Our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2008, our internal control over financial reporting was effective. Our independent registered accounting firm has also expressed the opinion that our internal controls over financial reporting were effective during that period. However, our controls, may not prove to be adequate for the future periods, and we cannot predict the outcome of our testing in future periods. If our internal controls are deemed to be ineffective in future periods, our financial results or the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

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

We believe that our current cash position, together with the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock or debt offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and or acquiring new products or technologies;

•	the cost of obtaining and maintaining FDA and other domestic and foreign approval or clearance of our products and products in development;

•	costs associated with our litigation with Boston Scientific and our securities litigation;

•	the expenses we incur related to compliance with the United States FCPA and laws and regulations in non-United States jurisdictions;

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations affecting public companies promulgated by the SEC and The NASDAQ Stock Market;

•	the costs associated with our facilities expansion, if any; and

•	the costs associated with increased capital expenditures.

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

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Accordingly, we may in the future be subject to further litigation and administrative proceedings over such rights with other companies in our industry. As we have discussed above with respect to our current litigation with Boston Scientific, whether a product or method infringes a patent involves complex legal and factual issues rendering the outcome of any patent dispute largely unpredictable. In the future, other competitors may assert that at least one of our products, its components, or the methods we employ in the use or manufacture of our products are covered by and infringe the competitors’ United States or foreign patents held by them. In addition, should our patents or applications have claims that encompass the same scope as claims pending or issued to a third party competitor, that third party may claim that its claims have priority over ours because they invented the claimed subject matter first. Because patent applications generally take many years to issue, there may be third party applications presently pending of which we are unaware, that may in the future result in issued patents that at least one of our products, its components, or the methods we employ in the use or manufacture of our product(s) may infringe. There could also be issued patents that one or more components of our products may inadvertently be infringing, of which we are unaware. As the number of participants in the market for cerebral vascular treatments and the number of issued patents in this technology area grows, the possibility of being charged with patent infringement increases.

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

Our success depends significantly on our ability to procure proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not be sufficient to adequately protect our intellectual property or permit us to gain or keep any competitive advantage. For example, any of our pending United States or foreign patent applications may ultimately not issue as a patent or, alternatively, may issue with claims that are of little or no value to us. In addition, once issued, a valuable patent may be challenged successfully by third parties and invalidated, such as is being attempted by Boston Scientific in our presently ongoing litigation. In addition, our patent protection for material aspects of our products and methods is presently being pursued with applications that have been filed but not issued, such that these material aspects are not presently protected by patents. Competitors may further be able to get around having to license our technology in order to avoid infringement by designing around our issued and published patent claims, thereby staying clear of our proprietary rights. Similarly, competitors may develop products and methods that are equivalent or superior to ours. Our confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Both the process of procuring patent rights and the process of managing patent disputes can be time consuming and expensive.

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

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearances or approvals, product recalls, termination of distribution or product seizures or the need to invest substantial resources to comply with various existing or new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear the marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance, or the approval of a PMA before the modified product can be marketed. Changes in labeling and manufacturing site for a PMA approved device may require the submission and approval of a PMA supplement. Any products we develop that require regulatory clearance or approval may be delayed, if approved at all. In addition, we believe that some of our new products will require an approved PMA before we can commercially distribute the device and we cannot assure you that any new products or any product enhancements we develop will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements. Additionally, certain of our products under development may involve both device and drug or biologic regulation and we will need to comply with drug and biologic regulations in addition to medical device requirements. Accordingly, we anticipate that the regulatory review and approval process for some of our future products or product enhancements may take significantly longer than anticipated or that we have experienced in the past. We will also be required to pay a medical device user fee and may also be required to pay a drug or biologic user fee. There is no assurance that the FDA will not require that a certain new product or product enhancement go through the lengthy and expensive PMA approval process. We have no experience in obtaining PMA approval. We also have no experience in obtaining drug or biologic approval, and will need to rely on third party assistance in navigating the regulatory approval pathway for future combination products.

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

New accounting pronouncements or tax rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. A change in accounting pronouncements or interpretations or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Changes to existing rules and pronouncements, future changes, if any, or the questioning of current practices or interpretations may adversely affect our reported financial results or the way we conduct our business.

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

The market price of our common stock has been and we expect will continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of orders for our products;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to intellectual property rights;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	changes in revenues or earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Furthermore, to the extent there is an inactive market for our common stock, the value of your shares and your ability to sell your shares at the time you wish to sell them may be impaired. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other companies, products or technologies by using our shares as consideration.

Because of their significant stock ownership, our executive officers, directors and principal stockholders may be able to exert control over us and our significant corporate decisions.

Based on shares outstanding at March 31, 2008, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 58% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

The stock market in general, The NASDAQ Stock Market and the market for medical device companies in particular, continues to experience extreme price and volume fluctuations that are unrelated or disproportionate to companies’ operating performance. Further, the market prices of securities of medical device companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. As noted above, we are currently involved in securities litigation as a defendant in the United States District Court in the Southern District of Florida. We have moved to dismiss this action and will continue to take all appropriate response to the lawsuit. But we may become involved in more of this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially harm our financial condition and results of operations.

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

On March 11, 2008, our wholly-owned subsidiary, MDT, entered into a non-cancelable ten-year lease in Miramar, Florida, which will commence pursuant to the completion of the building improvements. These improvements are scheduled to be completed on or before August 31, 2008. The facility comprises a total of approximately 27,000 square feet, which we currently plan to use for administrative, clean room, manufacturing and distribution facilities.

On December 4, 2007, our wholly owned subsidiary, Micrus SA, entered into a non-cancelable eight-year lease for office space in Switzerland. The office space comprises a total of approximately 5,500 square feet.

Additionally, we lease office space for our wholly-owned subsidiary, Micrus Endovascular UK Limited (“Micrus UK”), under a non-cancelable lease agreement with a term through December 2010.

We otherwise believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.	Legal Proceedings.

FCPA Investigation

In August 2004, while reviewing our sales and payment procedures, we identified certain payments we made to physicians located in France, Germany, Spain and Turkey that were likely to have violated the FCPA and the laws of such countries as well as possibly the laws of Switzerland, where our Swiss subsidiary is located. Our audit committee immediately directed our legal counsel to conduct an internal investigation into these payments. In September 2004, we voluntarily disclosed to the DOJ the factual information obtained in our internal investigation of potential violations of the FCPA.

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

After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005 pursuant to which it will not prosecute us for the conduct disclosed to the DOJ, and we agreed to: (i) accept responsibility for the actions of our employees and officers, (ii) pay a monetary penalty of $450,000, (iii) continue to cooperate with the DOJ in its investigation, including the waiver of legal privileges, (iv) establish policies and procedures to assure compliance with the FCPA and other relevant bribery laws, (v) retain and pay for an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and monitoring our implementation and adherence to FCPA compliance policies and procedures, and (vi) cooperate fully with the DOJ, the independent monitor and the SEC. The monitor filed his final report with the DOJ in May 2008, and we have agreed to extend the period of the monitorship until June 20, 2008. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement is recorded as an expense as incurred.

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

Patent Litigation

In September 2004, Boston Scientific, filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our embolic coil products infringe two patents (United States Patent Nos. 5,895,385 (the “‘385 Patent”) and 6,010,498 (the “‘498 Patent”)) owned by the Regents and exclusively licensed to Boston Scientific and that this infringement is willful. Sales of our embolic coil products currently represent approximately 94% of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us.

In November 2004, we answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of our patents. In addition, we alleged that Boston Scientific has violated United States antitrust laws, and has violated certain California state laws by committing unfair business practices, disparaging our products, and interfering with our prospective economic advantage. Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the United States or exporting from the United States, of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.

In January 2005, Boston Scientific filed a motion to dismiss our claims for disparagement, interference with prospective economic advantage and unfair business practices. That motion has been fully briefed and oral argument is scheduled for June 23, 2008

In November 2006, we withdrew one of our three asserted patents from the litigation to pursue a reissue application filed with the United States Patent and Trademark Office (“USPTO”).

A hearing on claim construction was held in June 2007. In March 2008, the Court issued an order construing certain claim terms of patents that were asserted by Boston Scientific against Micrus or asserted by Micrus against Boston Scientific. On April 23, 2008, the district court entered a scheduling order on future events in this action, including the close of all discovery on January 26, 2009. A trial date has not been set by the district court.

Boston Scientific has also been a party in two other lawsuits against Cordis and Micro Therapeutics, Inc./ev3, Inc./Dendron GmbH (collectively “MTI”) in which the two Boston Scientific patents asserted against us are or were also at issue. An outcome of either of these lawsuits adverse to Cordis or MTI, and related to the same patent claims Boston Scientific asserts against us, could have an adverse impact on certain of our defenses in our litigation with Boston Scientific.

According to court records, the Regents, Boston Scientific and MTI entered into a settlement agreement on March 21, 2008, and on April 4, 2008 the Regents, Boston Scientific and MTI dismissed the action, including all claims and counter-claims, with prejudice.

On January 18, 2008, in the Cordis case, the district court granted Boston Scientific’s motion for summary judgment that Cordis’ TRUFILL Detachable Coil System infringed claim 7 of the ‘385 Patent under the doctrine of equivalents. On January 25, 2008, the district court granted Boston Scientific’s motion for summary judgment against Cordis that claims 10 and 35 of the ‘385 patent, and claims 1, 3, 7, 9, and 10 of the ‘498 patent, are not invalid for having been on-sale or in public use before the statutory bar period. On March 21, 2008, the district court granted-in-part Boston Scientific’s motion for summary judgment that the ‘385 patent and ‘498 patent are not unenforceable for inequitable conduct. The district court also denied-in-part Boston Scientific’s motion on the ground that triable issues of fact remained concerning the patent applicants’ representations to the patent examiner during the application process. The district court’s determinations on the validity and enforceability of the ‘385 and ‘498 patents are important because Boston Scientific is asserting these same patents against us in our lawsuit and we are alleging that these patents are invalid and unenforceable.

In October 2004, Cordis requested ex parte reexamination of certain claims in Boston Scientific’s ‘385 and ‘498 patents. In April 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘498 patent, apparently confirming all of the claims of that patent. In December 2006, the USPTO issued a Notice of Allowance for the ‘385 patent in which it apparently confirmed the patentability of the claims in that patent.

Securities Litigation

On October 3, 2007, a purported securities class action complaint (the “Complaint”) was filed in the United States District Court for the Southern District of Florida against Micrus and certain of our directors and officers (the “Defendants”). The Complaint alleged that Micrus and the individual defendants made materially false and/or misleading statements or omissions in violation of the federal securities laws during the period of February 12, 2007 through September 16, 2007 (the “Class Period”). The Complaint sought to recover damages on behalf of anyone who purchased or otherwise acquired our stock during the Class Period. On January 22, 2008, the Court appointed lead class plaintiff, and on February 6, 2008, plaintiffs filed their Consolidated Complaint.

On February 26, 2008, we filed a Motion to Dismiss the Consolidated Complaint for failure to state a claim, and on May 20, 2008 the Court granted the Motion to Dismiss, giving plaintiffs ten days, until May 30, 2008, to amend their Complaint. Plaintiffs failed to amend their Complaint, and on June 6, 2008, the Court dismissed the case with prejudice.

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

Fiscal Year Ended March 31, 2008	High	Low

First Quarter	$25.45	$20.06
Second Quarter	$26.00	$15.88
Third Quarter	$21.45	$16.87
Fourth Quarter	$20.55	$10.70

Fiscal Year Ended March 31, 2007	High	Low

First Quarter	$15.00	$11.57
Second Quarter	$15.00	$11.11
Third Quarter	$20.50	$11.62
Fourth Quarter	$25.00	$18.75

The last reported sale price of our common stock on The NASDAQ Stock Market on May 30, 2008 was $11.31 per share. As of May 30, 2008, there were approximately 67 holders of record of our common stock.

Dividend Policy

We have never declared a divided or paid any cash dividends on our common stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Unregistered Securities Sold in Fiscal 2008

None

Issuer Purchases of Equity Securities

We do not have a stock repurchase program and did not repurchase any of our equity securities during the year ended March 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
Securities
Remaining Available
	Number of			for Future Issuance
	Securities to be			Under Equity
	Issued Upon		Weighted Average	Compensation Plans
	Exercise of		Exercise Price of	(Excluding
	Outstanding		Outstanding	Securities
	Options, Warrants		Options, Warrants	Reflected in Colum
Plan Category	and Rights		and Rights	(a))

Equity compensation plans approved by security holders	3,663,358	(1)	$13.02	1,520,767	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,663,358	(1)	$13.02	1,520,767	(2)

(1)	Includes 1,083,967 shares subject to options outstanding under our 1998 Plan and 2,579,391 shares subject to options and restricted stock units outstanding under our 2005 Plan.

(2)	Includes 1,064,417 shares of common stock reserved for future issuance under our 2005 Plan and 456,350 shares of common stock reserved for future issuance under our Purchase Plan. As of April 1, 2008, the number of shares available for issuance under the foregoing plans automatically increased to 1,731,083 shares available for issuance under the 2005 Plan and 678,572 shares available for issuance under the Purchase Plan.

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

The following graph shows a comparison of cumulative total return for the Company’s common stock, The NASDAQ Composite Index, The NASDAQ Medical Equipment Index and The Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in the Company’s common stock and in each of the indexes on June 16, 2005 (the date the Company’s common stock commenced trading on The NASDAQ Stock Market). Data for The NASDAQ Composite Index, The NASDAQ Medical Equipment Index and The Russell 2000 Index assume reinvestment of dividends. The Company has never paid dividends on its common stock and has no present plans to do so.

COMPARISON OF 33 MONTH CUMULATIVE TOTAL RETURN*
Among Micrus Endovascular Corporation, The NASDAQ Composite Index,
The Russell 2000 Index And The NASDAQ Medical Equipment Index

* $100 invested on 6/16/05 in stock or index-including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2008, 2007 and 2006 and the selected consolidated balance sheet data as of March 31, 2008 and 2007 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2005 and 2004 and the selected consolidated balance sheet data as of March 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods. All per share amounts for all periods presented have been restated to reflect the 1-for-2.25 reverse stock split that became effective on June 10, 2005.

Consolidated Statements of Operations

	Years Ended March 31,
	2008(2)	2007(2)(3)	2006(4)	2005(5)	2004
	(In thousands, except per share amounts)

Revenues	$69,213	$58,795	$32,781	$24,012	$15,700
Cost of goods sold(1)	17,301	15,361	9,710	8,003	5,725

Gross profit	51,912	43,434	23,071	16,009	9,975

Operating expenses:
Research and development(1)	13,718	7,904	6,589	2,360	2,927
Sales and marketing(1)	30,237	24,121	15,171	8,781	6,012
General and administrative(1)	26,119	19,308	10,307	11,884	3,511

Total operating expenses	70,074	51,333	32,067	23,025	12,450

Loss from operations	(18,162)	(7,899)	(8,996)	(7,016)	(2,475)
Interest and investment income	1,223	1,618	1,295	177	153
Interest expense	(3)	(14)	(12)	(29)	(20)
Other income (expense), net	488	565	(632)	164	328

Loss before income taxes	(16,454)	(5,730)	(8,345)	(6,704)	(2,014)
Income tax benefit	(194)	(247)	(84)	—	—

Net loss	(16,260)	(5,483)	(8,261)	(6,704)	(2,014)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	—	—	(659)	(588)	(530)

Net loss attributable to common stockholders	$(16,260)	$(5,483)	$(8,920)	$(7,292)	$(2,544)

Net loss per share attributable to common stockholders basic and diluted	$(1.05)	$(0.38)	$(0.79)	$(5.22)	$(2.02)

Weighted-average number of shares used in per share calculation basic and diluted	15,438	14,621	11,240	1,397	1,257

(1)	Includes stock-based compensation of the following:

	Years Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cost of goods sold	$471	$218	$26	$26	$11
Research and development	$533	$222	$22	$69	$207
Sales and marketing	$1,325	$802	$169	$134	$162
General and administrative	$2,629	$1,332	$172	$3,210	$174

	March 31,
	2008	2007(3)	2006(4)	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Total assets	$72,332	$73,097	$62,114	$29,774	$17,878
Mandatorily redeemable convertible preferred stock	$—	$—	$—	$58,442	$49,479
Total stockholders’ equity (deficit)	$48,180	$56,294	$51,316	$(37,561)	$(34,193)
Accumulated deficit	$(71,362)	$(55,102)	$(49,619)	$(40,975)	$(34,271)

(2)	In fiscal 2008 and 2007, loss from operations, net loss and basic and diluted net loss per share include the impact of SFAS 123R, which were not present in prior years. Refer to Notes 2 and 9 of our Notes to Consolidated Financial Statements.

(3)	On November 30, 2006, we completed our acquisition of VasCon. The results of operations of MDT, a newly formed subsidiary, are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. Additionally, the acquired assets and liabilities assumed in the acquisition are included in the consolidated balance sheet subsequent to the acquisition date. See Note 3 of “Notes to Consolidated Financial Statements” for further details regarding the transaction.

(4)	On September 20, 2005, we completed our acquisition of Neurologic UK Limited (“Neurologic”). The results of operations of Micrus UK, a newly formed subsidiary, are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. Additionally, the acquired assets and liabilities assumed in the acquisition are included in the consolidated balance sheet subsequent to the acquisition date. See Note 3 of “Notes to Consolidated Financial Statements” for further details regarding the transaction.

(5)	In fiscal 2005, loss from operations, net loss and basic and diluted net loss per share include the impact of a stock-based compensation charge of $3.0 million related to option modification of the former CEO’s options.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Overview

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease including microcatheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists, interventional neurologists and neurosurgeons, and by entering new geographic territories such as Asia where we commenced selling our products in Japan through our distribution partner, Goodman, in March 2006. Additionally, on July 31, 2007, we

entered into an exclusive distribution agreement with TXF Medical to market our products in China upon receiving regulatory approvals.

Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products and accessories for use with our microcoils, which accounted for approximately 5%, 3% and 2% of our revenues in fiscal 2008, 2007 and 2006, respectively. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, the United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, and remain on site, free of charge until used.

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

Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our product offerings in the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched eight new products in the last 24 months, including microcoils, stents, microcatheters and guidewires. During the first quarter of fiscal 2008, we introduced two new products — the Cashmeretm microcoil system and the ENZOtm deflectable microcatheter. The Cashmeretm is a stretch-resistant microcoil designed to provide stable framing or filling of aneurysms that may require a softer microcoil, such as those with irregular shapes or ruptured aneurysms. The ENZOtm deflectable microcatheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We intend to continue this product line expansion with the goal of continuing to increase our per-procedure revenue.

We also intend to continue to expand our direct sales force in the North America and Europe as necessary and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan. We continue to work with regulatory officials in Japan to gain approval for our Cerecyte® microcoils. We recorded product sales to Goodman of $6.3 million, $8.7 million and $2.2 million in fiscal 2008, 2007 and 2006, respectively. We are also preparing to enter China and have selected TXF Medical to be our distributor in China. We will begin selling our products in China upon receiving regulatory approvals. However, the timing of these approvals are uncertain due to a pending review by the Chinese State Food and Drug Administration (SFDA) of drug and medical device approvals granted during the term of the former SFDA minister. We believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. As a result, we did not recognize revenues from sales in China this fiscal year.

We currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash and cash expected to be generated from product sales.

We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $69.2 million in fiscal 2008.

Since inception, we have been unprofitable. We have incurred net losses of $16.3 million, $5.5 million and $8.3 million in fiscal 2008, 2007 and 2006, respectively. As of March 31, 2008, we had cash and cash equivalents of $25.5 million. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that we will be profitable in the foreseeable future as we expand our research and development, manufacturing, and sales activities and expand geographically. As of March 31, 2008, we had an accumulated deficit of $71.4 million.

Recent Developments

On July 31, 2007, we entered into a five-year, exclusive distribution agreement with TXF Medical. Under the terms of the distribution agreement, TXF Medical will promote and market our full line of products, as such products are approved, in China and is required to purchase a minimum of $53.5 million of such products over the five year term of the agreement commencing upon regulatory approvals to maintain its exclusive distributor status in China, ranging from $2.5 million during fiscal 2008 to $16.5 million during fiscal 2012. We will begin distributing our products through TXF Medical in China upon receiving regulatory approvals.

On October 26, 2007, we entered into a Stock Purchase Agreement (the “ReVasc Agreement”) with The Cleveland Clinic and ReVasc, a wholly-owned subsidiary of The Cleveland Clinic, pursuant to which we acquired all of the outstanding stock of ReVasc from The Cleveland Clinic for an aggregate up-front purchase price of $1.0 million. Pursuant to the ReVasc Agreement, we also agreed to pay The Cleveland Clinic up to an additional $5.0 million in payments upon the achievement of certain milestones set forth in the ReVasc Agreement, with minimum milestone payments of at least $2.0 million due to The Cleveland Clinic upon the third anniversary of the closing of the purchase.

ReVasc was a party to a license agreement with The Cleveland Clinic (the “ReVasc License Agreement”) pursuant to which The Cleveland Clinic granted ReVasc an exclusive license to its revascularization technology for the treatment of ischemic stroke. In connection with the acquisition, the parties amended the ReVasc License Agreement to provide, among other matters, for the payment to The Cleveland Clinic of certain royalties for sales of products based on the technology subject to the ReVasc License Agreement.

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

On December 7, 2007, we merged ReVasc into Micrus. Following the merger, Micrus became the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the ReVasc License Agreement.

On January 16, 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. The transaction includes an initial up-front payment of $0.8 million, a future development milestone payment of $150,000 payable upon the earlier occurrence of the date of first commercial sale or September 30, 2008 and royalties on potential future product sales. Both the initial up-front payment of $0.8 million and future milestone payment of $150,000 were recorded as research and development expense upon the effective date of the Genesis agreement.

On January 29, 2008, we entered into agreements with certain executive officers (the “Accelerated Employees”) to fully accelerate the vesting of options to purchase our common stock issued under our 2005 Equity Incentive Plan and/or our 1998 Stock Plan held by such Accelerated Employees if, within the period 3 months prior or 12 months following a change of control of the Company or sale of substantially all of the Company’s assets, an Accelerated Employee ceases being employed by us because either such Accelerated Employee is involuntary terminated by us (or any subsidiary) without “cause” or such Accelerated Employee voluntarily quits within 60 days of an event which constitutes “good reason.”

On January 31, 2008, we entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit pursuant to which we sold our non-neurological cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by us in November 2006 in connection with our purchase of VasCon. Under the terms of the Merit Agreement, we also agreed to manufacture and supply certain guide catheters to Merit for period of up to one year following the closing. Pursuant to the Merit Agreement, we received an up-front payment of $1.5 million and will receive an additional $1.5 million upon the earlier to occur of the date that Merit can independently manufacture, validate and commercially produce certain guide catheters or the one year anniversary of the closing. In connection with the Merit Transaction, we also entered into a license agreement granting Merit the right to use certain non-patented intellectual property in the cardiology and peripheral radiology fields and a non-competition agreement, whereby we agreed not to engage in certain competitive business activities in the fields of cardiology and peripheral radiology for a period of five years. We delivered and transferred title to the acquired assets, primarily inventory related to the catheter products, to Merit in February and March 2008. Pursuant to the Merit Agreement, we must provide reasonable assistance to help Merit build a production line for coronary guide catheters and may be required to train Merit’s personnel in manufacturing, validating and sterilizing coronary guide catheters. We anticipate that the production line for coronary guide catheters will become fully operational in the second quarter of fiscal 2009. If requested by Merit, we must provide reasonable assistance to help Merit build production lines for peripheral guiding sheaths and/or cardiovascular microcatheters. Merit must inform us within six months following the completion of the coronary guide catheters production line that this assistance will be needed.

Though certain elements, namely the acquired assets and licensing rights, have been delivered as of March 31, 2008, we are still obligated to deliver the regulatory documentation and production line assistance. Because we lack the ability to separate the multiple obligations (elements) of this transaction, the up-front payment of $1.5 million, net of direct and incremental costs incurred and the net book value of assets transferred to Merit, has been deferred until such time as all elements of the transaction are delivered.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the fiscal years ended March 31, 2008, 2007 and 2006:

	Years Ended March 31,
	2008	2007	2006
	%	%	%

Consolidated Statements of Operations Data:
Revenues	100%	100%	100%
Cost of goods sold	25%	26%	30%

Gross profit	75%	74%	70%

Operating expenses:
Research and development	20%	13%	20%
Sales and marketing	43%	41%	46%
General and administrative	38%	33%	31%

Total operating expenses	101%	87%	97%

Loss from operations	(26)%	(13)%	(27)%
Interest and investment income	2%	3%	4%
Interest expense	0%	0%	0%
Other income (expense), net	1%	1%	(2)%

Loss before income taxes	(23)%	(9)%	(25)%
Income tax benefit	0%	0%	0%

Net loss	(23)%	(9)%	(25)%
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	0%	0%	(2)%

Net loss attributable to common stockholders	(23)%	(9)%	(27)%

Fiscal Years Ended March 31, 2008 and 2007

Revenues

	Years Ended March 31,		Change
	2008	2007	$	%
	(Dollars in thousands)

Americas	$37,565	$31,618	$5,947	19%
Europe (excluding the United Kingdom)	15,095	11,226	3,869	34%
United Kingdom	9,100	6,448	2,652	41%
Asia Pacific	7,453	9,503	(2,050)	(22)%

Total Revenues	$69,213	$58,795	$10,418	18%

Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. The overall increase in revenues in fiscal 2008 compared to fiscal 2007 was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate, expansion of our direct and distributor sales force and the introduction of new products.

Revenues from embolic coils increased 15% to $65.4 million for fiscal 2008 as compared to fiscal 2007 primarily due to the launch of the Cashmeretm microcoil system and increased market penetration of the Presidio® microcoil system. Revenues from our non-embolic and accessories products increased to $3.7 million in fiscal 2008 compared with revenues of $1.6 million in fiscal 2007 primarily due to the launch of the ENZOtm deflectable microcatheter and volume increases across multiple product lines including our guiding catheters, guidewires and stent. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased sales of our more expensive Cerecyte® product sales in fiscal 2008. We expect our embolic and non-embolic sales to increase in the future as a result of market growth, continued market penetration of products released during the past two years and our planned launch of the next-generation microcoil system and an occlusion balloon catheter family. Products introduced in the past 24 months comprised 21% of our revenues in fiscal 2008.

In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan. We continue to work with regulatory officials in Japan to gain approval for our Cerecyte® microcoils. The delay in these product approvals had an adverse impact on the revenues previously anticipated from sales in Japan for fiscal 2008. We sold $6.3 million of our regulatory approved products in Japan in fiscal 2008, compared with revenues of $8.7 million in fiscal 2007.

We are also preparing to enter China through our distribution partner, TXF Medical, upon receiving regulatory approvals. However, the timing of product approvals in China will be delayed due to a pending review by the SFDA of drug and medical device approvals granted during the term of the former SFDA minister. We currently believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. As a result, we did not recognize revenues from sales in China this fiscal year.

Gross Profit

	Years Ended March 31,		Change
	2008	2007	$	%
	(Dollars in thousands)

Cost of goods sold	$17,301	$15,361	$1,940	13%
Gross profit	$51,912	$43,434	$8,478	20%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROStm stent product and royalties related to certain access device products. The increase in cost of goods sold during fiscal 2008 as compared to fiscal 2007 was primarily due to an increase of $0.8 million resulting from an increase in sales of our products as well as an increase of $0.6 million in amortization of intangible assets and an increase of $187,000 in royalties. Cost of goods sold in fiscal 2008 and 2007 includes $0.8 million and $273,000, respectively, related to the amortization of intangibles acquired from the acquisition of VasCon on November 30, 2006. Additionally, stock-based compensation expense included in cost of goods sold was $471,000 and $218,000 in fiscal 2008 and 2007, respectively.

Gross margin was 75% in fiscal 2008 and 74% in fiscal 2007. The increase was primarily due to an increase in revenue from sales of higher margin products, partially offset by higher levels of distributor sales of lower margin products primarily in Japan and certain European markets. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.

Operating Expenses

Research and Development

	Years Ended March 31,		Change
	2008	2007	$	%
	(Dollars in thousands)

Research and development	$13,718	$7,904	$5,814	74%

Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in fiscal 2008 compared to fiscal 2007 primarily due to an increase of $2.4 million for technology acquisition costs related to an in-process research and development charge in connection with the acquisition of ReVasc to obtain the rights to pre-regulatory approved revascularization technology and the costs associated with the acquisition of occlusion technology from Genesis. In addition, there was an increase of $1.6 million related to increased headcount, an increase of $1.1 million related to product testing, outside services and supplies, as well as an increase of $311,000 in stock-based compensation expense. In fiscal 2008 and 2007, approximately 16% and 4%, respectively, of our research and development costs were attributable to our subsidiary, MDT, formed on November 30, 2006 in connection with the acquisition of VasCon.

We expect our base research and development expense to increase in absolute dollars in future periods as we hire additional development personnel, continue work on product developments, and expand our existing product line.

Sales and Marketing

	Years Ended March 31,		Change
	2008	2007	$	%
	(Dollars in thousands)

Sales and marketing	$30,237	$24,121	$6,116	25%

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in fiscal 2008 compared to fiscal 2007 primarily due to an increase of $3.6 million in travel, recruiting and personnel costs due to an increase in sales and marketing personnel in the North America, Europe and Asia, an increase of $0.9 million in sales incentives resulting from higher level of sales and changes in the sales compensation structure, an increase of $0.8 million in trade show, meeting and conference costs, an increase of $0.7 million in market research costs, as well as an increase of $523,000 in stock-based compensation expense. These increases were partially offset by an aggregate decrease of $340,000 in outside service, consulting and graphic design costs. We anticipate that sales and marketing expenses will increase in absolute dollars in future periods as we continue to increase the size of our direct sales force and clinical support group, increase spending on additional sales and marketing programs and expand into additional geographic territories.

General and Administrative

	Years Ended March 31,		Change
	2008	2007	$	%
	(Dollars in thousands)

General and administrative	$26,119	$19,308	$6,811	35%

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit, Sarbanes Oxley compliance and information technology consulting. General and administrative expenses increased in fiscal 2008 compared to fiscal 2007 primarily due to an increase of $2.6 million related to higher finance and administrative personnel costs due to increased headcount, as well as an increase of $2.6 million in legal fees primarily related to professional fees for the services of attorneys and third-party accountants in connection with the United States Department of Justice monitorship. In fiscal 2008, we incurred professional fees of $3.7 million related to the United States Department of Justice monitorship, which is currently set to expire on June 20, 2008. Stock based compensation expense increased $1.3 million in fiscal 2008 as compared to fiscal 2007. In fiscal 2008 and 2007, approximately 7% and 3%, respectively, of our general and administrative costs were attributable to our subsidiary, MDT. We expect that general and administrative expenses, excluding non-routine charges, will increase in absolute dollars in future periods.

Other Income, Net

	Years Ended March 31,		Change
	2008	2007	$	%
	(Dollars in thousands)

Interest and investment income	$1,223	$1,618	$(395)	(24)%
Interest expense	(3)	(14)	11	(79)%
Other income, net	488	565	(77)	(14)%

Total other income, net	$1,708	$2,169	$(461)	(21)%

Other income, net consists primarily of investment income and foreign currency gains and losses. Total other income, net decreased in fiscal 2008 compared to fiscal 2007 primarily due to a decrease in interest and investment income resulting from lower average cash and investment balances earning interest and higher foreign exchange losses related to a loan made to Micrus SA, partially offset by an increase in foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables.

Income Taxes

Effective April 1, 2007, we adopted Financial Accounting Standards Interpretation No. 48 (“FIN 48”), which requires that we recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $192,000 increase in our unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at March 31, 2008, we had no accrued interest or penalties related to tax contingencies. Since the unrecognized tax benefit relates to attribute carryover for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect our effective tax rate. We have elected to include interest and penalties as a component of tax expense. We do not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2008 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of our tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.

We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income taxes. In fiscal 2008, we recorded an income tax benefit of approximately $194,000. The net income tax benefit includes a deferred income tax expense of approximately $72,000 for the Swiss subsidiary’s operating profits and a deferred tax benefit of approximately $266,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for our United Kingdom subsidiary.

As of March 31, 2008, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $42.5 million, $27.6 million and $1.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012, the state NOLs expire beginning in 2013 and the foreign NOLs will expire beginning in 2013. We also had federal and state research and development tax credit carryforwards of approximately $1.2 million and $1.1 million, respectively, as of March 31, 2008. The federal credits will expire beginning in 2012 and the state credits can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at March 31, 2008 to offset our federal and state deferred tax assets.

Fiscal Years Ended March 31, 2007 and 2006

Revenues

	Years Ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Americas	$31,618	$17,381	$14,237	82%
Europe (excluding the United Kingdom)	11,226	8,034	3,192	40%
United Kingdom	6,448	4,498	1,950	43%
Asia Pacific	9,503	2,868	6,635	231%

Total Revenues	$58,795	$32,781	$26,014	79%

The overall increase in revenues in fiscal 2007 compared to fiscal 2006 was primarily due to an increase in the number of microcoil products sold during this period. In fiscal 2007, approximately 16% of our revenues were from sales of products released in the last 18 months, compared with approximately 6% in fiscal 2006. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased Cerecyte® product sales in fiscal 2007. The increase in revenues from Asia Pacific in fiscal 2007 compared to fiscal 2006 was primarily due to product sales during the year to our distributor in Japan. Revenues from Asia Pacific in fiscal 2007 included sales of $8.7 million to our distributor in Japan, compared with the initial sales of $2.2 million in March 2006.

Gross Profit

	Years Ended March 31,		Change
	2007	2006	$	%
	(Dollars in thousands)

Cost of goods sold	$15,361	$9,710	$5,651	58%
Gross profit	$43,434	$23,071	$20,363	88%

The increase in cost of goods sold in fiscal 2007 compared to fiscal year 2006 was primarily due to an increase in personnel and manufacturing costs associated with increased sales of our products as well as increased costs attributable to a general increase in salaries, benefits and overhead costs resulting from increased production (partially offset by increased manufacturing efficiencies). Cost of goods sold in fiscal 2007 includes the amortization of intangibles acquired from the acquisition of VasCon on November 30, 2006 and the amortization of capitalized license fees which we started to amortize in the third quarter of fiscal 2007 when we began selling the PHAROStm stent product and generating revenue. Additionally, stock-based compensation expense included in cost of goods sold was $218,000 and $26,000 in fiscal 2007 and 2006, respectively, with the increase primarily due to the adoption of Statement of Financial Accounting Standards No. 123-revised 2004 (“SFAS 123R”).

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

Sales and marketing expenses increased in fiscal 2007 compared to fiscal 2006 primarily due to an increase of $2.9 million associated with additional sales and marketing personnel in the United States and Europe, higher sales incentive and commission costs of $2.5 million on increased sales in the North America and Europe, an increase of $0.9 million in consulting expenses primarily due to outsourced product marketing functions, higher travel expenses of $0.7 million, an increase of $0.6 million in stock-based compensation expense primarily due to the adoption of SFAS 123R in fiscal 2007, an increase of $395,000 related to tradeshows, graphic design, promotional and printing costs in connection with new product releases, as well as an increase of $361,000 in meetings and conference expenses.

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

Total other income, net increased in fiscal 2007 compared to fiscal 2006 primarily due to an increase of $1.1 million related to foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables, and an increase in interest and investment income of $323,000 primarily as a result of higher interest rates and higher cash and investment balances due primarily from proceeds from our initial public offering (“IPO”) and secondary offering. During the first quarter of fiscal 2006, a non-operating charge of $158,000 was recorded as other expense upon the completion of the IPO for the change in fair value of the 2005 common stock warrants.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Our convertible preferred stock that was outstanding prior to the closing of our IPO in June 2005 was redeemable at the request of the holder on or after the sixth anniversary of the original issuance date based upon certain circumstances. This right expired upon the automatic conversion of all of our preferred stock into common stock upon the closing of the IPO. Prior to the closing of the IPO, we were accreting the carrying value of the preferred stock to the mandatory redemption amount on the sixth anniversary using the effective interest method through periodic charges to additional paid-in capital. We recorded a non-cash charge of $276,000 for the accretion on our redeemable convertible preferred stock in fiscal 2006.

Beneficial Conversion Feature

The difference between the proceeds allocated to our Series E preferred stock and the estimated fair value of the common stock issuable upon conversion resulted in a beneficial conversion feature on the Series E preferred stock which was recorded as a reduction to the Series E preferred stock and an increase to additional paid-in-capital. The total beneficial conversion feature was $383,000 which, prior to the completion of the IPO, was being amortized as a reduction of net income available to common stockholders over the period of redemption of the Series E preferred stock. Upon completion of the IPO, we recorded a non-cash charge of $383,000 for the beneficial conversion feature on our Series E preferred stock in the first quarter of fiscal 2006.

Liquidity and Capital Resources

	Years Ended March 31,
	2008	2007	2006

Cash flow activities:
Net cash used in operating activities	$(7,524)	$(556)	$(9,055)
Net cash used in investing activities	$(3,437)	$(5,451)	$(5,940)
Net cash provided by financing activities	$3,165	$5,098	$35,666

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

As of March 31, 2008, we had cash and cash equivalents of $25.5 million, compared to $34.5 million at March 31, 2007. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in operating activities during fiscal 2008 was $7.5 million as compared to $0.6 million and $9.1 million during fiscal 2007 and 2006, respectively. Net cash used in operating activities during fiscal 2008 resulted primarily from: operating losses; an increase in accounts receivable which resulted from the sale of a greater number of microcoil products and timing of collections for those sales; an increase in inventory due to an increase in the number of consignment locations and the buildup of finished goods in anticipation of future sales; an increase in prepaid expenses and other current assets, primarily due to deposits paid in advance of our global sales meeting; and an increase in other non-current assets, primarily due to payments of a broker’s commission and a security deposit in connection with the lease at our new Florida facility. These factors were partially offset by an increase in accounts payable due to the timing of our payments to our vendors; an increase in accrued payroll and payroll-related expenses which was attributable to increased headcount and the timing of payroll payments; an increase in accrued liabilities and other non-current liabilities primarily due to accrued milestone payments to ReVasc and Genesis and higher accrued professional fees associated with legal fees; and non-cash items such as stock-based compensation expense primarily due to the adoption of SFAS 123R in fiscal 2007, depreciation and amortization and our provision for excess and obsolete inventories.

Net cash used in operating activities during fiscal 2007 resulted primarily from: operating losses; an increase in inventory due to the buildup of finished goods in anticipation of future sales and an increase in the number of consignment locations; an increase in prepaid expenses and other current assets primarily related to the payment of directors and officers insurance premiums; a decrease in accounts payable due to the timing of our payments to our vendors; and a decrease in other non current liabilities. These factors were partially offset by a decrease in accounts receivable due to improved collection efforts which resulted in lower days sales outstanding; an increase in accrued payroll and payroll-related expenses which was attributable to increased headcount and the timing of payroll payments; an increase in accrued liabilities due to higher accrued professional fees associated with legal fees and Sarbanes Oxley compliance and higher VAT payables; and non-cash items such as stock-based compensation expense primarily due to the adoption of SFAS 123R in fiscal 2007, depreciation and amortization, and our provision for excess and obsolete of inventories.

Net cash used in operating activities during fiscal 2006 resulted primarily from: operating losses; an increase in accounts receivable due to an increase in the number of microcoil products sold, including the initial sales to our distributor in Japan in March 2006; and a decrease in accounts payable primarily attributable to payments of audit fees related to our IPO and payments to the DOJ and payment of other legal costs related to FCPA matters. These factors were partially offset by an increase in accrued payroll and payroll-related expenses due to increased headcount; an increase in accrued liabilities primarily arising from import handling fees associated with shipments to Japan and the short-term portions of deferred revenue recorded for the up-front payment under our distribution agreement with Goodman; and an increase in non-current liabilities primarily consisting of a deferred tax liability recorded in connection with the Neurologic acquisition and the long-term portion of deferred revenue recorded for the up-front payment pursuant to our distribution agreement with Goodman.

Net cash used in investing activities during fiscal 2008 was $3.4 million as compared to $5.5 million and $5.9 million during fiscal 2007 and 2006, respectively. Net cash used in investing activities during fiscal 2008 was related to the earn-out payment associated with the purchase of Neurologic, the purchase of capital equipment and prepayments made related to leasehold improvements in connection with the lease at our new Florida facility, partially offset by proceeds from the sale of certain assets and technologies to Merit and the sale of property and equipment to third parties.

Net cash used in investing activities during fiscal 2007 was primarily related to the acquisition of VasCon, the earn-out payment associated with the purchase of Neurologic, the milestone payment to Biotronik which has been capitalized as licensed technology and the purchase of capital equipment, partially offset by proceeds from the sale of marketable securities. Net cash used in investing activities during fiscal 2006 was primarily related to the purchase of Neurologic, the purchase of capital equipment primarily related to the relocation of our corporate headquarters and manufacturing facilities, and the milestone payment to Biotronik which has been capitalized as capitalized license technology.

Net cash provided by financing activities during fiscal 2008 was $3.2 million as compared to $5.1 million and $35.7 million during fiscal 2007 and 2006, respectively. Net cash provided by financing activities during fiscal 2008 consisted of proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

Net cash provided by financing activities during fiscal 2007 consisted of net proceeds from the exercise of the over-allotment option by the underwriters in connection with our secondary offering, and proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan. Net cash provided by financing activities during fiscal 2006 primarily consisted of net proceeds from the sale of common stock in our IPO, net proceeds from the over-allotment option exercise by the underwriters, proceeds from the exercise of preferred and common stock warrants, and proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan, partially offset by payments related to issuance costs for preferred stock.

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

Revenue Recognition.  Our revenues are derived primarily from the sale of our microcoil product line to hospitals and third-party distributors. We also sell access products and accessories for use with our microcoils.

Revenues are recognized when evidence of an arrangement exists, delivery to the customer has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenues are recognized generally upon shipment, after the receipt of a replenishment or purchase order, except sales made to our South American distributors. Due to historically longer delays in receiving payments and a higher level of write-offs relating to our South American distributors, we have been unable to conclude that collectibility is reasonably assured at the time that the customer takes title to the inventory on sales to this class of customers. Accordingly, for this class of customers, we recognize revenues when collectibility is reasonably assured which is generally when cash is collected. We are currently evaluating our experience with our South American distributors. If we conclude that collectibility is reasonably assured upon shipment, we may begin to recognize revenue upon shipment to these distributors. The outstanding accounts receivable balance at March 31, 2008 for our South American distributors was $668,000 and the related cost of goods sold that has been deferred was $273,000.

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

Excess and Obsolete Inventory.  We calculate an inventory provision for estimated obsolescence or excess inventories based upon historical scrap rates and assumptions about future demand for our coil products and market conditions. Our microcoil products have a three-year shelf life. Our coil products are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of microcoils, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Future product introductions and related inventories may require additional provision based upon changes in market demand or introduction of competing technologies. Provision for excess and obsolete inventories result in a corresponding expense to cost of goods sold.

Valuation of Goodwill and Intangibles.  When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development, other identifiable intangible assets, tangible net assets and goodwill as required by GAAP. In-process research and development is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Identifiable intangible assets are amortized over time, while in-process research and development is recorded as a charge on the date of acquisition and goodwill is capitalized, subject to periodic review for impairment. Under our accounting policy, we perform an annual review of goodwill and identifiable intangible assets in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows over the life of the assets being evaluated, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require management judgment and actual results may differ from assumed or estimated amounts. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. In fiscal 2008, we performed such evaluation and found no impairment. However, any future write-downs of goodwill would adversely affect our results of operations. See Note 4 to our consolidated financial statements for further information regarding goodwill and intangible assets.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a full valuation allowance on our federal and state net deferred tax assets as of March 31, 2008 and 2007, due to the uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry forwards and accruals deductible in different periods.

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

Due to the adoption of SFAS 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfall” tax benefits). We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we have elected to follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing its research and development tax credit. We will recognize the full effect of these deductions in the statements of operations when the valuation allowance is released.

The fair value of stock options and employee stock purchase plan shares is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires that we make certain assumptions that are factored into the valuation analysis, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”) and the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

We determine expected volatilities based on median results of a peer group analysis of companies similar in size and financial leverage to us. We have elected to use the simplified method for estimating our expected term as allowed by Staff Accounting Bulletin (“SAB”) 107, and extended by SAB 110. SAB 110 permits the use of the “simplified” method under certain conditions including a company’s inability to rely on historical exercise data. We will continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our options. The risk-free rate is indexed to the five-year Treasury note interest at the date of grant and expected forfeiture rate is based on our historical forfeiture information.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We currently have no plans to implement the fair value option permitted by SFAS 159, and accordingly, the adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If, subsequently, based on management’s assessment, it is no longer expected that the goods will be delivered or services will be rendered, then EITF 07-03 requires that the capitalized advance payment be charged to expense. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of EITF 07-03 but do not expect the adoption of EITF 07-03 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2008, the FASB issued Financial Standard Position (“FSP”) SFAS 157-2, “Effective Date for FASB Statement No. 157”. This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We have elected to adopt SFAS 157 in accordance with the guidance of FSP SFAS 157-2 as stated above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

Contractual Obligations

We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.

As of March 31, 2008, our contractual obligations were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
	Total	1 Year	Years	Years	5 Years

Contractual obligations:
Non-cancelable operating lease obligations	$7,697	$1,022	$3,131	$1,504	$2,040
Purchase obligations	4,218	4,218	—	—	—
Minimum milestone payments to The Cleveland Clinic	1,500	500	1,000	—	—
Milestone payment to Genesis	150	150	—	—	—

Total	$13,565	$5,890	$4,131	$1,504	$2,040

We paid the third year earn-out amount associated with the purchase of Neurologic in April 2008. The final earn-out payment will be paid in the first quarter of fiscal 2009.

We paid the first year earn-out amount associated with the purchase of VasCon in April 2008. The future earn-out payments will be an amount not to exceed $10 million based on the sales and manufacturing performance of MDT as set forth in the asset purchase agreement.

We are required to pay The Cleveland Clinic up to $5.0 million in payments upon the achievement of certain milestones set forth in the stock purchase agreement, with minimum milestone payments of at least $2.0 million to The Cleveland Clinic upon the third anniversary of the closing of the purchase. We paid $500,000 of this minimum milestone payment in March 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Risks.  Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $204,000 related to our loan with Micrus SA and a $41,000 increase in our comprehensive loss from our investment in Micrus SA as of March 31, 2008. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $255,000 decrease in our comprehensive loss from our investment in Micrus UK as of March 31, 2008. A hypothetical 10% decline in the value of the euro versus the Swiss franc would cause us to recognize a loss of $202,000 based on our foreign denominated receivables as of March 31, 2008.

In fiscal 2008, approximately 37% of our revenues was denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-United States currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk. We currently have not entered into financial instruments for trading purposes.

Interest Rate Risk.  Our cash is invested in bank deposits and money market funds denominated in U.S. dollars. The carrying value of these cash equivalents approximates fair market value. Our investments in marketable securities are subject to interest rate risk, which is the risk that our financial condition and results of operations could be adversely affected due to movements in interest rates.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Micrus Endovascular Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micrus Endovascular Corporation and its subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, 5 and 9 to the Notes to Consolidated Financial Statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2007 and the manner in which it accounts for uncertain tax positions in 2008.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
June 12, 2008

MICRUS ENDOVASCULAR CORPORATION

Consolidated Balance Sheets

	March 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$25,526	$34,536
Accounts receivable, net of allowance for doubtful accounts of $95 and $234 at March 31, 2008 and 2007, respectively	11,297	8,168
Inventories	11,495	9,049
Prepaid expenses and other current assets	1,570	1,340
Deferred tax assets	—	102

Total current assets	49,888	53,195
Property and equipment, net	5,285	4,648
Goodwill	8,549	5,552
Intangible assets, net	7,153	9,405
Deferred tax assets	9	—
Other assets	1,448	297

Total assets	$72,332	$73,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,680	$1,660
Accrued payroll and other related expenses	7,930	6,145
Deferred tax liabilities	43	75
Accrued liabilities	9,431	6,213

Total current liabilities	21,084	14,093
Deferred tax liabilities	314	570
Other non-current liabilities	2,754	2,140

Total liabilities	24,152	16,803

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized: 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; Authorized: 50,000,000 shares Issued and outstanding:15,614,760 shares and 15,249,057 shares at March 31, 2008 and 2007, respectively	156	152
Additional paid-in capital	119,897	111,920
Deferred stock-based compensation	—	(164)
Accumulated other comprehensive loss	(511)	(512)
Accumulated deficit	(71,362)	(55,102)

Total stockholders’ equity	48,180	56,294

Total liabilities and stockholders’ equity	$72,332	$73,097

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Operations

	Years Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues	$69,213	$58,795	$32,781
Cost of goods sold	17,301	15,361	9,710

Gross profit	51,912	43,434	23,071

Operating expenses:
Research and development	13,718	7,904	6,589
Sales and marketing	30,237	24,121	15,171
General and administrative	26,119	19,308	10,307

Total operating expenses	70,074	51,333	32,067

Loss from operations	(18,162)	(7,899)	(8,996)
Interest and investment income	1,223	1,618	1,295
Interest expense	(3)	(14)	(12)
Other income (expense), net	488	565	(632)

Loss before income taxes	(16,454)	(5,730)	(8,345)
Income tax benefit	(194)	(247)	(84)

Net loss	(16,260)	(5,483)	(8,261)
Accretion of redeemable convertible preferred stock to redemption value including beneficial conversion feature	—	—	(659)

Net loss attributable to common stockholders	$(16,260)	$(5,483)	$(8,920)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.05)	$(0.38)	$(0.79)
Weighted-average number of shares used in per share calculations:
Basic and diluted	15,438	14,621	11,240

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated		Total
			Additional	Deferred	Other		Stockholders’
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Loss	Deficit	(Deficit)
	(In thousands)

Balance at March 31, 2005	1,468	$15	$4,397	$(630)	$(368)	$(40,975)	$(37,561)
Comprehensive loss:
Net loss	—	—	—	—	—	(8,261)	(8,261)
Translation adjustments	—	—	—	—	92	—	92
Change in unrealized loss on available-for-sale investments	—	—	—	—	36	—	36

Total comprehensive loss							(8,133)
Issuance of common stock in connection with the initial public offering (“IPO”), net of issuance costs	3,250	33	30,439	—	—	—	30,472
Conversion of preferred stock to common stock in connection with the IPO	7,920	79	59,148	—	—	—	59,227
Exercise of over-allotment by underwriters	250	3	2,555	—	—	—	2,558
Reclassification of liability for Series E preferred stock warrants upon IPO	—	—	3,358	—	—	—	3,358
Beneficial conversion feature related to issuance of Series E preferred stock	—	—	—	—	—	(383)	(383)
Accretion of preferred stock	—	—	(276)	—	—	—	(276)
Exercise of common stock warrants	699	6	863	—	—	—	869
Exercise of stock options	563	6	459	—	—	—	465
Issuance of common stock under employee stock purchase plan	40	—	333	—	—	—	333
Amortization of deferred stock-based compensation	—	—	—	229	—	—	229
Deferred stock-based compensation associated with stock options forfeited	—	—	(4)	4	—	—	—
Non-employee stock-based compensation	—	—	160	—	—	—	160
Payment for fractional shares on stock split	—	—	(2)	—	—	—	(2)

Balance at March 31, 2006	14,190	142	101,430	(397)	(240)	(49,619)	51,316
Comprehensive loss:
Net loss	—	—	—	—	—	(5,483)	(5,483)
Translation adjustments	—	—	—	—	(283)	—	(283)
Change in unrealized loss on available-for-sale investments	—	—	—	—	11	—	11

Total comprehensive loss							(5,755)
Exercise of over-allotment by underwriters	190	2	2,037	—	—	—	2,039
Issuance of common stock in connection with VasCon acquisition	157	2	2,970	—	—	—	2,972
Exercise of common stock warrants	15	—	—	—	—	—	—
Exercise of stock options	619	6	2,298	—	—	—	2,304
Issuance of common stock under employee stock purchase plan	78	—	755	—	—	—	755
Stock-based compensation under SFAS 123R (including amount capitalized in inventory of $89)	—	—	2,293	—	—	—	2,293
Amortization of deferred stock-based compensation	—	—	—	213	—	—	213
Deferred stock-based compensation associated with stock options forfeited	—	—	(20)	20	—	—	—
Non-employee stock-based compensation	—	—	157	—	—	—	157

Balance at March 31, 2007	15,249	152	111,920	(164)	(512)	(55,102)	56,294
Comprehensive loss:
Net loss	—	—	—	—	—	(16,260)	(16,260)
Translation adjustments	—	—	—	—	1	—	1

Total comprehensive loss							(16,259)
Exercise of stock options	270	3	2,152	—	—	—	2,155
Issuance of common stock under employee stock purchase plan	93	1	1,009	—	—	—	1,010
Restricted stock awards issued	1	—	21	—	—	—	21
Restricted stock units released	3	—	—	—	—	—	—
Restricted stock withheld for minimum taxes	(1)	—	(29)	—	—	—	(29)
Stock-based compensation under SFAS 123R (including amount capitalized in inventory of $51)	—	—	4,821	—	—	—	4,821
Amortization of deferred stock-based compensation	—	—	—	163	—	—	163
Deferred stock-based compensation associated with stock options forfeited	—	—	(1)	1	—	—	—
Non-employee stock-based compensation	—	—	4	—	—	—	4

Balance at March 31, 2008	15,615	$156	$119,897	$—	$(511)	$(71,362)	$48,180

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statement of Cash Flows

	Years Ended March 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(16,260)	$(5,483)	$(8,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,178	2,143	989
Provision for doubtful accounts	(145)	(84)	102
Loss on disposal of equipment	35	4	1
Provision for excess and obsolete inventories	240	279	264
Increase in fair value of 2005 common stock warrants	—	—	158
Realized (gain) loss on investments	—	(4)	5
Stock-based compensation	4,958	2,574	389
Deferred income taxes	(209)	(329)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,115)	601	(4,005)
Inventories	(2,786)	(3,810)	(239)
Prepaid expenses and other current assets	(156)	(545)	(134)
Other assets	(148)	19	(208)
Accounts payable	1,920	(437)	(938)
Accrued payroll and other related expenses	1,582	2,936	1,507
Accrued liabilities	1,403	1,818	826
Other non-current liabilities	979	(238)	489

Net cash used in operating activities	(7,524)	(556)	(9,055)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	—	1,000	2,000
Acquisition of property and equipment	(2,013)	(1,343)	(2,070)
Advance payments for leasehold improvements at new Florida facility	(802)	—	—
Proceeds from sale of property and equipment	110	—	—
Purchase of VasCon, LLC, net of cash acquired	—	(2,860)	—
Purchase of Neurologic UK Ltd., net of cash acquired	—	(11)	(5,139)
Payment to Biotronik AG for developed technology	—	(834)	(731)
Proceeds from sale of assets and technologies	1,500	—	—
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	(2,232)	(1,403)	—

Net cash used in investing activities	(3,437)	(5,451)	(5,940)

Cash flows from financing activities:
Costs of issuance of convertible preferred stock and warrants	—	—	(11)
Proceeds from issuance of common stock, net of issuance costs	—	2,039	33,872
Proceeds from exercise of preferred and common stock warrants	—	—	1,007
Proceeds from exercise of stock options	2,155	2,304	465
Proceeds from employee stock purchase plan	1,010	755	333

Net cash provided by financing activities	3,165	5,098	35,666

Effect of foreign exchange rate changes on cash	(1,214)	(659)	416
Net increase (decrease) in cash and cash equivalents	(7,796)	(909)	20,671
Cash and cash equivalents at beginning of year	34,536	36,104	15,017

Cash and cash equivalents at end of year	$25,526	$34,536	$36,104

Supplemental disclosure of cash flow information:
Interest paid	$3	$14	$12
Income taxes paid — liability assumed in Neurologic UK Ltd. acquisition	$—	$—	$192
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for purchase of VasCon, LLC	$—	$2,972	$—
Conversion of preferred stock to common stock in connection with IPO	$—	$—	$59,227
Accretion to redemption value of redeemable convertible preferred stock including beneficial conversion feature	$—	$—	$659
Reclassification of 2005 common stock warrants to equity in connection with IPO	$—	$—	$3,358
Accrued earn-out payment associated with the purchase of Neurologic UK Ltd.	$2,997	$2,232	$1,403
Accrued earn-out payment associated with the purchase of VasCon, LLC	$378	$—	$—
Accrued milestone payment associated with the Biotronik AG transaction	$—	$—	$732

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Formation and Business of the Company

Micrus Endovascular Corporation (the “Company”) was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases.

Liquidity

The Company has incurred net losses since inception. Management believes that the Company’s current cash position as of March 31, 2008 and the cash expected to be generated from product sales will be sufficient to meet the Company’s working capital and capital expenditure requirements through at least March 31, 2009. There is no assurance that the Company will be profitable in the foreseeable future. To the extent that existing cash and cash generated from operations are insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all.

Note 2 —	Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s international subsidiaries use their local currency as the functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenue, expense, gain and loss accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

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

Revenue recognition and product warranty

The Company generates revenue primarily from the sale of its microcoil product line. The Company also sells access products and accessories for use with its microcoils. Revenue is generated from sales to hospitals and third-party distributors.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Sales made to the Company’s South American distributors are made according to the same contractual terms as sales made to other customers. However, the Company has historically experienced longer delays in receiving payments and a higher level of write-offs relating to its South American distributors and has been unable to conclude that collectibility is reasonably assured at the time that the customer takes title to the inventory on sales to this class of customers. Accordingly, for this class of customers, the Company recognizes revenue when cash is collected. Revenues recognized from these customers were $1,550,000, $1,057,000 and $839,000 for the years ended March 31, 2008, 2007 and 2006, respectively. The related cost of goods sold is deferred and recognized at the time the related sale is recognized.

Cost of goods sold

The Company’s cost of goods sold includes the cost of products sold to customers including materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Cost of goods sold also includes amortization of capitalized license technology and acquired intangible assets resulting from transactions with Biotronik AG (“Biotronik”) and VasCon, LLC (“VasCon”), respectively (see Note 3).

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company grants credit to its customers, which are primarily located in the United States, Europe, Asia Pacific and South America, and performs ongoing credit evaluations on its customers and collateral is generally not required for trade receivables. The Company maintains an allowance for potential credit losses and such losses have been within the Company’s expectations.

The Company had no customer which accounted for 10% or more of revenues and had one customer which accounted for 16% of accounts receivable at March 31, 2008. The Company had one customer which accounted for 15% of revenues for the year ended March 31, 2007 and none which accounted for more than 10% for the year ended

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 31, 2006. The Company had no customer which accounted for 10% or more of accounts receivable at March 31, 2007 and one customer which accounted for 26% of accounts receivable at March 31, 2006.

Certain significant risks and uncertainties

Most of the Company’s products require approval from the Food and Drug Administration and foreign regulatory agencies prior to commercialized sale and are subject to continued regulations once approved. There can be no assurance that the Company’s new products or new versions of previous products will receive these required approvals. If the Company was denied such approvals or such approvals were delayed, it could have a materially adverse impact on the Company.

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

The Company makes inventory provisions for estimated excess and obsolete inventory based on historical scrap rates and management’s assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory provisions may be required.

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

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through March 31, 2008, there have been no such impairments.

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

Intangible assets resulting from acquisitions are estimated by management based on the fair value of the assets received. Identifiable intangible assets are comprised of existing process technology, distribution agreements, non-compete agreements and customer relationships, and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over their estimated useful lives ranging from five to seven years. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization. The Company evaluates goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances suggest that the carrying amounts may not be recoverable.

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

Through March 31, 2008, there have been no impairment charges related to goodwill and intangible assets.

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

Foreign currency transactions

Other income includes foreign currency gains or losses related to a loan with the Company’s Swiss subsidiary, and currency gains or losses resulting from differences in exchange rates between the time of recording of the transaction and the cash settlement of foreign currency denominated receivables and payables. The Company recorded currency gains (losses) for the years ended March 31, 2008, 2007 and 2006 of $546,000, $667,000 and ($444,000), respectively.

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

Anti-dilutive securities

The following outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Years Ended March 31,
	2008	2007	2006

Shares issuable upon exercise of common stock options	3,656	3,182	2,804
Shares issuable upon settlement of restricted stock units	7	10	—

	3,663	3,192	2,804

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation

The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan which enables employees to purchase the Company’s common stock.

On April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of transition, under which prior periods were not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, excluding pre-initial public offering (“IPO”) options for which the fair value was determined using the minimum value method. For these grants, any remaining unamortized deferred compensation expenses continued to be accounted for under the intrinsic value method of APB 25.

Due to the adoption of SFAS 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfall” tax benefits). The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company has elected to follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes. Also, the Company has elected to ignore the indirect tax effects of share-based compensation deductions in computing its research and development tax credit. The Company will recognize the full effect of these deductions in the statements of operations when the valuation allowance is released.

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. Certain provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company currently has no plans to implement the fair value

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option permitted by SFAS 159 and accordingly, the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2007, the FASB issued Emerging Issue Task Force (EITF) No. 07-03 (EITF 07-03), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-03 provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. If, subsequently, based on management’s assessment, it is no longer expected that the goods will be delivered or services will be rendered, then EITF 07-03 requires that the capitalized advance payment be charged to expense. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 07-03 but does not expect the adoption of EITF 07-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In February 2008, the FASB issued Financial Standard Position (“FSP”) SFAS 157-2, “Effective Date for FASB Statement No. 157”. This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company has chosen to adopt SFAS 157 in accordance with the guidance of FSP SFAS 157-2 as stated above.

Note 3 —	Business Combinations, Assets Disposition and Technology Acquisition and License Agreements

Fiscal 2007 Business Combination

VasCon

On November 30, 2006, the Company completed the acquisition of VasCon, a privately held company engaged in the development and manufacture of vascular access and delivery devices. The acquisition of VasCon adds expertise in developing clinically advanced access and catheter systems to the Company’s core competencies and provides the Company with manufacturing capabilities that are expected to lead to cost reductions for a wide range of the Company’s products. VasCon’s existing cardio and peripheral vascular products will continue to be sold through non-Micrus distribution channels. Micrus Design Technology, Inc. (“MDT”), a newly formed subsidiary of the Company, will develop and manufacture neurovascular access and delivery products for the Company, including the Company’s deflectable catheter.

The transaction included an up-front payment and additional contingent earn-out payments as described below. The total consideration paid of approximately $5,876,000 as of March 31, 2007, consisted of the up-front payment of approximately $2,500,000 in cash, the issuance of 156,666 shares of the Company’s common stock having an aggregate value of approximately $2,972,000 calculated based on the average closing price two days before and the day of the acquisition and $404,000 in acquisition-related closing costs. Additionally, VasCon may receive certain earn-out payments in an amount not to exceed $10,000,000 based on sales and manufacturing performance as set forth in the asset purchase agreement entered into by the parties. At March 31, 2008, the Company has accrued the first year earn-out payment to the former VasCon shareholders of approximately $378,000, and this amount was paid in April 2008. The common stock portion of the up-front payment was placed

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in escrow to satisfy certain indemnification obligations of VasCon and its members as described in such asset purchase agreement.

Total consideration is comprised of (in thousands):

Initial cash payment	$2,500
Accrued earn-out payment	378
Issuance of shares of common stock	2,972
Acquisition-related closing costs	404

Total purchase price	$6,254

The results of operations of MDT are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. At the acquisition date, the fair value of the net assets acquired exceeded the purchase consideration resulting in negative goodwill in the amount of $1,596,000. Because the acquisition involves contingent consideration that may exceed the negative goodwill amount, the negative goodwill has been recorded as a deferred credit (non-current liability) in the consolidated balance sheet and is being reduced by any earned contingent consideration of up to $10,000,000 that will be paid over the next three years, with any additional contingent consideration being recorded as goodwill.

Total consideration is allocated as follows (in thousands):

Inventories	$592
Fixed assets	1,654
Other acquired net assets	76
Intangible assets	5,150
Contingent purchase price	(1,218)

Total purchase price	$6,254

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

The following table presents unaudited pro forma financial information for the combined entity of Micrus Endovascular Corporation and VasCon for the year ended March 31, 2007 and 2006, as if the acquisition had occurred at the beginning of each of the periods presented after giving effect to certain pro forma adjustments (in thousands except for per share amounts):

	Years Ended March 31,
	2007	2006

Revenues	$59,587	$37,032
Net loss attributable to common stockholders	$(7,220)	$(9,751)
Net loss per share attributable to common stockholders — basic and diluted	$(0.49)	$(0.86)

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2006 Business Combination

Neurologic

On September 20, 2005, the Company entered into a Share Purchase Agreement (“Neurologic Purchase Agreement”) acquiring all of the outstanding capital stock of Neurologic UK Limited (“Neurologic”), a privately held distributor of the Company’s products in the United Kingdom (“UK”). The acquisition of Neurologic, which was the Company’s largest distributor, provided the Company with additional leverage and a strengthened presence in the UK market and the Company has used this acquisition as a platform to expand sales to existing accounts and support sales to customers using alternative procedures and competing products.

The transaction included an initial cash payment of approximately $4,709,000, additional consideration of approximately $131,000 as a result of certain purchase price adjustments, and future multi-year revenue based earn-out payments. All earn-out payments shall be one-third of Neurologic’s product sales during specified periods. At March 31, 2008, 2007 and 2006, the Company accrued for additional considerations under the earn-out agreement of approximately $2,997,000, $2,232,000 and $1,403,000 for the third, second and first year earn-out payments, respectively, all of which were recorded as additions to goodwill (See Note 4). The Company paid the first, second and third year earn-outs in April 2006, April 2007 and April 2008, respectively. The final earn-out payment will be made in the first quarter of fiscal 2009.

As a result of the purchase of Neurologic, the Company established a new wholly owned subsidiary in the UK and changed the name from Neurologic to Micrus Endovascular UK Limited (“Micrus UK”). The Company concurrently entered into long term Services Agreements with each of the two founders of Neurologic to provide for their employment by Micrus UK.

In addition, pursuant to the Neurologic Purchase Agreement, the two founders of Neurologic agreed to a non-competition provision to last for a period of six years, under which they may not actively carry on any business that would compete with Neurologic’s business within the UK or Ireland. Similarly, they agreed not to solicit former clients, customers or suppliers of Neurologic for a period of three years.

The results of operations of Neurologic are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date.

The net tangible assets acquired and liabilities assumed in the acquisition were recorded at fair value. The Company determined the valuation of the identifiable intangible assets acquired in the transaction to be $3,900,000 using future revenue assumptions and a valuation analysis. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology industry. The Company has recorded goodwill of $8,549,000 associated with the purchase of Neurologic.

Total consideration is comprised of (in thousands):

Total cash payments	$4,840
Earn-out payments (paid and accrued)	6,632
Forgiven intercompany payables	611
Direct acquisition related costs	316

Total consideration	$12,399

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total consideration is allocated as follows (in thousands):

Acquired net assets	$664
Deferred tax liability	(714)
Goodwill	8,549
Other intangible assets consisting of:
Customer relationships	900
Distribution agreements	2,300
Non-compete agreements	700

Total purchase price	$12,399

Any future earn-out payments will be added to goodwill.

The Company has recorded a deferred tax liability for the tax effect of the amortizable intangible assets which are not deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$6
Accounts receivable	760
Inventories	690
Prepaid expenses and other current assets	143

Total current assets acquired	1,599
Accounts payable	(612)
Accrued and other liabilities	(323)

Total current liabilities assumed	(935)

Net assets acquired	$664

The following table presents unaudited pro forma financial information for the combined entity of Micrus Endovascular Corporation and Neurologic for the year ended March 31, 2006, as if the acquisition had occurred at the beginning of fiscal 2006 after giving effect to certain purchase accounting adjustments (in thousands, except per share amount):

2006

Revenues	$33,560
Net loss attributable to common stockholders	$(9,220)
Net loss per share attributable to common stockholders — basic and diluted	$(0.82)

Assets Disposition

Merit

On January 31, 2008, the Company entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit Medical Systems, Inc. (“Merit”) pursuant to which the Company sold its non-neurological cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by the Company in November 2006 in connection with its purchase of VasCon. Under the terms of the Merit Agreement, the Company also agreed to manufacture and supply certain guide catheters to Merit for a period of up to one year following the closing. Pursuant to the Merit Agreement, the Company received an up-

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

front payment of $1,500,000 and will receive an additional $1,500,000 upon the earlier to occur of the date that Merit can independently manufacture, validate and commercially produce certain guide catheters or the one year anniversary of the closing.

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

The Company delivered and transferred title to the acquired assets, primarily inventory related to the catheter products, to Merit in February and March 2008. Pursuant to the Merit Agreement, the Company must provide reasonable assistance to help Merit build a production line for coronary guide catheters and may be required to train Merit’s personnel in manufacturing, validating and sterilizing coronary guide catheters. The Company anticipates that the production line for coronary guide catheters will become fully operational in the second quarter of fiscal 2009. If requested by Merit, the Company must provide reasonable assistance to help Merit build production lines for peripheral guiding sheaths and/or cardiovascular microcatheters. Merit must inform the Company within six months following the completion of the coronary guide catheters production line that this assistance will be needed.

Though certain elements, namely the acquired assets and licensing rights, have been delivered as of March 31, 2008, the Company is still obligated to deliver the regulatory documentation and production line assistance. Because the Company lacks the ability to separate the multiple obligations (elements) of this transaction, the up-front payment of $1,500,000, net of direct and incremental costs incurred and the net book value of assets transferred to Merit, has been deferred until such time as all elements of the transaction are delivered.

Technology Acquisition and License Agreements

Genesis

On January 16, 2008, the Company entered into a license, development and commercialization agreement (the “Genesis Agreement”) with Genesis Medical Interventional, Inc. (“Genesis”). Under the terms of the Genesis Agreement, the Company will license the rights to Genesis’s F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. The transaction includes an initial up-front payment of $750,000, a future development milestone payment of $150,000 payable upon the earlier to occur of the date of first commercial sale or September 30, 2008 and royalties on potential future product sales. Both the initial up-front payment of $750,000 and future milestone payment of $150,000 were recorded as research and development expense upon the effective date of the Genesis Agreement.

ReVasc

On October 26, 2007, the Company entered into a Stock Purchase Agreement (the “ReVasc Agreement”) with The Cleveland Clinic Foundation (“The Cleveland Clinic”) and ReVasc Technologies, Inc. (“ReVasc”), a wholly-owned subsidiary of The Cleveland Clinic, pursuant to which the Company acquired all of the outstanding stock of ReVasc from The Cleveland Clinic for an aggregate up-front purchase price of $1,000,000. ReVasc did not have the necessary set of activities to be considered as a business and as such this transaction was classified as a technology acquisition. Pursuant to the ReVasc Agreement, the Company also agreed to pay The Cleveland Clinic up to an additional $5,000,000 in payments upon the achievement of certain milestones set forth in the ReVasc Agreement, with minimum milestone payments of at least $2,000,000 due to The Cleveland Clinic by October 2010.

ReVasc was a party to a license agreement with The Cleveland Clinic (the “ReVasc License Agreement”) pursuant to which The Cleveland Clinic granted ReVasc an exclusive license to its revascularization technology for the treatment of ischemic stroke. In connection with the acquisition, the parties amended the ReVasc License Agreement to provide, among other matters, for the payment to The Cleveland Clinic of certain royalties for sales of products based on the technology subject to the ReVasc License Agreement.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired only pre-regulatory approved technology and did not assume any other assets or liabilities in connection with the acquisition of ReVasc. Accordingly, the ReVasc Agreement has been accounted for as a purchase of in-process research and development and $3,000,000, representing the up-front purchase price of $1,000,000 plus future minimum milestone payments of $2,000,000, was recorded as research and development expense during fiscal 2008. In March 2008, the Company paid the first milestone payment of $500,000 to The Cleveland Clinic. The Company has recorded the remaining minimum milestone payments of $1,500,000 in accrued liabilities and other non-current liabilities at March 31, 2008 (see Note 4).

On December 7, 2007, the Company merged ReVasc into Micrus. Following the merger, Micrus became the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the ReVasc License Agreement.

Biotronik AG

On January 6, 2006, the Company entered into a License, Development and Distribution Agreement (the “Biotronik Agreement”) with Biotronik, a Swiss corporation, pursuant to which the Company will collaborate with Biotronik to develop certain neurovascular products and the Company will be the exclusive worldwide distributor for neurovascular products. Pursuant to the terms of the agreement, Biotronik granted to the Company an exclusive license to certain patents, know-how and other proprietary technology in the neurovascular field. The Biotronik Agreement has a term that is perpetual unless earlier terminated by the parties or by operation of law.

Under the terms of the Biotronik Agreement, the Company paid an up-front licensing fee of €500,000, or approximately $610,000, and was required to make milestone payments to Biotronik upon receipt of approvals to market stent products jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. The Company recorded the up-front licensing fee as research and development expense in the fiscal year ended March 31, 2006 as there were no regulatory clearances for a product at that time. In February 2006, Biotronik met the established milestones of the agreement when it received CE Mark authorization for the PHAROStm product intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence the Company paid milestone payments to Biotronik of $731,000 and $732,000 in March and April 2006, respectively. The Company recorded the milestone payments of $1,463,000 as capitalized licensed technology at March 31, 2006. Under the terms of this agreement, there are no future milestone payments to Biotronik related to the PHAROStm stent. The Company capitalized additional costs associated with the PHAROStm stent development of $102,000 in the first quarter of fiscal 2007. The Company commenced amortization of the capitalized licensed technology in the third quarter of fiscal 2007 when it began selling the PHAROStm product and generating revenue. This capitalized licensed technology will be amortized over its estimated useful life of seven years. Additionally, the Company accrued royalty payments of approximately $20,000 and $34,000 to Biotronik for the products sold in fiscal 2008 and 2007, respectively and accrued service fees of $443,000 for new stent products development at March 31, 2008.

Vascular FX

On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company, pursuant to which the Company purchased the intellectual property of Vascular FX. The $4,000,000 cash purchase price included a $1,500,000 payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future product sales. On January 31 and May 31, 2006, the Company made milestone payments of $1,000,000 and $1,500,000, respectively. The Company recorded the initial and milestone payments in the corresponding accounting periods as research and development expense since there are currently no FDA approved products being sold and the intellectual property has no alternative future use. There are no future milestone payments to Vascular FX under the terms of the agreement.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	March 31,
	2008	2007

Raw materials	$2,154	$1,862
Work-in-progress	1,667	1,413
Finished goods	3,002	3,005
Consigned inventory	4,331	2,622
Inventory held by Latin American distributors	341	147

	$11,495	$9,049

Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.

Inventory held by distributors at March 31, 2008 consists of $273,000 in inventory that was held by the Company’s Latin American distributors and $68,000 in inventory that was held by the Company’s Chinese distributor. Inventory held by distributors at March 31, 2007 was all held by the Company’s Latin American distributors.

Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2008	2007

Computer equipment and software	$1,728	$1,210
Furniture, fixtures and equipment	5,403	4,701
Leasehold improvements	1,010	936
Construction in progress	447	148

Total cost	8,588	6,995
Less accumulated depreciation and amortization	(3,303)	(2,347)

	$5,285	$4,648

Depreciation and amortization expense related to property and equipment was $1,252,000, $857,000 and $491,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Years Ended March 31,
	2008	2007

Balance beginning of year	$5,552	$3,309
Addition related to Neurologic earn-out payment	2,997	2,243

Balance end of year	$8,549	$5,552

All of the Company’s goodwill has been allocated to the United Kingdom business segment.

Intangible assets

Intangible assets consisted of the following (in thousands):

	Useful	Gross Carrying Amount				Accumulated Amortization				Net
	Life	March 31,			March 31,	March 31,			March 31,	March 31,	March 31,
	(Years)	2007	Additions	Dispositions	2008	2007	(Additions)	Dispositions	2008	2008	2007

Existing process technology	7	$4,590	$—	$—	$4,590	$(219)	$(655)	$—	$(874)	$3,716	$4,371
Distribution agreements	5	2,300	—	—	2,300	(704)	(460)	—	(1,164)	1,136	1,596
Capitalized license fee	7	1,565	—	—	1,565	(112)	(224)	—	(336)	1,229	1,453
Patents — microcoil	10	1,100	—	—	1,100	(770)	(110)	—	(880)	220	330
Non-compete agreements	6	700	—	—	700	(177)	(117)	—	(294)	406	523
Customer relationships	5	900	—	—	900	(274)	(180)	—	(454)	446	626
Patents — catheter	7	300	—	(300)	—	(14)	(25)	39	—	—	286
Existing product technology	2	260	—	(260)	—	(40)	(70)	110	—	—	220

		$11,715	$—	$(560)	$11,155	$(2,310)	$(1,841)	$149	$(4,002)	$7,153	$9,405

The disposition of intangible assets in fiscal 2008 resulted from the Company’s sale of assets under the Merit Agreement (see Note 3).

Amortization of intangible assets included in the results of operations is as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006

Cost of goods sold	$974	$385	$—
Operating expenses	867	879	496

Total	$1,841	$1,264	$496

The amortization expense of the intangible assets related to existing technology in the manufacturing process and design of products resulting from the acquisition of VasCon in the amount of $750,000 and $273,000 is included in cost of goods sold for fiscal 2008 and 2007.

The Company started generating revenue from the stent product associated with the capitalized license technology in the third quarter of fiscal 2007. The amortization expense related to the capitalized license technology in the amount of $224,000 and $112,000 is included in cost of goods sold for fiscal 2008 and 2007.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization

2009	$1,746
2010	1,746
2011	1,298
2012	935
2013	879
Thereafter	549

Total	$7,153

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	March 31,
	2008	2007

Accrued bonuses	$2,642	$2,646
Accrued salaries	1,071	702
Accrued vacation	1,750	1,333
Accrued commissions	1,660	725
Accrued payroll taxes	807	739

	$7,930	$6,145

Accrued liabilities consisted of the following (in thousands):

	March 31,
	2008	2007

Earn-out payment in connection with Neurologic acquisition	$2,997	$2,232
Professional fees	1,715	1,069
VAT payable	560	438
Milestone fee to The Cleveland Clinic	500	—
Accrued travel and entertainment	492	218
Biotronik development costs	443	163
Earn-out payment in connection with VasCon	378	—
Development costs	288	559
Milestone fee to Genesis	150	—
Deferred revenue from Japan distribution agreement	113	150
Other	1,795	1,384

	$9,431	$6,213

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	March 31,
	2008	2007

Contingent purchase price (Note 3)	$1,218	$1,596
Milestone fee to The Cleveland Clinic	1,000	—
Deferred revenue from Japan distribution agreement	281	375
Pension plan obligation	82	—
Other non-current liabilities	173	169

	$2,754	$2,140

On September 30, 2005, the Company entered into a five-year, exclusive Distribution Agreement with Goodman Co., Ltd. (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market the Company’s full line of products, as such products are approved, in Japan and will purchase a minimum of $27,250,000 of such products over the five year term of the agreement, ranging from $2,000,000 during the fiscal year ended March 31, 2006 to $9,000,000 during the fiscal year ending March 31, 2010. On September 20, 2007, the Company amended the distribution agreement with Goodman to, among other thing, extend the duration of the distribution agreement to six years from the original date of the distribution agreement. In connection with the Distribution Agreement, Goodman paid the Company an up-front cash payment of $750,000 which has been recorded as deferred revenue. The Company is recognizing the deferred revenue on a straight-line basis over the six year term of the agreement.

Note 5 —	Income Taxes

As of March 31, 2008, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $42,500,000, $27,600,000 and $1,600,000, respectively. The federal NOLs will expire at various dates beginning in 2012, the state NOLs expire beginning in 2013 and the foreign NOLs will expire beginning in 2013. The federal and state loss carryforwards that are attributable to excess tax deductions from stock option exercises are not included in the deferred tax assets shown below. The benefit of approximately $10,100,000 and $6,700,000 of federal and state loss carryforwards, respectively, will be credited to equity when realized.

The Company also had federal and state research and development tax credit carryforwards of approximately $1,200,000 and $1,100,000 respectively, as of March 31, 2008. The federal credits will expire beginning in 2012 and the state credits can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. An ownership change, as defined, may restrict utilization of tax attribute carryforwards. The Company experienced an ownership change, as defined in Section 382 of the Internal Revenue Code, in May 2002, but the previously limited net operating loss and tax credit carryovers have now become available to offset taxable income in future periods. If an ownership change has occurred subsequent to May 2002, all net operating loss carryovers and all tax credit carryovers arising prior to the ownership change would be subject to limitation in the post change period for US tax purposes.

Tax filings are based on tax laws which are subject to significant and varied interpretation. It is often unclear whether a particular position taken in a tax return will ultimately be sustained. The Company has reviewed its filing positions and believes it has adequately accrued for such uncertainties.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related benefit from income taxes consisted of the following:

	Years Ended March 31,
	2008	2007	2006

Current
Federal	$—	$—	$—
State	—	—	—
Foreign	—	(63)	(11)

Total current income tax benefit	—	(63)	(11)

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(194)	(184)	(73)

Total deferred income tax benefit	(194)	(184)	(73)

Total income tax benefit	$(194)	$(247)	$(84)

The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income taxes. In fiscal 2008, the Company recorded an income tax benefit of approximately $194,000. The net income tax benefit includes a deferred income tax expense of approximately $72,000 for the Swiss subsidiary’s operating profits and a deferred tax benefit of approximately $266,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for its United Kingdom subsidiary.

Net deferred tax assets (liabilities) consisted of the following (in thousands):

	March 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$13,099	$11,511
Basis difference in fixed assets	2,850	2,117
Accruals deductible in different periods	3,973	2,529
Credit carryforwards	1,755	1,620

Total deferred tax assets	21,677	17,777
Less valuation allowance	(21,419)	(17,750)

Net deferred tax asset	258	27
Deferred tax liabilities:
Accruals deductible in different periods	(125)	—
Basis difference in fixed and intangible assets	(481)	570

Total deferred tax liabilities	(606)	(570)

Net deferred tax liability	$(348)	$(543)

The Company has recorded a valuation allowance against its federal and state deferred tax assets as of March 31, 2008 and 2007, due to the uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate differs from the United States federal statutory rate as a result of the following:

	Years Ended March 31,
	2008	2007	2006

Income tax benefit at statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(4)%	(4)%	(3)%
In process R&D write-off	7%	—	—
Technology acquisition	2%	—	—
Non-US income taxed at different rates	1%	(14)%	11%
Change in valuation allowance	24%	40%	23%
Nondeductible deferred compensation	6%	12%	1%
Other	(2)%	(3)%	2%

Effective income tax rate	(1)%	(4)%	(1)%

The domestic and foreign components of loss before income taxes were as follows:

	Years Ended March 31,
	2008	2007	2006

Domestic	$(15,474)	$(7,168)	$(5,709)
Foreign	(980)	1,438	(2,636)

Loss before income taxes	$(16,454)	$(5,730)	$(8,345)

Effective April 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48 (“FIN 48”), which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, the Company recognized a $192,000 increase in its unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at March 31, 2008, the Company had no accrued interest or penalties related to tax contingencies. Since the unrecognized tax benefit relates to attribute carryover for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect the Company’s effective tax rate. The Company has elected to include interest and penalties as a component of tax expense. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2008 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of the Company’s tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.

The following table summarizes the activity related to the Company’s unrecognized tax benefit for the year ended March 31, 2008 (in thousands):

Amount

Unrecognized tax benefits — April 1, 2007	$192
Gross increases — prior year tax positions	—
Gross increases — current year tax positions	40
Settlements with taxing authorities	—
Expiration of statute of limitations	—

Unrecognized tax benefits — March 31, 2008	$232

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Commitments and Contingencies

Lease commitments

On June 6, 2005, the Company entered into a non-cancelable seven-year operating lease agreement (the “Lease”). Pursuant to the Lease, the Company has leased approximately 42,000 square feet of building space which is being used as the Company’s headquarters in the United States with both administrative and manufacturing facilities. The Lease commenced in January 2006. The lease provides a right to extend the term for one period of sixty months that may be exercised by the Company.

The Lease provides for a base rent that increases periodically and averages approximately $41,445 monthly over the lease period and is accounted for on a straight-line basis. The Lease also provides for certain additional payments including the Company’s share of landlord’s operating expenses, including project costs, property taxes and overhead management fees.

On March 11, 2008, the Company’s wholly-owned subsidiary, MDT, entered into a non-cancelable ten-year lease in Miramar, Florida, which will commence pursuant to the completion of the building improvements. These improvements are scheduled to be completed on or before August 31, 2008. MDT has agreed to contribute approximately $842,000 towards the cost of those improvements and has paid $56,000 to the landlord prior to the lease execution. Of the remaining improvement costs, $393,000 was paid when the lease was executed and the remaining $393,000 was deposited with the escrow agent. MDT also paid $101,000 to the broker for services rendered. All of these payments were recorded in other non-current assets. The facility comprises a total of approximately 27,000 square feet, which the Company will use for administrative, clean room, manufacturing and distribution facilities. The operating lease provides for a base rent that increases periodically and averages approximately $17,935 monthly over the lease period and is accounted for on a straight-line basis. The operating lease also provides for certain additional payments including the Company’s share of landlord’s operating expenses and applicable sales tax.

On December 4, 2007, the Company’s wholly owned subsidiary, Micrus Endovascular SA (“Micrus SA”), entered into a non-cancelable eight-year lease for office space in Switzerland. The office space comprises a total of approximately 5,500 square feet.

Additionally, the Company leases office space for its wholly-owned subsidiary, Micrus UK, under non-cancelable lease agreement with a term through December 2010.

The combined annual rent for Micrus SA and Micrus UK operating leases is approximately $193,000. The leases also provide for certain additional payments including the Company’s share of the landlord’s operating expenses.

Future minimum lease payments are as follows (in thousands):

Minimum
For Years Ended March 31,	Lease Payments

2009	$1,022
2010	1,055
2011	1,049
2012	1,027
2013	954
Thereafter	2,590

Total minimum lease payments	$7,697

Rent expense for the years ended March 31, 2008, 2007 and 2006 was $724,000, $653,000 and $519,000, respectively.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FCPA investigation

In August 2004, the Company identified certain payments made to physicians located in France, Germany, Spain and Turkey that are likely to have violated the Foreign Corrupt Practices Act (“FCPA”) and the laws of such countries as well as possibly the laws of Switzerland, where the Company’s Swiss subsidiary is located. The Company’s audit committee immediately directed internal legal counsel to conduct an internal investigation into these payments. In September 2004, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) the factual information obtained in the Company’s internal investigation of potential violations of the FCPA. In February 2005, the DOJ and the Company entered into an agreement pursuant to which the DOJ agreed not to prosecute the Company for conduct disclosed to the DOJ, provided that the Company accepted responsibility for the actions of its employees and officers, paid a monetary penalty of $450,000, continues to cooperate with the DOJ in its investigation, including the waiver of legal privileges, establishes policies and procedures to assure compliance with the FCPA and other relevant bribery laws, retains and pays for an independent monitor, which shall report to the DOJ for a period of three years to assure compliance with the agreement with the DOJ and the Company’s implementation and adherence to FCPA compliance policies and procedures, and cooperates fully with the DOJ, the independent monitor and the SEC. The monitor filed his final report with the DOJ in May 2008, and the Company has agreed to extend the period of the monitorship until June 20, 2008. The monetary penalty was accrued in fiscal 2005 and was paid in April 2005. The ongoing cost of compliance with the DOJ agreement is recorded as an operating expense as incurred.

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

Patent litigation

In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that the Company’s embolic coil products infringe two patents (United States Patent Nos. 5,895,385 (the “‘385 Patent”) and 6,010,498 (the “‘498 Patent”)) owned by the Regents of the University of California (the “Regents”) and exclusively licensed to Boston Scientific and that this infringement is willful. Sales of the Company’s embolic coil products currently represent approximately 94%

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than the Company.

In November 2004, the Company answered Boston Scientific’s complaint and counterclaimed, alleging that Boston Scientific’s embolic coil products, and their use, infringe three of the Company’s patents. In addition, the Company alleged that Boston Scientific has violated United States antitrust laws, and has violated certain California state laws by committing unfair business practices, disparaging its products, and interfering with its prospective economic advantage. Each party seeks an injunction preventing the making, using, selling, offering to sell, importing into the United States or exporting from the United States, of the other’s embolic coil products in the United States, damages for past infringement, which may be trebled, and payment of its legal fees and costs. In addition, each party seeks a declaration that the patents of the other are invalid and not infringed and has alleged that certain of the asserted patents of the other are unenforceable due to inequitable conduct.

In January 2005, Boston Scientific filed a motion to dismiss the Company claims for disparagement, interference with prospective economic advantage and unfair business practices. That motion has been fully briefed and oral argument is scheduled for June 23, 2008

In November 2006, the Company withdrew one of its three asserted patents from the litigation to pursue a reissue application filed with the United States Patent and Trademark Office (“USPTO”).

A hearing on claim construction was held in June 2007. In March 2008, the Court issued an order construing certain claim terms of patents that were asserted by Boston Scientific against Micrus or asserted by Micrus against Boston Scientific. On April 23, 2008, the district court entered a scheduling order on future events in this action, including the close of all discovery on January 26, 2009. A trial date has not been set by the district court.

Boston Scientific has also been a party in two other lawsuits against Cordis and Micro Therapeutics, Inc./ev3, Inc./Dendron GmbH (collectively “MTI”) in which the two Boston Scientific patents asserted against the Company are or were also at issue. An outcome of either of these lawsuits adverse to Cordis or MTI, and related to the same patent claims Boston Scientific asserts against the Company, could have an adverse impact on certain of the Company defenses in its litigation with Boston Scientific.

According to court records, the Regents, Boston Scientific and MTI entered into a settlement agreement on March 21, 2008, and on April 4, 2008 the Regents, Boston Scientific and MTI dismissed the action, including all claims and counter-claims, with prejudice.

On January 18, 2008, in the Cordis case, the district court granted Boston Scientific’s motion for summary judgment that Cordis’ TRUFILL Detachable Coil System infringed claim 7 of the ‘385 Patent under the doctrine of equivalents. On January 25, 2008, the district court granted Boston Scientific’s motion for summary judgment against Cordis that claims 10 and 35 of the ‘385 patent, and claims 1, 3, 7, 9, and 10 of the ‘498 patent, are not invalid for having been on-sale or in public use before the statutory bar period. On March 21, 2008, the district court granted-in-part Boston Scientific’s motion for summary judgment that the ‘385 patent and ‘498 patent are not unenforceable for inequitable conduct. The district court also denied-in-part Boston Scientific’s motion on the ground that triable issues of fact remained concerning the patent applicants’ representations to the patent examiner during the application process. The district court’s determinations on the validity and enforceability of the ‘385 and ‘498 patents are important because Boston Scientific is asserting these same patents against the Company in its lawsuit and the Company is alleging that these patents are invalid and unenforceable.

In October 2004, Cordis requested ex parte reexamination of certain claims in Boston Scientific’s ‘385 and ‘498 patents. In April 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ‘498 patent, apparently confirming all of the claims of that patent. In December 2006, the USPTO issued a Notice of Allowance for the ‘385 patent in which it apparently confirmed the patentability of the claims in that patent.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is unable at this time to determine the outcome of any such litigation. If the litigation is protracted or results in an unfavorable outcome to the Company, the impact to the financial position, results of operations or cash flows of the Company could be material.

Securities litigation

On October 3, 2007, a purported securities class action complaint (the “Complaint”) was filed in the United States District Court for the Southern District of Florida against the Company and certain of its directors and officers (the “Defendants”). The Complaint alleged that the Company and the individual defendants made materially false and/or misleading statements or omissions in violation of the federal securities laws during the period of February 12, 2007 through September 16, 2007 (the “Class Period”). The Complaint sought to recover damages on behalf of anyone who purchased or otherwise acquired the Company’s stock during the Class Period. On January 22, 2008, the Court appointed lead class plaintiff, and on February 6, 2008, plaintiffs filed their Consolidated Complaint.

On February 26, 2008, the Company filed a Motion to Dismiss the Consolidated Complaint for failure to state a claim, and on May 20, 2008 the Court granted the Motion to Dismiss, giving plaintiffs ten days, until May 30, 2008, to amend their Complaint. Plaintiffs failed to amend their Complaint, and on June 6, 2008, the Court dismissed the case with prejudice.

Note 7 —	Preferred Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of March 31, 2008, there are no shares of preferred stock issued or outstanding.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The warrants to purchase 7,753 shares of Series D preferred stock that were not exercised prior to the closing of the IPO expired.

Note 8 —	Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2008.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Option Plans

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of March 31, 2008, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 plan or the 1998 Plan. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have ten-year contractual terms.

1996 Stock Option Plan

As of June 16, 2005, no new stock option grants were permitted under the 1996 Plan. There are no outstanding options under the 1996 Plan and, as of the effectiveness of the Company’s IPO, there were no outstanding options under the 1996 Plan.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Stock Plan

As of June 16, 2005, no new stock option grants were permitted under the 1998 Plan. However, all options previously granted under the 1998 Plan continue to be administered under the 1998 Plan. As of March 31, 2008, options to purchase 1,083,967 shares of common stock were outstanding under the 1998 Plan.

2005 Equity Incentive Plan

The 2005 Plan became effective upon the Company’s IPO. The 2005 Plan provides for the issuance of stock options, stock appreciation rights, stock awards (stock and stock units) and cash awards. The Company initially reserved a total of 2,395,020 shares of its common stock for issuance under the 2005 Plan. In addition, the 2005 Plan provides for an automatic annual increase in the number of shares reserved for issuance there under on each April 1 by an amount equal to the lesser of (i) 5% of the Company’s total number of outstanding shares on the immediately preceding March 31; (ii) 666,666 shares, or (iii) a number of shares determined by the Company’s Board of Directors. The shares reserved under the 2005 Plan will also be increased as a result of the forfeiture or repurchase of shares issued under the 1998 Plan and the cancellation of unexercised options under the 1998 Plan. As of March 31, 2008, there were 3,643,808 remaining shares reserved for issuance under the 2005 Plan, of which 1,064,417 were available for grant, 2,572,725 shares were subject to outstanding options and 6,666 shares were subject to outstanding restricted stock units.

Acceleration Agreements

On January 29, 2008, the Company entered into agreements with certain executive officers (the “Accelerated Employees”) to fully accelerate the vesting of options to purchase its common stock issued under the Company’s 2005 Equity Incentive Plan and/or 1998 Stock Plan and held by such Accelerated Employees if, within the period 3 months prior to or 12 months following a change of control of the Company or sale of substantially all of the Company’s assets, an Accelerated Employee ceases being employed by the Company because either such Accelerated Employee is involuntary terminated by the Company (or any subsidiary) without “cause” or such Accelerated Employee voluntarily quits within 60 days of an event which constitutes “good reason.”

2005 Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s IPO. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions.

The Company initially reserved a total of 222,222 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for annual increases in the total number of shares available for issuance under this plan on April 1st of each year beginning on April 1, 2006, by a number of shares that is equal to the lesser of: (1) 2% of the outstanding shares of the Company’s common stock on the immediately preceding March 31st; (2) 222,222 shares; or (3) a lesser number determined by the Company’s Board of Directors. As of March 31, 2008, there were 456,350 shares reserved for issuance under the Purchase Plan.

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

The Purchase Plan provides for offering periods of 12 months and purchase periods of 6 months or such shorter period as may be established by the Company’s Board of Directors. The offering periods start on April 1st and October 1st of each year. During the year ended March 31, 2008, there were 92,598 shares issued at a purchase price

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ranging from $10.51 to $15.53 per share and during the year ended March 31, 2007, there were 77,564 shares issued at a purchase price ranging from $8.25 to $11.93 per share under the Purchase Plan.

Stock-Based Compensation

On April 1, 2006, the Company adopted the provisions of SFAS 123R. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The Black-Scholes model determines the fair value of stock-based payment awards on the date of grant using an option pricing model and based upon the Company’s stock price as well as by assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Because there is insufficient historical information available to estimate the expected term of the stock-based awards, the Company adopted the simplified method for estimating the expected term pursuant to Staff Accounting Bulletin No. 107 (“SAB 107”), and extended by SAB 110. SAB 110 permits the use of the “simplified” method under certain conditions including a company’s inability to rely on historical exercise data. On this basis, the Company estimated the expected term of options granted by taking the average of the vesting term and the contractual term of the option. The Company will continue to use the simplified method until it has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.

The expected volatility used in the valuation model is based on the Company’s peer group in the industry in which it does business and the Company’s historical volatility since its IPO.

The risk-free interest rate is based on the yield on zero-coupon United States Treasury securities with remaining terms similar to the expected term on the employee stock option and employee stock purchase plan awards.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average assumptions:

	Years Ended March 31,
	2008	2007	2006

Employee Stock Option Plans
Expected term (in years)	6	6	4
Volatility	42%	44%	44%
Risk-free interest rate	4.0%	4.7%	4.3%
Expected dividend yield	0%	0%	0%
Weighted average fair value at date of grant	$9.13	$8.30	$3.69

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.5
Volatility	43%	45%	44%
Risk-free interest rate	3.9%	5.1%	4.2%
Expected dividend yield	0%	0%	0%

The fair value of each purchase right granted under the Company’s Purchase Plan during the year ended March 31, 2008, 2007 and 2006 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

The stock-based compensation expense related to SFAS 123R is as follows (in thousands):

	Years Ended March 31,
	2008	2007

Cost of goods sold	$457	$193
Research and development	533	203
Sales and marketing	1,312	684
General and administrative	2,489	1,124

Total	$4,791	$2,204

Additionally, approximately $51,000 and $89,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory at March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was approximately $13,491,000 of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period 2.6 years.

Stock-based compensation expense recognized for the years ended March 31, 2008, 2007 and 2006 related to the amortization of deferred stock-based compensation was $163,000, $213,000 and $229,000, respectively. The aggregate deferred stock compensation charge was reduced during fiscal 2007 and 2006 by approximately $20,000 and $4,000, respectively, due to the cancellations and vesting accelerations of stock options.

In previous years, certain stock options were issued to non-employees, generally in exchange for consulting services related to patient studies or marketing analysis. These stock options were recorded at their fair value on the date of vesting and recognized over the respective service or vesting period. The fair value of the stock options

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted was calculated at each reporting date using the Black-Scholes option pricing model using the following assumptions:

	Years Ended March 31,
	2008	2007	2006

Expected term (in years)	5	5	6
Volatility	40%	42%	45%
Risk-free interest rate	4.8%	4.7%	4.4%
Expected dividend yield	0%	0%	0%

Stock-based compensation expense recognized for the years ended March 31, 2008, 2007 and 2006 related to non-employee options was $4,000, $157,000 and $160,000, respectively. All non-employee options are fully-vested as of March 31, 2008.

Total stock-based compensation expense included in results of operations is as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006

Cost of goods sold	$471	$218	$26
Research and development	533	222	22
Sales and marketing	1,325	802	169
General and administrative	2,629	1,332	172

Total	$4,958	$2,574	$389

Periods prior to the adoption of SFAS 123R

SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if it had accounted for all of its stock options under the fair value method of SFAS 123.

The following table sets forth the pro forma amounts regarding the effect on net loss and net loss per share for the year ended March 31, 2006 that would have resulted if the Company had accounted for its employee stock plans under the fair value provisions of SFAS 123:

Years Ended
March 31, 2006

Net loss attributable to common stockholders (as reported)	$(8,920)
Add: Stock-based employee compensation expenses included in reported net loss	229
Deduct: Total stock-based employee compensation expenses determined under fair value based method for all awards	(829)

Adjusted net loss attributable to common stockholders	$(9,520)

Net loss per common share attributable to common stockholders, basic and diluted:
As reported	$(0.79)
Adjusted	$(0.85)

General stock option information

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the summary of option activity for the year ended March 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(In years)	(In thousands)

Options outstanding at March 31, 2007	3,182	$10.71
Options granted	989	$19.59
Options exercised	(270)	$7.98
Options forfeited	(211)	$15.86
Options expired	(34)	$11.16

Options outstanding at March 31, 2008	3,656	$13.02	8.0	$9,028

Options exercisable at March 31, 2008	1,674	$9.15	7.1	$7,254

The total aggregate intrinsic value of options exercised during the years ended March 31, 2008, 2007 and 2006 was $3,482,000, $8,546,000 and $5,804,000, respectively. The closed market value per share of the Company’s common stock as of March 31, 2008 was $12.36 as reported by The NASDAQ Stock Market.

The following table sets forth the summary of restricted stock units activity for the year ended March 31, 2008:

Weighted-
		Weighted-	Average
		Average	Remaining
		Purchase	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
			(In years)	(In thousands)

Non-vested restricted stock units at March 31, 2007	10	$—
Awarded	—	$—
Released	(3)	$—
Forfeited	—	$—

Non-vested restricted stock units at March 31, 2008	7	$—	0.8	$82

401(k) Savings Plan

The Company has a 401(k) income deferral plan (the “401(k) Plan”). Eligible participants may contribute up to 75% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. According to the terms of the 401(k) Plan, the Company may make discretionary matching contributions to the 401(k) Plan each year, allocable to all plan participants. The Company made no discretionary contributions during the years ended March 31, 2008, 2007 and 2006.

Defined Benefit Plan

The Company has a qualified defined benefit pension plan for all eligible Swiss employees at its wholly-owned subsidiary in Switzerland, Micrus Endovascular SA. Retirement benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations.

Net pension costs for fiscal years 2008 was $169,000. The net pension liability recognized at March 31, 2008 was $82,000, which is included in other non-current liabilities on the consolidated balance sheet. As of the plan’s measurement date of March 31, 2008, the fair value of plan assets was $517,000 and the projected benefit obligation was $599,000.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Segments

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006

United States	$33,753	$28,868	$15,531
Japan	6,250	8,661	2,228
United Kingdom	9,100	6,448	4,498
Rest of the world	20,110	14,818	10,524

Total revenues	$69,213	$58,795	$32,781

The Company’s long lived assets by geographic area (in thousands):

	March 31,
	2008	2007

United States	$4,907	$4,342
United Kingdom	124	120
Rest of the world	254	186

	$5,285	$4,648

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. As of March 31, 2008, the Company has determined it operates in four business segments, the Americas, Europe (excluding the United Kingdom), the United Kingdom and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. In previous years, the Company’s Europe (excluding the United Kingdom) and the United Kingdom segments were aggregated as a single business segment. Previous year information in the tables that follow have been restated to conform with the current year classification.

Revenues and gross profit for these segments were as follows (in thousands):

	Years Ended March 31,
	2008	2007	2006

Revenues:
Americas	$37,565	$31,618	$17,381
Europe (excluding the United Kingdom)	15,095	11,226	8,034
United Kingdom	9,100	6,448	4,498
Asia Pacific	7,453	9,503	2,868

Total	$69,213	$58,795	$32,781

Gross Profit:
Americas	$29,621	$25,426	$13,123
Europe (excluding the United Kingdom)	10,552	7,310	5,167
United Kingdom	7,012	4,638	3,069
Asia Pacific	4,727	6,060	1,712

Total	$51,912	$43,434	$23,071

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total assets by operating segments at March 31, 2008 and 2007 were as follows (in thousands):

	March 31,
	2008	2007

Americas	$52,043	$56,507
Europe (excluding the United Kingdom)	7,265	5,479
United Kingdom	13,024	11,111

	$72,332	$73,097

Note 11 —	Subsequent Events

In April 2008, the Company entered into a co-development agreement with Chemence Medical Products, Inc. (“Chemence”) to jointly develop a liquid embolic product for the treatment of cerebral aneurysms using Chemence’s cyanoacrylate technology, development capabilities and intellectual property. The Company will be responsible for overseeing the regulatory and clinical process and will be the exclusive worldwide distributor for the neurovascular product developed based on this collaborative agreement. Under the terms of the agreement, the Company has made an up-front payment of $100,000 to Chemence and will make additional payments of up to $200,000 upon achieving certain development milestones.

Note 12 —	Quarterly Financial Information (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended March 31, 2008. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

2008:
Revenues	$16,790	$14,362	$18,343	$19,718
Gross profit	$13,055	$11,211	$13,294	$14,352
Net loss attributable to common stockholders	$(1,393)	$(3,012)	$(5,704)	$(6,151)
Net loss per share attributable to common stockholders basic and diluted	$(0.09)	$(0.20)	$(0.37)	$(0.40)
2007:
Revenues	$12,683	$14,527	$15,544	$16,041
Gross profit	$9,421	$10,633	$11,352	$12,028
Net loss attributable to common stockholders	$(2,959)	$(151)	$(1,002)	$(1,371)
Net loss per share attributable to common stockholders basic and diluted	$(0.21)	$(0.01)	$(0.07)	$(0.09)
2006:
Revenues	$7,112	$6,130	$8,092	$11,447
Gross profit	$4,993	$4,401	$5,676	$8,001
Net loss attributable to common stockholders	$(1,897)	$(2,831)	$(1,652)	$(2,540)
Net loss per share attributable to common stockholders basic and diluted	$(0.70)	$(0.20)	$(0.12)	$(0.18)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(b)	Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of March 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our evaluation utilizing the criteria set forth in Internal Control — Integrated Framework issued by COSO, our management (including our CEO and CFO) concluded that our internal control over financial reporting was effective as of March 31, 2008. Management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included at Item 8 in this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of our fiscal year ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2008 Annual Meeting of Stockholders

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements.  The following statements of Micrus Endovascular Corporation and the report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in Part II, Item 8.

(2) Financial Statement Schedules.  The following schedule is required to be filed by Item 15(b).

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2008

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

(b) Exhibits.  The list of exhibits on the Index to Exhibits on pages 102 through 103 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Micrus Endovascular Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MICRUS ENDOVASCULAR CORPORATION

By:	/s/ JOHN T. KILCOYNE
John T. Kilcoyne
Chairman and Chief Executive Officer

Date: June 12, 2008

POWERS OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John T. Kilcoyne and Gordon T. Sangster, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JOHN T. KILCOYNE John T. Kilcoyne	Chairman and Chief Executive Officer (Principal Executive Officer)	June 12, 2008

/s/ GORDON T. SANGSTER Gordon T. Sangster	Chief Financial Officer (Principal Financial and Accounting Officer)	June 12, 2008

/s/ MICHAEL R. HENSON Michael R. Henson	Director	June 12, 2008

/s/ MICHAEL EAGLE Michael Eagle	Director	June 12, 2008

/s/ L. NELSON HOPKINS L. Nelson Hopkins, M.D.	Director	June 12, 2008

/s/ FRED HOLUBOW Fred Holubow	Director	June 12, 2008

/s/ FRANCIS J. SHAMMO Francis J. Shammo	Director	June 12, 2008

Signatures	Title	Date

/s/ JEFFREY H. THIEL Jeffrey H. Thiel	Director	June 12, 2008

/s/ GREGORY H. WOLF Gregory H. Wolf	Director	June 12, 2008

Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions/
	Beginning	Charged to		Balance at
	of Year	Expenses	Deduction	End of Year
	(In thousands)

Allowance for Doubtful Accounts
Year Ended March 31, 2008	$234	$(145)	$6	$95
Year Ended March 31, 2007	$317	$(84)	$1	$234
Year Ended March 31, 2006	$230	$102	$(15)	$317
Valuation allowance — deferred tax assets
Year Ended March 31, 2008	$17,750	$3,669	$—	$21,419
Year Ended March 31, 2007	$16,078	$1,936	$(264)	$17,750
Year Ended March 31, 2006	$16,731	$—	$(653)	$16,078

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1		Certificate of Incorporation (Filed as Exhibit 3.2 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on May 17, 2005 (Registration No. 333-123154) (“Amendment No. 3”), and incorporated herein by reference)
3.2		Bylaws (Filed as Exhibit 3.4 of Amendment No. 3, and incorporated herein by reference)
4.1		Specimen Stock Certificate (Filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”), and incorporated herein by reference)
4.2		Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (Filed as Exhibit 4.2 of Form S-1, and incorporated herein by reference)
4.3		Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (Filed as Exhibit 4.3 of Form S-1, and incorporated herein by reference)
4.4		Form of Common Stock Warrant issued in connection with the Series E Preferred Stock and Warrant Purchase Agreement dated February 21, 2005, among the Company and the purchasers of the Company’s Series E Preferred Stock (Filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2006, and incorporated herein by reference)
10	.1*	1996 Stock Option Plan (Filed as Exhibit 10.1 of Form S-1, and incorporated herein by reference)
10	.2*	1998 Stock Plan (Filed as Exhibit 10.2 of Form S-1, and incorporated herein by reference)
10	.3*	2005 Equity Incentive Plan (Filed as Exhibit 10.3 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on May 23, 2005 (Registration No. 333-123154) (“Amendment No. 4”), and incorporated herein by reference)
10	.4*	2005 Equity Incentive Plan — Form of Incentive Stock Option Agreement for Executive Officers and Directors (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005, and incorporated herein by reference)
10	.5*	2005 Equity Incentive Plan — Form of Nonstatutory Stock Option Agreement for Executive Officers and Directors (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005, and incorporated herein by reference)
10	.6*	2005 Employee Stock Purchase Plan, as amended (Filed as Exhibit 10.4 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on June 13, 2005 (Registration No. 333-123154) (“Amendment No. 6”), and incorporated herein by reference)
10	.7*	Letter Agreement dated November 15, 2004 with John R. Kilcoyne (Filed as Exhibit 10.7 of Form S-1, and incorporated herein by reference)
10	.8*	Letter Agreement dated November 5, 2003 with Robert A. Stern (Filed as Exhibit 10.8 of Form S-1, and incorporated herein by reference)
10	.9*	Letter Agreement dated June 12, 1998 with Tom M. Holdych (Filed as Exhibit 10.9 of Form S-1, and incorporated herein by reference)
10	.10*	Letter Agreement dated May 23, 2003 with Edward F. Ruppel, Jr. (Filed as Exhibit 10.10 of Form S-1, and incorporated herein by reference)
10	.11*	Letter Agreement dated October 25, 2004 with Eckhard H. Reitz (Filed as Exhibit 10.13 of Form S-1, and incorporated herein by reference)
10	.12*	Letter Agreement dated February 16, 2005 with Robert C. Colloton (Filed as Exhibit 10.23 of Amendment No. 6, and incorporated herein by reference)
10.13		Office Lease dated June 6, 2005 between the Registrant and WW/LJ GATEWAYS LTD., a California limited partnership, for office space located at 821 Fox Lane in San Jose, California (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005, and incorporated herein by reference)
10	.14†	Distribution Agreement, dated September 30, 2005, between Micrus Endovascular Corporation and Goodman Co., Ltd. (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10.15		Share Purchase Agreement, dated September 20, 2005, between Mark Ellis and James Mackenzie and Micrus Endovascular Corporation (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 26, 2005, and incorporated herein by reference)

Exhibit
Number		Description

10	.16†	License Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.17†	Contract Manufacturing Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.18†	Agreement for Sharing Development Costs, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.19†	Support Services Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.20†	Technology Transfer Agreement, effective July 28, 2005, between Micrus Endovascular Corporation and Vascular FX (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)
10	.21†	License, Development and Distribution Agreement, effective January 6, 2006, between Micrus Endovascular Corporation and Biotronik AG (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on June 16, 2006 and incorporated herein by reference)
10.22		Form of Director and Executive Officer Indemnification Agreement (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007)
10	.23*	Amended and Restated Employee Cash Bonus Plan with respect to Executive Officers (Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007)
10	.24†	Amendment No. 1 to Distribution Agreement, dated September 20, 2007, between Micrus Endovascular Corporation and Goodman Co., Ltd. (Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007)
10	.25†	Distribution Agreement, dated July 31, 2007, between Micrus Endovascular Corporation and Beijing Tianxinfu Medical Appliance Co. Ltd. (Filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007)
10	.26†	Stock Purchase Agreement, dated October 26, 2007, between Micrus Endovascular Corporation, ReVasc Technologies, Inc. and The Cleveland Clinic Foundation which includes as an exhibit thereto the Amended and Restated License Agreement, dated October 26, 2007, between ReVasc Technologies, Inc. and The Cleveland Clinic Foundation (Filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2008)
10	.27*	Letter Agreement dated November 12, 2007 with Gordon Sangster (Filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2008)
10	.28*	Form of Acceleration Agreement (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 29, 2008, and incorporated herein by reference)
10	.29#*	New Product Bonus Incentive Program with respect to Executive Officers
21	.1#	List of Subsidiaries
23	.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.1#	Powers of Attorney (appears on the signature page of this form)
31	.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

†	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.