Form 10-Q
period 2008-06-30
MICRUS ENDOVASCULAR CORP
filed 2008-08-11
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ____________

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
☐           Large accelerated filer        ☑    Accelerated filer        ☐    Non-accelerated filer        ☐    Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 4, 2008, there were 15,662,892 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	March 31,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$16,917	$25,526
Accounts receivable, net of allowance for doubtful accounts
of $98 at June 30, 2008 and $95 at March 31, 2008	9,474	11,297
Inventories	11,688	11,495
Prepaid expenses and other current assets	1,175	1,570
Deferred tax assets	110	-
Total current assets	39,364	49,888
Property and equipment, net	5,771	5,285
Goodwill	9,006	8,549
Intangible assets, net	6,716	7,153
Deferred tax assets	9	9
Other assets	1,323	1,448
Total assets	$62,189	$72,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,036	$3,680
Accrued payroll and other related expenses	4,547	7,930
Deferred tax liabilities	-	43
Accrued liabilities	8,238	9,431
Total current liabilities	16,821	21,084
Deferred tax liabilities	247	314
Other non-current liabilities	1,748	2,754
Total liabilities	18,816	24,152
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding:15,647,912 shares at June 30, 2008 and 15,614,760 shares
at March 31, 2008	156	156
Additional paid-in capital	121,770	119,897
Accumulated other comprehensive loss	(589)	(511)
Accumulated deficit	(77,964)	(71,362)
Total stockholders' equity	43,373	48,180
Total liabilities and stockholders' equity	$62,189	$72,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended
	June 30,
	2008	2007
Revenues	$18,324	$16,790
Cost of goods sold	4,593	3,735
Gross profit	13,731	13,055
Operating expenses:
Research and development	2,973	1,965
Sales and marketing	8,118	6,510
General and administrative	9,562	6,276
Total operating expenses	20,653	14,751
Loss from operations	(6,922)	(1,696)
Interest income	110	360
Interest expense	(4)	-
Other income (expense), net	(2)	78
Loss before income taxes	(6,818)	(1,258)
Provision (benefit) for income taxes	(216)	135
Net loss	$(6,602)	$(1,393)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.42)	$(0.09)
Weighted-average number of shares used in per share calculations:
Basic and diluted	15,621	15,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,602)	$(1,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	806	791
Provision for doubtful accounts	3	23
Loss on disposal of equipment	-	27
Provision for excess and obsolete inventories	30	153
Unremitted issuance of stock for tentative settlement of patent litigation	1,650	-
Stock-based compensation	1,549	1,056
Deferred income taxes	(217)	-
Changes in operating assets and liabilities, net of effect of acquisitions and tentative settlement of patent litigation:
Accounts receivable	1,684	(873)
Inventories	(255)	(1,466)
Prepaid expenses and other current assets	386	(363)
Other assets	122	6
Accounts payable	369	186
Accrued payroll and other related expenses	(3,362)	(2,101)
Accrued liabilities	549	277
Other non-current liabilties	(1,003)	(76)
Net cash used in operating activities	(4,291)	(3,753)

Cash flows from investing activities:
Acquisition of property and equipment	(843)	(487)
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	(3,454)	(2,232)
Earn-out payment in connection with acquisition of VasCon, LLC	(378)	-
Net cash used in investing activities	(4,675)	(2,719)

Cash flows from financing activities:
Proceeds from exercise of stock options	302	522
Net cash provided by financing activities	302	522

Effect of foreign exchange rate changes on cash	55	(28)
Net decrease in cash and cash equivalents	(8,664)	(5,950)
Cash and cash equivalents at beginning of period	25,526	34,536
Cash and cash equivalents at end of period	$16,917	$28,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Formation and Business of the Company

Micrus Endovascular Corporation (the “Company”) was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. The Company’s products are used by interventional neuroradiologists, interventional neurologist, and neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis, which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.

Interim unaudited financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 which was filed with the SEC on June 12, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at March 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP.

The results of operations for the interim periods ended June 30, 2008 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2009, or any future period.

Liquidity

The Company has incurred net losses since inception. Management believes that the Company’s current cash position as of June 30, 2008 and the cash expected to be generated from product sales will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that the Company will be profitable in the foreseeable future. To the extent that existing cash and cash generated from operations are insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all.

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s international subsidiaries use their local currency as the functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet date. Revenue, expense, gain and loss accounts are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported total assets, stockholders’ equity or net loss.

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

Revenue recognition – sales made to Latin American distributors

Sales made to the Company’s Latin American distributors are made according to similar contractual terms as sales made to other customers. However, due to historically longer delays in receiving payments and a higher level of write-offs relating to our Latin American distributors, the Company had concluded in previous fiscal periods that collectibility was not reasonably assured at the time that the customer took title to the inventory on sales to Latin American customers. Accordingly, the Company had recognized revenues from its sales to Latin American distributors when cash was collected. The Company has evaluated its experience with its Latin American distributors and has concluded that collectibility is now reasonably assured upon shipment, and began recognizing revenue upon shipment to these distributors in the quarter ended June 30, 2008. Revenues recognized upon shipment on sales made to the Company’s Latin American distributors were $0.7 million for the three months ended June 30, 2008. Additionally, the deferred revenue balance at March 31, 2008 of $0.7 million for these customers and the related cost of goods sold of $273,000 that had been deferred has been recognized as revenue and cost of goods sold, respectively, in the three months ended June 30, 2008.

Revenues recognized for the Company’s Latin American distributors were $349,000 for the three months ended June 30, 2007. Revenues recognized for these customers were $1.6 million, $1.1 million and $0.8 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Comprehensive loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Accumulated other comprehensive loss as of June 30, 2008 and March 31, 2008 was comprised entirely of foreign currency translation adjustments. Total comprehensive loss for the three months ended June 30, 2008 and 2007 was $6.7 million and $1.4 million, respectively. This included other comprehensive loss of ($78,000) and ($42,000) respectively, related to foreign currency translation adjustments.

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

Anti-dilutive securities

The following outstanding stock options, employee stock purchase plan shares and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three months ended
	June 30,
	2008	2007
Shares issuable upon exercise of common stock options	4,095	3,239
Shares issuable upon settlement of restricted stock units	4	7
Shares issuable under employee stock purchase plan	36	16
	4,135	3,262

Stock-based compensation

The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan which enables employees to purchase the Company’s common stock.

On April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of transition, under which prior periods were not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

Recent accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141R (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations completed on or after the date of adoption. The Company is currently evaluating the impact of adopting SFAS 141R on the Company’s consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued Financial Standard Position (“FSP”) SFAS 157-2, “Effective Date for FASB Statement No. 157.” This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). FSP SFAS 142-3 is effective for the Company on April 1, 2009. The Company is currently evaluating the impact of adopting FSP SFAS 142-3 on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flow.

Note 3 —  Fair Value Measurements

Effective April 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157 did not materially impact the Company’s consolidated financial position and results of operations.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The following table presents assets measured at fair value on a recurring basis at June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Money Market Mutual Funds	$13,013	$-	$-	$13,013

The Company’s financial liabilities that are required to be carried at fair value at June 30, 2008 were not material.

Note 4 — Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Raw materials	$2,037	$2,154
Work-in-progress	2,183	1,667
Finished goods	3,202	3,002
Consigned inventory	4,198	4,331
Inventory held by distributor	68	341
	$11,688	$11,495

Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.

Inventory held by distributor at June 30, 2008 was held by the Company’s Chinese distributor (see Note 2 in Notes to Condensed Consolidated Financial Statements). Inventory held by distributors at March 31, 2008 consists of $273,000 in inventory that was held by the Company’s Latin American distributors and $68,000 in inventory that was held by the Company’s Chinese distributor.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Computer equipment and software	$1,793	$1,728
Furniture, fixtures and equipment	5,568	5,403
Leasehold improvements	1,014	1,010
Construction in progress	1,040	447
Total cost	9,415	8,588
Less accumulated depreciation and amortization	(3,644)	(3,303)
	$5,771	$5,285

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Balance beginning of period	$8,549	$5,552
Addition related to Neurologic earn-out payment	457	2,997
Balance end of period	$9,006	$8,549

At March 31, 2008, the Company accrued for additional consideration of approximately $3.0 million for the third year earn-out associated with the purchase of Neurologic UK Ltd. (“Neurologic”), which was recorded as goodwill and paid the accrued earn-out in April 2008. In June 2008, the Company paid the final earn-out for periods April and May of approximately $457,000.

Intangible assets, net

Intangible assets, net, consisted of the following (in thousands):

	Useful	Gross Carrying Amount			Accumulated Amortization			Net
	Life	March 31,	Additions	June 30	March 31,	(Additions)	June 30,	June 30,	March 31,
	(Years)	2008		2008	2008		2008	2008	2008
Existing process technology	7	$4,590	$-	$4,590	$(874)	$(164)	$(1,038)	$3,552	$3,716
Distribution agreements	5	2,300	-	2,300	(1,164)	(115)	(1,279)	1,021	1,136
Capitalized license fee	7	1,565	-	1,565	(336)	(56)	(392)	1,173	1,229
Patents - microcoil	10	1,100	-	1,100	(880)	(27)	(907)	193	220
Non-compete agreements	6	700	-	700	(294)	(29)	(323)	377	406
Customer relationships	5	900	-	900	(454)	(46)	(500)	400	446
		$11,155	$-	$11,155	$(4,002)	$(437)	$(4,439)	$6,716	$7,153

Amortization of intangible assets included in the results of operations is as follows (in thousands):

	Three months ended
	June 30,
	2008	2007

Cost of goods sold	$220	$260
Operating expenses	217	217
Total	$437	$477

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization
2009 (remaining 9 months)	$1,309
2010	1,746
2011	1,298
2012	935
2013	879
Thereafter	549
Total	$6,716

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Accrued bonuses	$1,164	$2,642
Accrued salaries	534	1,071
Accrued vacation	1,892	1,750
Accrued 401K	68	-
Accrued commissions	455	1,660
Accrued payroll taxes	434	807
	$4,547	$7,930

Accrued liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Tentative settlement of patent litigation with Boston Scientific	$1,650	$-
Milestone fee to The Cleveland Clinic Foundation	1,500	500
Professional fees	1,452	1,715
VAT payable	540	560
Accrued travel and entertainment	471	492
Biotronik AG development costs	282	443
Development costs	173	288
Milestone fee to Genesis Medical Interventional, Inc.	150	150
Deferred revenue from Japan distribution agreement	113	113
Earn-out payment in connection with Neurologic acquisition	-	2,997
Earn-out payment in connection with VasCon, LLC	-	378
Other	1,907	1,795
	$8,238	$9,431

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Contingent purchase price	$1,218	$1,218
Deferred revenue from Japan distribution agreement	253	281
Swiss pension plan obligation	80	82
Milestone fee to The Cleveland Clinic Foundation	-	1,000
Other non-current liabilities	197	173
	$1,748	$2,754

The negative goodwill of $1.6 million associated with the purchase of VasCon  has been recorded as a contingent purchase price. The amount is being reduced by any earned contingent consideration of up to $10.0 million that will be paid over the next three years, with any additional contingent consideration being recorded as goodwill. The Company paid the first year earn-out of approximately $378,000 in April 2008.

Note 5 — Income Taxes

The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income tax. For the three months ended June 30, 2008, the Company recorded an income tax benefit of approximately $216,000. The income tax benefit for the three months ended June 30, 2008 includes income tax benefit of $150,000 related to net operating losses for its Swiss subsidiary, and a non-current tax benefit of approximately $66,000 for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic transaction which are amortized for tax purposes and the tax benefit from net operating losses for its United Kingdom subsidiary.

As of March 31, 2008, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $42.5 million, $27.6 million and $1.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2013 and the foreign NOLs will expire beginning in 2013. The Company also has federal and state tax research and development credit carryforwards of approximately $1.2 million and $1.1 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of its ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, the Company has recorded a valuation allowance at June 30, 2008 to offset its federal and state deferred tax assets.

Since the implementation of FIN 48, the Company has recognized a $232,000 increase in its unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. At June 30, 2008, the Company had no accrued interest or penalties related to tax contingencies.

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

FCPA investigation

In August 2004, while reviewing sales and payment procedures, the Company identified certain payments made to physicians outside the United States that may have violated the Foreign Corrupt Practices Act (“FCPA”) and the laws of certain foreign countries. In September 2004, following an internal investigation, the Company voluntarily disclosed to the United States Department of Justice (“DOJ”) the factual information obtained in its internal investigation of potential violations of the FCPA.

After reviewing the results of the internal investigation and the compliance procedures implemented by the Company, the DOJ entered into an agreement (the “DOJ Agreement”) with the Company in February 2005. Pursuant to that agreement, the DOJ agreed not to prosecute the Company for the conduct disclosed to the DOJ, and the Company agreed to various conditions, including establishing policies and procedures to assure compliance with the FCPA and other relevant anti-bribery laws, retaining an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to its compliance with the DOJ Agreement and to monitor its implementation of and adherence to FCPA compliance policies and procedures, and fully cooperating with the DOJ, the independent monitor, and the SEC.

The monitor filed his final report with the DOJ in May 2008, and in July 2008, the DOJ confirmed that the monitorship had concluded. The Company has reaffirmed its commitment to take all reasonable steps to ensure that it remains in compliance with the FCPA.

The payments made to physicians in France, Germany, Spain and Turkey also may likely have violated the applicable laws in those foreign jurisdictions. The Company has not been notified by the authorities in France, Germany, Spain or Turkey whether or not such authorities intend to bring any action or impose any penalties on us relating to our activities in their respective countries. Therefore, we are unable to determine at this time what penalties or other sanctions, if any, such authorities may impose as a result of such violations. Such amounts could be material to the financial position, results of operations or cash flows of the Company.

Patent litigation

In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively “Boston Scientific”), filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that the Company’s embolic coil products infringe two patents (United States Patent Nos. 5,895,385 (the “’385 Patent”) and 6,010,498 (the “’498 Patent”)) owned by the Regents of the University of California (the “Regents”) and exclusively licensed to Boston Scientific and that this infringement is willful. Sales of the Company’s embolic coil products currently represent approximately 94% of the Company’s revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than the Company.

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

In January 2005, Boston Scientific filed a motion to dismiss the Company claims for disparagement, interference with prospective economic advantage and unfair business practices. In June 2008, the court issued an order dismissing these claims without prejudice and granting the Company leave to amend its counterclaims. The Company filed amended counterclaims in July 2008. Boston Scientific has not responded to the Company’s amended counterclaims.

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

On January 18, 2008, in the Cordis case, the district court granted Boston Scientific’s motion for summary judgment that Cordis’ TRUFILL Detachable Coil System infringed claim 7 of the ’385 Patent under the doctrine of equivalents. On January 25, 2008, the district court granted Boston Scientific’s motion for summary judgment against Cordis that claims 10 and 35 of the ’385 patent, and claims 1, 3, 7, 9, and 10 of the ’498 patent, are not invalid for having been on-sale or in public use before the statutory bar period. On March 21, 2008, the district court granted-in-part Boston Scientific’s motion for summary judgment that the ’385 patent and ’498 patent are not unenforceable for inequitable conduct. The district court also denied-in-part Boston Scientific’s motion on the ground that triable issues of fact remained concerning the patent applicants’ representations to the patent examiner during the application process. The district court’s determinations on the validity and enforceability of the ’385 and ’498 patents are important because

Boston Scientific is asserting these same patents against the Company in its lawsuit and the Company is alleging that these patents are invalid and unenforceable.

In October 2004, Cordis requested ex parte reexamination of certain claims in Boston Scientific’s ’385 and ’498 patents. In April 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ’498 patent, apparently confirming all of the claims of that patent. In December 2006, the USPTO issued a Notice of Allowance for the ’385 patent in which it apparently confirmed the patentability of the claims in that patent.

The Company is currently in the process of negotiating a settlement with Boston Scientific and the U.C. Regents (which licensed some of the patents-in-suit to Boston Scientific but is not a party to the lawsuit).  These negotiations currently contemplate the issuance by the Company of approximately $1.7 million in stock that would accompany patent cross-licenses between the Company and Boston Scientific.  The accrued cost of approximately $1.7 million in connection with the tentative settlement of patent litigation with Boston Scientific was recorded as general and administrative expense in the first quarter of fiscal 2009. This issuance of stock, together with a payment of approximately $1.0 million by Boston Scientific to the U.C. Regents, would be made to the U.C. Regents to satisfy the Regents' claim related to these patents. However, there can be no assurance that a settlement agreement will be finalized on these or any terms.

Note 7 — Stock-based Compensation

Stock options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of June 30, 2008, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 Plan or the 1998 Plan. As of June 30, 2008, there were no outstanding options under the 1996 Plan and 1,056,976 outstanding options under the 1998 Plan. As of June 30, 2008, there were 4,304,313 remaining shares reserved for issuance under the 2005 Plan, of which 1,262,841 were available for grant, 3,038,139 shares were subject to outstanding options and 3,333 shares were subject to outstanding restricted stock units. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.

2005 Employee stock purchase plan

The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s initial public offering. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of June 30, 2008, there were 678,572 shares reserved for issuance under the Purchase Plan.

Stock-based compensation

On April 1, 2006, the Company adopted the provisions of SFAS 123R. The Company’s financial statements for the three months ended June 30, 2008 and 2007 reflect the impact of SFAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three months ended
	June 30,
	2008	2007

Employee Stock Option Plans
Expected term (in years)	6	6
Volatility	35%	42%
Risk-free interest rate	3.3%	4.8%
Expected dividend yield	0%	0%
Weighted average fair value at date of grant	$4.52	$10.96

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5
Volatility	49%	41%
Risk-free interest rate	3.0%	5.1%
Expected dividend yield	0%	0%

The fair value of each purchase right granted under the Company’s Purchase Plan during the three months ended June 30, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

The stock-based compensation expense related to SFAS 123R is as follows (in thousands):
	Three months ended
	June 30,
	2008	2007
Cost of goods sold	$117	$110
Research and development	169	112
Sales and marketing	441	240
General and administrative	822	535
Total	$1,549	$997

Additionally, approximately $178,000 and $115,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory as of June 30, 2008 and 2007, respectively.

As of June 30, 2008, there was approximately $14.1 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period of 2.7 years.

Stock-based compensation expense recognized for the three months ended June 30, 2008 and 2007 related to the amortization of deferred stock-based compensation was $0 and $53,000, respectively. The Company had fully recognized amortization of deferred stock-based compensation in the fourth quarter ending March 31, 2008.

Stock-based compensation expense recognized for the three months ended June 30, 2008 and 2007 related to non-employee options was $0 and $6,000, respectively. There were no unvested non-employee options for the three months ended June 30, 2008.

Total stock-based compensation expense included in the results of operations is as follows (in thousands):

	Three months ended
	June 30,
	2008	2007
Cost of goods sold	$117	$116
Research and development	169	112
Sales and marketing	441	245
General and administrative	822	583
Total	$1,549	$1,056

General stock option information

The following table sets forth the summary of stock options activity for the three months ended June 30, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at March 31, 2008	3,656	$13.02
Options granted	528	$11.35
Options exercised	(31)	$9.81
Options forfeited	(39)	$15.08
Options expired	(19)	$7.31
Options outstanding at June 30, 2008	4,095	$12.83	8.0	$13,244

Options exercisable at June 30, 2008	1,851	$9.83	7.0	$9,668

The total aggregate intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $90,000 and $1.4 million, respectively. The closed market value per share of the Company’s common stock as of June 30, 2008 was $14.02 per share as reported by The NASDAQ Stock Market.

The following table sets forth the summary of restricted stock units activity for the three months ended June 30, 2008:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Non-vested restricted stock units at March 31, 2008	7	$-
Awarded	-	$-
Released	(3)	$-
Forfeited	-	$-
Non-vested restricted stock units at June 30, 2008	4	$-	1.0	$47

Note 8 — Segment and Geographic Information

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three months ended
	June 30,
	2008	2007
United States	$8,696	$8,666
Japan	1,874	1,139
United Kingdom	1,943	2,255
Rest of the world	5,811	4,730
Total revenues	$18,324	$16,790

The Company’s long lived assets by geographic area were as follows (in thousands):

	June 30,	March 31,
	2008	2008
United States	$5,382	$4,907
United Kingdom	120	124
Rest of the world	269	254
	$5,771	$5,285

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. The Company has determined it operates in four business segments, the Americas, Europe (excluding the United Kingdom), the United Kingdom and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Prior to the Company's annual report on Form 10-K for the fiscal year ended March 31, 2008, the Company's Europe (excluding the United Kingdom) and the United Kingdom segments were aggregated as a single business segment. Prior year information in the tables that follow have been restated to conform with the current year classification.

Revenues and gross profit for these segments were as follows (in thousands):

	Three months ended
	June 30,
	2008	2007
Revenues:
Americas	$10,533	$9,474
Europe (excluding the United Kingdom)	3,702	3,613
United Kingdom	1,943	2,255
Asia Pacific	2,146	1,448
Total	$18,324	$16,790
Gross Profit:
Americas	$8,141	$7,950
Europe (excluding the United Kingdom)	2,681	2,464
United Kingdom	1,522	1,728
Asia Pacific	1,387	913
Total	$13,731	$13,055

The Company’s total assets by operating segment were as follows (in thousands):

	June 30,	March 31,
	2008	2008
Americas	$42,868	$52,043
Europe (excluding the United Kingdom)	6,273	7,265
United Kingdom	13,048	13,024
	$62,189	$72,332

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

Overview

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis, which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease including microcatheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists, interventional neurologists and neurosurgeons, and by entering new geographic territories such as Asia where we commenced selling our products in Japan through our distribution partner, Goodman, Co., LTD (“Goodman”), in March 2006. Additionally, on July 31, 2007, we entered into an exclusive distribution agreement with Beijing Tianxinfu Medical Appliances Co., LTD (“TXF Medical”) to market our products in China upon receiving regulatory approvals.

Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products and accessories for use with our microcoils, which accounted for approximately 4% and 5% of our revenues in the first quarter of fiscal 2009 and 2008, respectively. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, the United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, and remain on site, free of charge until used.

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

Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our product offerings in the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched six new products in the last 24 months, including microcoils, stents, microcatheters and guidewires. During the first quarter of fiscal 2009, we began beta evaluation on two new products — the DeltaPaq™ microcoil system and Neuropath Guidecatheter. The DeltaPaq microcoil system is a new product line of our microcoil intended for endovascular embolization of intracranial aneurysms, other neurovascular abnormalities and are also intended for arterial and venous embolizations in the peripheral vasculature. The Neuropath Guidecatheter is used as a conduit for delivery of the microcatheter or other devices to the aneurysm. We intend to continue this product line expansion with the goal of continuing to increase our per-procedure revenue.

 In June 2008, we obtained CE Mark authorization for our PHAROS™ Vitesse™ intracranial stent for commercial distribution in the European Union and all other countries recognizing the CE Mark. The PHAROS Vitesse is our second generation balloon-expandable stent for intracranial ischemic stenosis and wide-neck aneurysm treatment. We will begin selling the PHAROS Vitesse stent in the approved geographies through our direct sales and distribution networks in the second quarter of fiscal 2009. Additionally, we plan to pursue regulatory authorization in the United States  (“U.S.”) for our PHAROS Vitesse stent, which we believe represents a significant market opportunity for us. We have received U.S. Food and Drug Administration conditional approval of our PHAROS Vitesse Intracranial Stent Study for Ischemic Therapy (VISSIT) clinical trial designed to compare the clinical outcomes between patients treated with our stent and another medical therapy. We are in the process of initiating study sites in the United States, Europe and China.

We also intend to continue to expand our direct sales force in the North America and Europe as necessary and enter the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and in July 2008, we received regulatory approval to sell our Cerecyte microcoils in Japan. We recorded product sales to Goodman of $1.9 million and $1.1 million in the first quarter of fiscal 2009 and 2008, respectively. We are also preparing to enter China and have selected TXF Medical to be our distributor in China. We will begin selling our products in China upon receiving regulatory approvals. However, the timing of these approvals are uncertain due to a pending review by the Chinese State Food and Drug Administration (SFDA) of drug and medical device approvals granted during the term of the former SFDA minister. We believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. As a result, we did not recognize revenues from sales in China in the first quarter of fiscal 2009. We do not expect to recognize revenues from sales in China this fiscal year.

We currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash and cash expected to be generated from product sales.

We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $69.2 million in fiscal 2008. Our revenues were $18.3 million in the first quarter of fiscal 2009.

Since inception, we have been unprofitable. We have incurred net losses of $8.3 million in fiscal 2006, $5.5 million in fiscal 2007, $16.3 million in fiscal 2008 and $6.6 million in the first quarter of fiscal 2009. As of June 30, 2008, we had cash and cash equivalents of $16.9 million. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that we will be profitable in the foreseeable future as we expand our research and development, manufacturing, and sales activities and expand geographically. As of June 30, 2008, we had an accumulated deficit of $78.0 million.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the three months ended June 30, 2008 and 2007:

	Three months ended
	June 30,
	2008	2007

Consolidated Statements of Operations Data:
Revenues	100%	100%
Cost of goods sold	25%	22%
Gross profit	75%	78%
Operating expenses:
Research and development	17%	12%
Sales and marketing	44%	39%
General and administrative	52%	37%
Total operating expenses	113%	88%
Loss from operations	(38%)	(10%)
Interest income	1%	2%
Interest expense	0%	0%
Other income (expense), net	0%	1%
Loss before income taxes	(37%)	(7%)
Provision (benefit) for income taxes	(1%)	1%
Net loss	(36%)	(8%)
Accretion of redeemable convertible preferred stock to

Three Months Ended June 30, 2008 and 2007

Revenues
	Three months ended
	June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Americas	$10,533	$9,474	$1,059	11%
Europe (excluding the United Kingdom)	3,702	3,613	89	2%
United Kingdom	1,943	2,255	(312)	(14%)
Asia Pacific	2,146	1,448	698	48%
Total Revenues	$18,324	$16,790	$1,534	9%

Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. The overall increase in revenues in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate, expansion of our direct and distributor sales force and the introduction of new products.

Revenues from embolic coils increased 11% to $17.5 million for the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily due to the increased market penetration of the Cashmere™ microcoil system launched in the third quarter of fiscal 2008 and an increase in distributor sales primarily in Japan and Latin America. Revenues from Asia Pacific increased to $2.1 million in the first quarter of fiscal 2009 and included product sales to our distributor in Japan of $1.9 million, compared with revenues of $1.4 million in the first quarter of fiscal 2008 which included sales of $1.1 million to our distributor in Japan. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan which had a favorable impact on product sales to our distributor in Japan in the quarter. Revenues from Latin America increased to $1.3 million in the first quarter of fiscal 2009 compared with revenues of $374,000 in the first quarter of fiscal 2008 primarily due to the recognition of  approximately $0.7 million in the quarter resulting from a change in our revenue recognition policy for sales made to Latin American distributors from a cash collection basis to upon shipment basis (see Note 2 in Notes to Condensed Consolidated Financial Statements) and an overall increase in product sales to our distributors in the region. Procedure volume in the United Kingdom slowed in the first quarter of fiscal 2009, resulting in a decline in revenue to $1.9 million compared with revenues of $2.3 million in the first quarter of fiscal 2008. Revenues from our non-embolic and accessories products were $0.8 million in the first quarter of fiscal 2009 compared with revenues of $0.9 million in the first quarter of fiscal 2008. We expect our embolic and non-embolic sales to increase in the future as a result of market growth, continued market penetration of products released during the past two years and our planned launch of the next-generation microcoil system and an occlusion balloon catheter family. Products introduced in the past 24 months comprised 22% of our revenues in the first quarter of fiscal 2009.

In July 2008, we received regulatory approval to sell our Cerecyte microcoils in Japan, and we will begin shipping these products to Goodman in the second quarter of fiscal 2009. We will also begin selling our products in China upon receiving regulatory approvals. However, the timing of product approvals in China will be delayed due to a pending review by the SFDA of drug and medical device approvals granted during the term of the former SFDA minister. We currently believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. As a result, we did not recognize revenues from sales in China in the first quarter of fiscal 2009. We do not expect to recognize revenues from sales in China this fiscal year.

Gross Profit
	Three months ended
	June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Cost of goods sold	$4,593	$3,735	$858	23%
Gross profit	$13,731	$13,055	$676	5%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, LLC (“VasCon”), amortization of capitalized license technology associated with our PHAROS stent product and royalties related to certain access device products. The increase in cost of goods sold during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was primarily related to the increase in sales of our products.

Gross margin was 75% in the first quarter of fiscal 2009 and 78% in the first quarter of fiscal 2008. The decrease was primarily due to higher sales to distributors at lower margins primarily in Japan and Latin America. We expect our gross margin to fluctuate in future periods based on the mix of our product sales and the level of distributor sales.

Operating Expenses

Research and Development

	Three months ended
	June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Research and development	$2,973	$1,965	$1,008	51%

Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to an increase of $498,000 related to increased headcount and an increase of $321,000 related to product testing, outside services and supplies.

Sales and Marketing

	Three months ended
	June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Sales and marketing	$8,118	$6,510	$1,608	25%

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to an increase of $0.6 million in travel, recruiting and personnel costs due to an increase in sales and marketing personnel in the North America, Europe and Asia, an increase of $420,000 in sales incentives resulting from the higher level of sales and changes in the sales compensation structure, an increase of $197,000 in trade show, meeting and conference costs, as well as an increase of $196,000 in stock-based compensation expense.

General and Administrative

	Three months ended
	June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
General and administrative	$9,562	$6,276	$3,286	52%

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, regulatory, insurance, and professional services. Professional services are principally comprised of outside legal, audit and Sarbanes Oxley compliance. General and administrative expenses increased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to the accrued costs of approximately $1.7 million in connection with the tentative settlement of patent litigation with Boston Scientific, an increase of $0.7 million related to higher finance and administrative personnel costs due to increased headcount, an increase of $335,000 in legal fees primarily related to professional fees for the services of attorneys and third-party accountants in connection with the United States Department of Justice monitorship, which has now concluded and an increase of $239,000 in stock-based compensation expense.

     Other Income, Net

Other income, net consists primarily of interest and investment income and foreign currency gains and losses. Total other income, net decreased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due to a decrease in interest income resulting from lower average cash and cash equivalent balances earning interest.

	Three months ended
	June 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Interest income	$110	$360	$(250)	(69%)
Interest expense	(4)	-	(4)	0%
Other income (expense), net	(2)	78	(80)	(103%)
Total other income, net	$104	$438	$(334)	(76%)

Income Taxes

We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income tax. For the three months ended June 30, 2008, we recorded an income tax benefit of approximately $216,000. The income tax benefit for the three months ended June 30, 2008 includes income tax benefit of $150,000 related to net operating losses for our Swiss subsidiary, and a non-current tax benefit of approximately $66,000 for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic transaction which are amortized for tax purposes and the tax benefit from net operating losses for our United Kingdom subsidiary.

As of March 31, 2008, we had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $42.5 million, $27.6 million and $1.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2013 and the foreign NOLs will expire beginning in 2013. We also have federal and state tax research and development credit carryforwards of approximately $1.2 million and $1.1 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at June 30, 2008 to offset our federal and state deferred tax assets.

Since the implementation of FIN 48, we have recognized a $232,000 increase in our unrecognized tax benefits. We do not expect our unrecognized tax benefits to change significantly over the next twelve months. At June 30, 2008, we had no accrued interest or penalties related to tax contingencies.

Liquidity and Capital Resources

	Three months ended
	June 30,
	2008	2007
	(in thousands)
Cash flow activities:
Net cash used in operating activities	$(4,291)	$(3,753)
Net cash used in investing activities	$(4,675)	$(2,719)
Net cash provided by financing activities	$302	$522

Since our inception, we have funded our operations primarily through issuances of stock and related warrants.

As of June 30, 2008, we had cash and cash equivalents of $16.9 million, compared to $25.5 million at March 31, 2008. We believe that our current cash position and the cash expected to be generated from product sales will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in operating activities was $4.3 million during the first quarter of fiscal 2009 compared to $3.8 million during the first quarter of fiscal 2008. Net cash used in operating activities during the first quarter of fiscal 2009 resulted primarily from operating losses, an increase in inventory due to an increase in the number of consignment locations, an increase in the number of units in existing consignment locations due to new products released and the buildup of finished goods inventory in anticipation of future sales upon regulatory approvals in Japan, a decrease in accrued payroll and related expenses attributable to the payment of fiscal 2008 employee cash bonuses and a decrease in other non-current liabilities primarily due to a reclass of an accrued milestone payment from long-term to short-term. These factors were partially offset by a decrease in accounts receivable resulting from lower revenues during the quarter, a decrease in prepaid expense and other assets, an increase in accounts payable due to timing of payments made to our vendors, an increase in accrued liabilities due to a reclass of an accrued milestone payment from long-term to short-term, and non-cash items such as unremitted issuance of stock for tentative settlement of patent litigation, stock-based compensation expense primarily due to SFAS 123R, depreciation and amortization, deferred tax benefit and provision for excess and obsolete inventories.

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

Net cash used in investing activities was $4.7 million during the first quarter of fiscal 2009 compared to $2.7 million during the first quarter of fiscal 2008. Net cash used in investing activities during the first quarter of fiscal 2009 was related to the earn-out payment associated with the purchase of Neurologic and VasCon and the purchase of capital equipment.

Net cash used in investing activities during the first quarter of fiscal 2008 was primarily related to the earn-out payment associated with the purchase of Neurologic and the purchase of capital equipment.

Net cash provided by financing activities was $302,000 during the first quarter of fiscal 2009 compared to $522,000 during the first quarter of fiscal 2008. Net cash provided by financing activities during the first quarter of fiscal 2009 and 2008 consisted of proceeds from the exercise of stock options.

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

Our significant accounting policies are fully described in Note 2 to our Consolidated Financial Statements included in our annual report filed on Form 10-K for the fiscal year ended March 31, 2008, that was filed with the SEC on June 12, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations completed on or after the date of adoption. We are currently evaluating the impact of adopting SFAS 141R on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued Financial Standard Position (“FSP”) SFAS 157-2, “Effective Date for FASB Statement No. 157.” This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). FSP SFAS 142-3 is effective for us on April 1, 2009. We are currently evaluating the impact of adopting FSP SFAS 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on our consolidated financial position, results of operations or cash flow.

Contractual Obligations

We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.

As of June 30, 2008, our contractual commitments were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$7,228	$1,067	$3,046	$1,287	$1,828
Purchase obligations	4,089	4,089	-	-	-
Minimum milestone payments to The Cleveland Clinic	1,500	1,500	-	-	-
Milestone payment to Genesis	150	150	-	-	-
Total	$12,967	$6,806	$3,046	$1,287	$1,828

We paid the first year earn-out amount of $378,000 associated with the purchase of VasCon in April 2008. The future earn-out payments will be an amount not to exceed $10.0 million based on the sales and manufacturing performance of Micrus Design Technology, Inc. as set forth in the asset purchase agreement.

We are required to pay The Cleveland Clinic Foundation up to $5.0 million in payments upon the achievement of certain milestones set forth in the stock purchase agreement, with minimum milestone payments of at least $2.0 million to The Cleveland Clinic Foundation upon the earlier of achieving the milestones or October 26, 2010. The first milestone payment in the amount of $500,000 was paid in March 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $199,000 related to our loan with Micrus SA and a $67,000 decrease in our comprehensive loss from our investment in Micrus SA as of June 30, 2008. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize a $278,000 decrease in our comprehensive loss from our investment in Micrus UK as of June 30, 2008. A hypothetical 10% decline in the value of the Euro versus the Swiss franc would cause us to recognize a loss of $230,000 based on our foreign denominated receivables as of June 30, 2008.

In the first quarter of fiscal 2009, approximately 33% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.

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

At June 30, 2008, our cash and cash equivalent balance was $16.9 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $40,000 on an annual basis.

Item 4. Controls and Procedures

(1)	Disclosure controls and procedures

Our management, with the participation of our Chairman of the Board of Directors and Chief Executive Officer, John T. Kilcoyne, and our Chief Financial Officer, Gordon T. Sangster, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, they concluded that our disclosure controls and procedures as of June 30, 2008 were effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.

(2)	Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

FCPA Investigation

See the risk factor regarding international operations on page 34 below for a discussion of the FCPA investigation we carried out in 2004 and our resulting agreement with the Department of Justice.

The monitor filed his final report with the DOJ in May 2008, and in July 2008, the DOJ confirmed that the monitorship had concluded. We have reaffirmed our commitment to take all reasonable steps to ensure that we remain in compliance with the FCPA.

Patent Litigation

See the risk factor regarding patent litigation below on page 30 for a detailed discussion of our patent litigation with Boston Scientific Corporation.

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

We are is in the process of negotiating a settlement with Boston Scientific and the U.C. Regents (which licensed some of the patents-in-suit to Boston Scientific but is not a party to the lawsuit).  These negotiations currently contemplate the issuance by us of approximately $1.7 million in stock that would accompany patent cross-licenses between us and Boston Scientific.  The accrued cost of approximately $1.7 million in connection with the tentative settlement of patent litigation with Boston Scientific was recorded as general and administrative expense in the first quarter of fiscal 2009. This issuance of stock, together with a payment of approximately $1.0 million by Boston Scientific to the U.C. Regents, would be made to the U.C. Regents to satisfy the Regents' claim related to these patents. However, there can be no assurance that a settlement agreement will be finalized on these or any terms.

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

The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the first quarter of fiscal 2009, a substantial portion of our product sales were to approximately 148 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

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

In September 2004, Boston Scientific, filed a patent infringement suit in the United States District Court for the Northern District of California, alleging that our embolic coil products infringe two patents (United States Patent Nos. 5,895,385 (the “’385 Patent”) and 6,010,498 (the “’498 Patent”)) owned by the Regents of the University of California (the “Regents”) and exclusively licensed to Boston Scientific and that this infringement is willful. Sales of our embolic coil products currently represent approximately 94% of our revenues. Boston Scientific is a large, publicly-traded corporation with significantly greater financial resources than us.

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

In January 2005, Boston Scientific filed a motion to dismiss our claims for disparagement, interference with prospective economic advantage and unfair business practices. In June 2008, the court issued an order dismissing these claims without prejudice and granting us leave to amend our counterclaims. We filed amended counterclaims in July 2008. Boston Scientific has not responded to our amended counterclaims.

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

On January 18, 2008, in the Cordis case, the district court granted Boston Scientific’s motion for summary judgment that Cordis’ TRUFILL Detachable Coil System infringed claim 7 of the ’385 Patent under the doctrine of equivalents. On January 25, 2008, the district court granted Boston Scientific’s motion for summary judgment against Cordis that claims 10 and 35 of the ’385 patent, and claims 1, 3, 7, 9, and 10 of the ’498 patent, are not invalid for having been on-sale or in public use before the statutory bar period. On March 21, 2008, the district court granted-in-part Boston Scientific’s motion for summary judgment that the ’385 patent and ’498 patent are not unenforceable for inequitable conduct. The district court also denied-in-part Boston Scientific’s motion on the ground that triable issues of fact remained concerning the patent applicants’ representations to the patent examiner during the application process. The district court’s determinations on the validity and enforceability of the ’385 and ’498 patents are important because Boston Scientific is asserting these same patents against us in our lawsuit and we are alleging that these patents are invalid and unenforceable.

In October 2004, Cordis requested ex parte reexamination of certain claims in Boston Scientific’s ’385 and ’498 patents. In April 2007, the USPTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate for the ’498 patent, apparently confirming all of the claims of that patent. In December 2006, the USPTO issued a Notice of Allowance for the ’385 patent in which it apparently confirmed the patentability of the claims in that patent.

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

We are is in the process of negotiating a settlement with Boston Scientific and the U.C. Regents (which licensed some of the patents-in-suit to Boston Scientific but is not a party to the lawsuit).  These negotiations currently contemplate the issuance by us of approximately $1.7 million in stock that would accompany patent cross-licenses between us and Boston Scientific.  The accrued cost of approximately $1.7 million in connection with the tentative settlement of patent litigation with Boston Scientific was recorded as general and administrative expense in the first quarter of fiscal 2009. This issuance of stock, together with a payment of approximately $1.0 million by Boston Scientific to the U.C. Regents, would be made to the U.C. Regents to satisfy the Regents' claim related to these patents. However, there can be no assurance that a settlement agreement will be finalized on these or any terms.

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

Our industry is experiencing increased scrutiny by governmental authorities, which has led to increased compliance costs and potentially more rigorous regulation

The medical device industry is subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  These authorities have been increasing their scrutiny of certain activities of medical device companies, including their conduct of clinical trials, their handling of conflicts of interests and financial arrangements with health care providers and consultants, and their product promotional practices.  We anticipate that government authorities will continue to scrutinize our industry closely and we may be subject to more rigorous regulation by governmental authorities in the future.  This increased government scrutiny has lead us to incur increased costs on compliance, human resources costs and the diversion of management and employee focus and we anticipate that such costs will continue to increase.  Though we have adopted a number of compliance procedures in response to the increased scrutiny, we cannot assure you that our activities will not be subject to inquiry or greater action or oversight by governmental authorities or that we will be able to comply with any new regulations.  Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with applicable laws and regulations could result in substantial penalties and/or restrictions in our business activities and the sales of our products.

We have a limited operating history, have incurred significant operating losses since inception, and expect to continue to incur losses, and we cannot assure you that we will achieve profitability.

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $16.3 million, $5.5 million and $8.3 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. We incurred net losses of $6.6 million and $1.4 million in the first quarter of fiscal 2009 and 2008, respectively. As of June 30, 2008, we had an accumulated deficit of $78.0 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect our operating expenses to increase as we, among other things:

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

After reviewing the results of the internal investigation and the compliance procedures implemented by us, the DOJ entered into an agreement (the “DOJ Agreement”) with us in February 2005. Pursuant to that agreement, the DOJ agreed not to prosecute us for the conduct disclosed to the DOJ, and we agreed to various conditions, including establishing policies and procedures to assure compliance with the FCPA and other relevant anti-bribery laws, retaining an independent law firm to act as a monitor for purposes of reporting to the DOJ for a period of three years as to our compliance with the DOJ Agreement and to monitor our implementation of and adherence to FCPA compliance policies and procedures, and fully cooperating with the DOJ, the independent monitor, and the SEC. The monitor filed his final report with the DOJ in May 2008, and in July 2008, the DOJ confirmed that the monitorship had concluded. We have reaffirmed our commitment take all reasonable steps to ensure that we remain in compliance with the FCPA.

The payments we made to physicians in France, Germany, Spain and Turkey are also likely to have violated the applicable laws in those foreign jurisdictions. We have not been notified by the authorities in France, Germany, Spain or Turkey whether or not such authorities intend to bring any action or impose any penalties on us relating to our activities in their respective countries. Therefore, we are unable to determine at this time what penalties or other sanctions, if any, such authorities may impose on us as a result of such violations. Such amounts could be material to our financial position, results of operations or cash flows. We have been notified by the Swiss Federal Prosecutor that it does not intend to bring any action or impose any penalties on us relating to our activities in Switzerland.

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

A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2008, 2007 and 2006, revenues from customers outside the United States represented approximately 51%, 51% and 53%, respectively, of our revenues. For the first quarter of fiscal 2009, revenues from customers outside the United States represented 53% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first quarter of fiscal 2009, approximately 33% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pound sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted. Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus Endovascular SA (“Micrus SA”), our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition. We currently do not enter into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates.

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

Based on shares outstanding at June 30, 2008, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 52% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

See the Index to Exhibits on Page 47 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008

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

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

#	Filed herewith