Form 10-Q
period 2008-09-30
MICRUS ENDOVASCULAR CORP
filed 2008-11-10
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No☑

As of November 3, 2008, there were 15,729,592 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	March 31,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$12,690	$25,526
Accounts receivable, net of allowance for doubtful accounts
of $93 at September 30, 2008 and $95 at March 31, 2008	11,129	11,297
Inventories	11,814	11,495
Prepaid expenses and other current assets	1,732	1,570
Total current assets	37,365	49,888
Property and equipment, net	6,995	5,285
Goodwill	8,646	8,549
Intangible assets, net	6,292	7,153
Deferred tax assets	8	9
Other assets	486	1,448
Total assets	$59,792	$72,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,600	$3,680
Accrued payroll and other related expenses	6,498	7,930
Deferred tax liabilities	117	43
Accrued liabilities	5,904	9,431
Total current liabilities	15,119	21,084
Deferred tax liabilities	120	314
Other non-current liabilities	1,699	2,754
Total liabilities	16,938	24,152
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding:15,729,592 shares at September 30, 2008 and 15,614,760 shares
at March 31, 2008	157	156
Additional paid-in capital	124,124	119,897
Accumulated other comprehensive loss	(727)	(511)
Accumulated deficit	(80,700)	(71,362)
Total stockholders' equity	42,854	48,180
Total liabilities and stockholders' equity	$59,792	$72,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$20,792	$14,362	$39,116	$31,152
Cost of goods sold	5,614	3,151	10,207	6,886
Gross profit	15,178	11,211	28,909	24,266
Operating expenses:
Research and development	2,877	2,617	5,850	4,582
Sales and marketing	7,961	7,145	16,079	13,655
General and administrative	6,364	5,626	15,926	11,902
Total operating expenses	17,202	15,388	37,855	30,139
Loss from operations	(2,024)	(4,177)	(8,946)	(5,873)
Interest income	80	351	190	711
Interest expense	-	(2)	(4)	(2)
Other income (expense), net	(681)	282	(683)	360
Loss before income taxes	(2,625)	(3,546)	(9,443)	(4,804)
Provision (benefit) for income taxes	111	(534)	(105)	(399)
Net loss	$(2,736)	$(3,012)	$(9,338)	$(4,405)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.20)	$(0.60)	$(0.29)
Weighted-average number of shares used in per share calculations:
Basic and diluted	15,668	15,388	15,645	15,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,338)	$(4,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,634	1,595
Provision for doubtful accounts	1	(6)
Loss on disposal of equipment	2	22
Provision for excess and obsolete inventories	30	418
Stock-based compensation	3,110	2,179
Deferred income taxes	(95)	(389)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(380)	954
Inventories	(615)	(3,312)
Prepaid expenses and other current assets	(199)	(132)
Other assets	(31)	1
Accounts payable	(1,024)	(166)
Accrued payroll and other related expenses	(1,296)	(1,093)
Accrued liabilities	134	342
Other non-current liabilties	(1,044)	(73)
Net cash used in operating activities	(9,111)	(4,065)

Cash flows from investing activities:
Acquisition of property and equipment	(1,678)	(987)
Proceeds from sale of property and equipment	-	65
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	(3,454)	(2,232)
Earn-out payment in connection with acquisition of VasCon, LLC	(378)	-
Net cash used in investing activities	(5,510)	(3,154)

Cash flows from financing activities:
Proceeds from exercise of stock options	556	1,303
Proceeds from employee stock purchase plan	527	513
Net cash provided by financing activities	1,083	1,816

Effect of foreign exchange rate changes on cash	702	(385)
Net decrease in cash and cash equivalents	(13,538)	(5,403)
Cash and cash equivalents at beginning of period	25,526	34,536
Cash and cash equivalents at end of period	$12,690	$28,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Formation and Business of the Company

Micrus Endovascular Corporation (the “Company”) was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. The Company’s products are used by interventional neuroradiologists, interventional neurologists, and neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis, which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.

Interim unaudited financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 which was filed with the SEC on June 12, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at March 31, 2008 was derived from audited financial statements, but does not include all disclosures required by GAAP.

The results of operations for the interim periods ended September 30, 2008 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2009, or any future period.

Liquidity

The Company has incurred net losses since inception. Management believes that the Company’s current cash position as of September 30, 2008 and the cash expected to be generated from product sales, together with the funds available under its credit facility (subject to compliance with the conditions and covenants of the credit agreement) (see Note 9), will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that the Company will be profitable in the foreseeable future. To the extent that existing cash and cash generated from operations, together with the funds available under its credit facility (subject to compliance with the conditions and covenants of the credit agreement), are insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing and reduce certain discretionary spending. Additional funds may not be available on terms favorable to the Company or at all.

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are fully described in Note 2 to the Consolidated Financial Statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended March 31, 2008, that was filed with the SEC on June 12, 2008.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s international subsidiaries use their local currency as the functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet date. Revenue, expense, gain and loss accounts are translated at average exchange rates during the period. The resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

Reclassifications

Certain amounts in the prior year condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported total assets, stockholders’ equity or net loss.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to accounts receivable and inventories, the recoverability of long-term assets, deferred tax assets and liabilities and related valuation allowances.

Revenue recognition – sales made to Latin American distributors

Sales to the Company’s Latin American distributors are made according to similar contractual terms as sales to other distributors. However, due to historically longer delays in receiving payments and a higher level of write-offs relating to our Latin American distributors, the Company had concluded in previous fiscal periods that collectibility was not reasonably assured at the time that the distributor took title to the inventory. Accordingly, the Company had recognized revenues from its sales to Latin American distributors when cash was collected. The Company has evaluated its experience with its Latin American distributors and has concluded that collectibility is now reasonably assured upon shipment, and began recognizing revenue upon shipment to these distributors beginning in the quarter ended June 30, 2008. Revenues recognized upon shipment to the Company’s Latin American distributors were $0.7 million and $1.4 million for the three and six months ended September 30, 2008, respectively. Additionally, the deferred revenue balance at March 31, 2008 of $0.7 million for these distributors and the related cost of goods sold of $273,000 that had been deferred has been recognized as revenue and cost of goods sold, respectively, in the three months ended June 30, 2008. Revenues recognized on a cash basis on sales made to the Company’s Latin American distributors were $354,000 and $0.7 million for the three and six months ended September 30, 2007, respectively.

Product warranty

Once a sale has occurred, the customer has no right of return and the Company provides its customers with limited warranty privileges. To date, product returns under warranty have not been significant. The warranty accrual as of September 30, 2008 and March 31, 2008 was immaterial to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was immaterial to the Company’s results of operations and cash flows.

Comprehensive loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Accumulated other comprehensive loss as of September 30, 2008 and March 31, 2008 was comprised entirely of foreign currency translation adjustments. Total comprehensive loss for the three and six months ended September 30, 2008 was $2.9 million and $9.6 million, respectively. This included other comprehensive loss of $143,000 and $221,000 respectively, related to foreign currency translation adjustments. Total comprehensive loss for the three and six months ended September 30, 2007 was $3.1 million and $4.5 million, respectively. This included other comprehensive loss of $71,000 and $113,000 respectively, related to foreign currency translation adjustments.

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

Anti-dilutive securities

The following outstanding stock options, employee stock purchase plan shares and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Six months ended
	September 30,
	2008	2007
Shares issuable upon exercise of common stock options	4,133	3,242
Shares issuable upon settlement of restricted stock units	4	7
	4,137	3,249

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

Recent accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for the Company on April 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations completed on or after the date of adoption. This provision will only impact the Company’s accounting for any acquisition after April  1, 2009.

In February 2008, the FASB issued Financial Standard Position (“FSP”) SFAS 157-2, “Effective Date for FASB Statement No. 157.” This FSP permits the delayed application of SFAS 157, "Fair Value Measurements," for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FSP SFAS 157-2 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.

 In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R , “Business Combinations” and other GAAP. FSP SFAS 142-3 is effective for the Company beginning on April 1, 2009. The Company is currently evaluating the impact of adopting FSP SFAS 142-3 on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table presents assets measured at fair value on a recurring basis at September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Money Market Funds	$8,181	$-	$-	$8,181

The Company’s financial liabilities that are required to be carried at fair value at September 30, 2008 consist of the Swiss pension plan obligation which was not material.

Note 4 — Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Raw materials	$2,399	$2,154
Work-in-progress	1,826	1,667
Finished goods	3,073	3,002
Consigned inventory	4,448	4,331
Inventory held by distributors	68	341
	$11,814	$11,495

Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until purchased by the customer, generally when used in a medical procedure.

Inventory held by distributor at September 30, 2008 consists of inventory held by the Company’s Chinese distributor. Inventory held by distributors at March 31, 2008 consisted of $273,000 in inventory held by the Company’s Latin American distributors (see Note 2) and $68,000 in inventory held by the Company’s Chinese distributor.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Computer equipment and software	$1,952	$1,728
Furniture, fixtures and equipment	6,008	5,403
Leasehold improvements	2,099	1,010
Construction in progress	929	447
Total cost	10,988	8,588
Less accumulated depreciation and amortization	(3,993)	(3,303)
	$6,995	$5,285

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	Six months ended	Year ended
	September 30,	March 31,
	2008	2008
Balance beginning of year	$8,549	$5,552
Addition related to earn-out payment associated with acquisition
of Neurologic UK Ltd	457	2,997
Foreign currency translation	(360)	-
Balance end of period	$8,646	$8,549

Intangible assets, net

Intangible assets, net, consisted of the following (in thousands):

		Gross Carrying Amount			Accumulated Amortization				Net
	Useful Life	March 31,	Foreign currency	Sept 30	March 31,	(Additions)	Foreign currency	Sept 30,	Sept 30,	March 31,
	(Years)	2008	translation	2008	2008		translation	2008	2008	2008
Existing process technology	7	$4,590	$-	$4,590	$(874)	$(328)	$-	$(1,202)	$3,388	$3,716
Distribution agreements	5	2,300	17	2,317	(1,164)	(230)	(8)	(1,402)	915	1,136
Capitalized license fee	7	1,565	-	1,565	(336)	(112)	-	(448)	1,117	1,229
Patents - microcoil	10	1,100	-	1,100	(880)	(55)	-	(935)	165	220
Non-compete agreements	6	700	5	705	(294)	(58)	(4)	(356)	349	406
Customer relationships	5	900	7	907	(454)	(90)	(5)	(549)	358	446
		$11,155	$29	$11,184	$(4,002)	$(873)	$(17)	$(4,892)	$6,292	$7,153

Amortization of intangible assets included in the Company’s results of operations is as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of goods sold	$220	$261	$440	$521
Operating expenses	216	216	433	433
	$436	$477	$873	$954

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization
2009 (remaining 6 months)	$876
2010	1,752
2011	1,301
2012	935
2013	879
Thereafter	549
$6,292

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Accrued bonuses	$2,096	$2,642
Accrued salaries	1,096	1,071
Accrued vacation	1,866	1,750
Accrued commissions	940	1,660
Accrued payroll taxes	500	807
	$6,498	$7,930

Accrued liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Milestone fee to The Cleveland Clinic Foundation	$1,500	$500
Professional fees	926	1,715
VAT payable	545	560
Deferred gain from Merit Medical System, Inc. transaction	362	340
Accrued travel and entertainment	309	492
Biotronik AG development costs	242	443
Other Development costs	239	288
Royalties payable	180	103
Deferred revenue from Goodman, Co., Ltd distribution agreement	113	113
Earn-out payment in connection with acquisition of Neurologic UK Ltd acquistion	-	2,997
Earn-out payment in connection with acquisition of VasCon, LLC	-	378
Other	1,488	1,502
	$5,904	$9,431

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Contingent purchase price	$1,218	$1,218
Deferred revenue from Goodman, Co., Ltd distribution agreement	225	281
Swiss pension plan obligation	74	82
Milestone fee to The Cleveland Clinic Foundation	-	1,000
Other non-current liabilities	182	173
	$1,699	$2,754

At the acquisition date of VasCon, LLC (“VasCon”), the fair value of the net assets acquired exceeded the purchase consideration resulting in the negative goodwill of $1.6 million. Because the acquisition involves contingent consideration that may exceed the negative goodwill amount, the negative goodwill has been recorded as a contingent purchase price and is being reduced by any earned contingent consideration of up to $10.0 million that will be paid over the next three years, with any additional contingent consideration being recorded as goodwill. The Company paid the first year earn-out of approximately $378,000 in April 2008.

Note 5 — Income Taxes

The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income tax. For the three and six months ended September 30, 2008, the Company recorded an income tax expense of approximately $111,000 and an income tax benefit of approximately $105,000, respectively. The income tax expense for the three months ended September 30, 2008 includes income tax expense of $217,000 related to operating profits for its Swiss subsidiary, and a non-current income tax benefit of approximately $106,000 for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic UK Limited (“Neurologic”) transaction which is not deductible for tax purposes and the tax benefit of operating losses for its United Kingdom subsidiary. The income tax benefit for the six months ended September 30, 2008 includes income tax expense of $68,000 related to operating profits for its Swiss subsidiary, and a non-current tax benefit of approximately $173,000 for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic transaction which is not deductible for tax purposes and the tax benefit from operating losses for its United Kingdom subsidiary.

As of March 31, 2008, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $42.5 million, $27.6 million and $1.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2013 and the foreign NOLs will expire beginning in 2013. The Company also has federal and state tax research and development credit carryforwards of approximately $1.2 million and $1.1 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of its ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, the Company has recorded a valuation allowance at September 30, 2008 to offset its federal and state deferred tax assets.

Since the adoption of FIN 48, the Company has recognized a $232,000 increase in its unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. At September 30, 2008, the Company had no accrued interest or penalties related to tax contingencies.

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

Litigation

The Company is from time to time subject to various lawsuits. The Company does not believe that it is probable that resolution of pending litigation will have a material adverse effect on the Company’s consolidated financial statements; however, the outcome of litigation is inherently uncertain.

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

Patent litigation

 On September 22, 2008, the Company entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation (collectively “Boston Scientific”) and a Settlement and Release Agreement (the “Settlement and Release Agreement”) with The Regents of the University of California (the “Regents”) in order to resolve pending patent litigation between Boston Scientific and the Company (the “Patent Litigation”). On October 8, 2008, the Court entered an order dismissing the Patent Litigation with prejudice. The Patent Litigation is described in detail in the Company’s prior filings with the SEC.

Under the Settlement and License Agreement, the Company and Boston Scientific agreed to cross license certain patents asserted in the Patent Litigation and release all claims (as defined in the Settlement and License Agreement) arising prior to the effective date (as defined in the Settlement and License Agreement) to which the rights, licenses, releases, and covenants expressly granted under the Settlement and License Agreement would be a complete defense had such claims arisen on or after the effective date.  The Settlement and License Agreement includes a mutual release of claims and covenants not to sue with respect to certain specified patents.  Boston Scientific also covenants not to sue end users of the Company’s products for claims of infringement of specified patents.

In connection with the Settlement and License Agreement, the Company entered into the Settlement and Release Agreement with the Regents.  The Settlement and Release Agreement provided for the cash payment of approximately $1.7 million to the Regents in exchange for a mutual release of claims and a mutual covenant not to sue with respect to certain specified patents.  The Regents also agreed not to sue end users of the Company’s products for claims under the patents owned by the Regents and exclusively licensed to Boston Scientific and asserted by Boston Scientific in the Patent Litigation against the Company. The Company made the cash payment to the Regents on September 24, 2008.

The foregoing discussion of material terms does not constitute a complete summary of the terms of the Settlement and License Agreement and Settlement and Release Agreement, and reference is made to the Settlement and License Agreement and Settlement and Release Agreement which are filed as exhibits 10.1 and 10.2.

Note 7 — Stock-based Compensation

Stock options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of September 30, 2008, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 Plan or the 1998 Plan. As of September 30, 2008, there were no outstanding options under the 1996 Plan and 1,047,431 outstanding options under the 1998 Plan. As of September 30, 2008, there were 4,282,379 remaining shares reserved for issuance under the 2005 Plan, of which 1,193,675 were available for grant, 3,085,371 shares were subject to outstanding options and 3,333 shares were subject to outstanding restricted stock units. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.

2005 Employee stock purchase plan

The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s initial public offering. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of September 30, 2008, there were 628,371 shares reserved for issuance under the Purchase Plan.

Stock-based compensation

On April 1, 2006, the Company adopted the provisions of SFAS 123R. The Company’s financial statements for the three and six months ended September 30, 2008 and 2007 reflect the impact of SFAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007

Employee Stock Option Plans
Expected term (in years)	6	6	6	6
Volatility	35%	41%	35%	41%
Risk-free interest rate	3.0%	4.7%	3.3%	4.7%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at date of grant	$5.22	$10.90	$4.63	$10.93

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	49%	40%	49%	41%
Risk-free interest rate	3.0%	5.2%	3.0%	5.1%
Expected dividend yield	0%	0%	0%	0%

The fair value of each purchase right granted under the Company’s Purchase Plan during the three and six months ended September 30, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

The stock-based compensation expense related to SFAS 123R is as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of goods sold	$145	$97	$262	$207
Research and development	171	116	340	228
Sales and marketing	399	313	840	553
General and administrative	846	551	1,668	1,086
	$1,561	$1,077	$3,110	$2,074

Additionally, approximately $56,000 and $143,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory for the six months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, there was approximately $12.9 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period of 2.5 years for employee stock options and 0.8 years for restricted stock units.

Stock-based compensation expense recognized for the three months ended September 30, 2008 and 2007 related to the amortization of deferred stock-based compensation was $0 and $46,000, respectively. For the six months ended September 30, 2008 and 2007, the amortization of deferred stock-based compensation was $0 and $99,000, respectively. The Company had fully recognized amortization of deferred stock-based compensation in the fourth quarter ended March 31, 2008.

There were no unvested non-employee options for the three months ended September 30, 2008 and 2007. For the six months ended September 30, 2008 and 2007, stock-based compensation expense recognized related to non-employee options was $0 and $6,000, respectively.

Total stock-based compensation expense included in the Company’s results of operations is as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of goods sold	$145	$103	$262	$219
Research and development	171	116	340	228
Sales and marketing	399	316	840	561
General and administrative	846	588	1,668	1,171
	$1,561	$1,123	$3,110	$2,179

General stock option information

The following table sets forth the summary of stock options activity for the six months ended September 30, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at March 31, 2008	3,656	$13.02
Options granted	628	$11.66
Options exercised	(62)	$8.95
Options forfeited	(70)	$16.69
Options expired	(19)	$7.42

Options outstanding at September 30, 2008	4,133	$12.84	7.8	$12,953

Options exercisable at September 30, 2008	2,053	$10.45	6.8	$9,929

The total aggregate intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $187,000 and $1.3 million, respectively. For the six months ended September 30, 2008 and 2007, the total aggregate intrinsic value of options exercised was $277,000 and $2.7 million, respectively. The closing market value per share of the Company’s common stock as of September 30, 2008 was $13.95 per share as reported by The NASDAQ Stock Market.

The following table sets forth the summary of restricted stock units activity for the six months ended September 30, 2008:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Non-vested restricted stock units at March 31, 2008	7	$-
Awarded	-	$-
Released	(3)	$-
Forfeited	-	$-

Non-vested restricted stock units at September 30, 2008	4	$-	0.8	$46

Note 8 — Segment and Geographic Information

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$10,321	$7,781	$19,017	$16,447
Japan	2,951	-	4,825	1,139
United Kingdom	2,245	2,265	4,188	4,520
Rest of the world	5,275	4,316	11,086	9,046
	$20,792	$14,362	$39,116	$31,152

The Company’s long lived assets by geographic area were as follows (in thousands):

	September 30,	March 31,
	2008	2008
United States	$6,642	$4,907
United Kingdom	102	124
Rest of the world	251	254
	$6,995	$5,285

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which are primarily based on geographic location. The Company has determined it operates in four business segments, the Americas, Europe (excluding the United Kingdom), the United Kingdom and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Prior to the Company's annual report on Form 10-K for the fiscal year ended March 31, 2008, the Company's European (excluding the United Kingdom) and United Kingdom segments were aggregated as a single business segment. Prior year information in the tables that follow have been restated to conform with the current year classification.

Revenues and gross profit for these segments were as follows (in thousands):

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Americas	$11,407	$8,464	$21,940	$17,938
Europe (excluding the United Kingdom)	3,795	3,257	7,497	6,870
United Kingdom	2,245	2,265	4,188	4,520
Asia Pacific	3,345	376	5,491	1,824
	$20,792	$14,362	$39,116	$31,152
Gross Profit:
Americas	$8,290	$7,114	$16,431	$15,064
Europe (excluding the United Kingdom)	2,690	2,215	5,371	4,679
United Kingdom	1,796	1,708	3,318	3,436
Asia Pacific	2,402	174	3,789	1,087
	$15,178	$11,211	$28,909	$24,266

The Company’s total assets by operating segment were as follows (in thousands):

	September 30,	March 31,
	2008	2008
Americas	$41,063	$52,043
Europe (excluding the United Kingdom)	6,151	7,265
United Kingdom	12,926	13,024
	$60,140	$72,332

Note 9— Subsequent Event

On November 5, 2008, the Company entered into a credit agreement with Wells Fargo Bank to provide the Company with a revolving line of credit (the “Credit Agreement”). The Credit Agreement provides for maximum borrowings in the amount of up to $15 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. Borrowings are secured by a first priority security interest in all of the Company’s assets (except for certain permitted liens that are senior to the bank’s security interest). At the Company’s option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The Credit Agreement requires that the Company comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) maintaining a minimum modified quick ratio and (ii) achieving not more than a certain amount of loss through December 31, 2008, and thereafter a minimum profitability, in each case excluding certain non-cash items. Borrowings under the Credit Agreement are subject to the completion of a collateral examination which is expected to be completed prior to the end of November 2008. The maturity date under the Credit Agreement is November 1, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report, and with other factors described from time to time in our other filings with the SEC. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in the forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis, which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease, including microcatheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists, interventional neurologists and neurosurgeons, and by entering new geographic territories, such as Asia where we commenced selling our products in Japan through our distribution partner, Goodman, Co., LTD (“Goodman”), in March 2006. We have also entered into an exclusive distribution agreement to market our products in China upon receiving regulatory approvals.

Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products and accessories for use with our microcoils, which accounted for approximately 6% and 5% of our revenues in the second quarter and the first six months of fiscal 2009, respectively. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, the United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, and remain on site, free of charge until used.

We anticipate that our cost of goods sold will generally increase in absolute dollars during those quarters in which our sales increase or we incur additional manufacturing costs in anticipation of the commercial introduction of new products. Furthermore, our gross margin percentage may fluctuate in those quarters in which we initiate sales of new products or product lines, or enter new geographic territories.

Our product development efforts are primarily focused on expanding our current line of microcoils and broadening our product offerings for the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched eight new products in the last 24 months, including microcoils, stents, microcatheters and guidewires. During the second quarter of fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip facilitating atraumatic vascular access. This design is intended to allow neurointerventionalists better vessel access and greater vessel selection in treating patients with complex anatomies. The Neuropath guide catheter is used as a conduit for delivery of the microcatheter or other devices to the aneurysm. We intend to continue this product line expansion with the goal of continuing to increase our per-procedure revenue.

 In June 2008, we obtained CE Mark authorization for our PHAROS™ Vitesse™ intracranial stent for commercial distribution in the European Union and all other countries recognizing the CE Mark. The PHAROS Vitesse is our second generation balloon-expandable stent for intracranial ischemic stenosis and wide-neck aneurysm treatment. We have received U.S. Food and Drug Administration conditional approval of our PHAROS Vitesse Intracranial Stent Study for Ischemic Therapy (“VISSIT”). The VISSIT study is a randomized prospective clinical trial designed to compare the clinical outcomes between patients treated for intracranial ischemic stenosis with our stent and patients treated with another medical therapy. We are in the process of initiating study sites in the United States, Europe and China.

We also intend to continue to expand our direct sales force in North America and Europe as necessary and increase our presence in the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and in July 2008, we received regulatory approval to sell our Cerecyte microcoils in Japan. We recorded product sales to Goodman of $4.8 million and $1.1 million in the first six months of fiscal 2009 and 2008, respectively. We will begin selling our products in China upon receiving regulatory approvals. However, the timing of these approvals are uncertain due to a pending review by the Chinese State Food and Drug Administration (“SFDA”) of drug and medical device approvals granted during the term of the former SFDA minister. We believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. As a result, we did not recognize revenues from sales in China in the first six months of fiscal 2009. We do not expect to recognize revenues from sales in China this fiscal year.

We currently anticipate that the broadening of our product line, the worldwide expansion of our direct sales force and our entry into the Asian market will be primarily funded with our currently available cash and cash expected to be generated from product sales.

We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $69.2 million in fiscal 2008. Our revenues were $39.1 million in the first six months of fiscal 2009.

Since inception, we have been unprofitable. We have incurred net losses of $8.3 million in fiscal 2006, $5.5 million in fiscal 2007, $16.3 million in fiscal 2008 and $9.3 million in the first six months of fiscal 2009. As of September 30, 2008, we had cash and cash equivalents of $12.7 million. We believe that our current cash position and the cash expected to be generated from product sales, together with the funds available under our credit facility (subject to compliance with the conditions and covenants of the credit agreement) (see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Part II, Item 5—Other Information in this Form 10-Q), will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that we will be profitable in the foreseeable future as we expand our research and development, manufacturing, and sales activities and expand geographically. As of September 30, 2008, we had an accumulated deficit of $80.7 million.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and six months ended September 30, 2008 and 2007:

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007

Consolidated Statements of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	27%	22%	26%	22%
Gross profit	73%	78%	74%	78%
Operating expenses:
Research and development	14%	18%	15%	15%
Sales and marketing	38%	50%	41%	44%
General and administrative	31%	39%	41%	38%
Total operating expenses	83%	107%	97%	97%
Loss from operations	(10%)	(29%)	(23%)	(19%)
Interest income	0%	2%	0%	2%
Interest expense	0%	0%	0%	0%
Other income (expense), net	(3%)	2%	(1%)	2%
Loss before income taxes	(13%)	(25%)	(24%)	(15%)
Provision (benefit) for income taxes	1%	4%	(0%)	1%
Net loss	(12%)	(21%)	(24%)	(14%)

Three Months Ended September 30, 2008 and 2007

Revenues

	Three months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Americas	$11,407	$8,464	$2,943	35%
Europe (excluding the United Kingdom)	3,795	3,257	538	17%
United Kingdom	2,245	2,265	(20)	(1%)
Asia Pacific	3,345	376	2,969	790%
	$20,792	$14,362	$6,430	45%

Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. The overall increase in revenues in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was primarily due to an increase in the number of microcoil products sold during this period. Factors driving the increase included growth in the overall market for embolic coils, an increase in our share of both the domestic and foreign markets in which we participate, expansion of our direct and distributor sales force and the introduction of new products.

Revenues from embolic coils increased 43% to $19.4 million for the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily due to the increased market penetration of the Cashmere™ microcoil system launched in the third quarter of fiscal 2008 and an increase in distributor sales primarily in Japan and Latin America. Revenues from Asia Pacific increased to $3.3 million in the second quarter of fiscal 2009 and included product sales to our distributor in Japan of $3.0 million, compared with revenues of $376,000 in the second quarter of fiscal 2008 which included no sales to our distributor in Japan. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan which had a favorable impact on product sales to our distributor in Japan in this quarter. Revenues from Latin America increased to $0.7 million in the second quarter of fiscal 2009 compared with revenues of $354,000 in the second quarter of fiscal 2008 primarily due to a change in our revenue recognition policy for sales made to Latin American distributors from a cash collection basis to upon shipment basis (see Note 2) and an overall increase in product sales to our distributors in the region. Revenues from the United Kingdom remained relatively flat for the second quarter of fiscal 2009 as compared to the same period of the prior year. Revenues from our non-embolic and accessories products were $1.3 million in the second quarter of fiscal 2009 compared with revenues of $0.7 million in the second quarter of fiscal 2008. We expect our embolic and non-embolic sales to increase in the future as a result of market growth, continued market penetration of products released during the past two years and our launch of the next-generation DeltaPaq microcoil system and an occlusion balloon catheter family. Products introduced in the past 24 months comprised 24% of our revenues in the second quarter of fiscal 2009.

In July 2008, we received regulatory approval to sell our Cerecyte microcoils in Japan. We shipped products to Goodman of approximately $3.0 million in the second quarter of fiscal 2009. We will also begin selling our products in China upon receiving regulatory approvals. However, the timing of product approvals in China has been delayed due to a pending review by the SFDA of drug and medical device approvals granted during the term of the former SFDA minister. We currently believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. We do not expect to recognize revenues from sales in China this fiscal year.

Gross Profit

	Three months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Cost of goods sold	$5,614	$3,151	$2,463	78%
Gross profit	$15,178	$11,211	$3,967	35%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROS stent product and royalties related to certain access device products. The increase in cost of goods sold during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was primarily related to the increase in sales of our products.

Gross margin was 73% in the second quarter of fiscal 2009 and 78% in the second quarter of fiscal 2008. The decrease was primarily due to higher sales to distributors at lower margins primarily in Japan and Latin America. We expect our gross margin to fluctuate in future periods based on the mix of our product sales and the level of distributor sales.

Operating Expenses

Research and Development

	Three months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Research and development	$2,877	$2,617	$260	10%

Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 primarily due to an increase of $323,000 related to increased headcount and salary increases for current employees, partially offset by a decrease of $100,000 associated with technology acquisitions primarily related to a non-refundable acquisition fee in connection with the letter of intent signed with ReVasc to acquire the rights to a revascularization technology incurred in the second quarter of fiscal 2008.

Sales and Marketing

	Three months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Sales and marketing	$7,961	$7,145	$816	11%

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 primarily due to an increase of $0.5 million in sales incentives resulting from the higher level of sales and changes in the sales compensation structure, an increase of $378,000 in personnel and travel costs primarily resulting from an increase in sales and marketing personnel in North America, Europe and Asia, partially offset by a decrease in tradeshow and meeting expenses of $143,000.

General and Administrative

	Three months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
General and administrative	$6,364	$5,626	$738	13%

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, regulatory, insurance, and professional services. Professional services are principally comprised of outside legal, audit and Sarbanes Oxley compliance. General and administrative expenses increased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 primarily due to an increase of $0.8 million related to higher finance and administrative personnel costs due to increased headcount and salary increases for current employees, an increase of $258,000 in stock-based compensation expense, partially offset by a decrease in legal fees of $159,000.

     Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income and foreign currency gains and losses. Total other expense, net, increased by $1.2 million in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 primarily due to foreign exchange losses resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables and a decrease in interest income resulting from lower average cash and cash equivalents balances earning interest.

	Three months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Interest income	$80	$351	$(271)	(77%)
Interest expense	-	(2)	2	(100%)
Other income (expense), net	(681)	282	(963)	(341%)
	$(601)	$631	$(1,232)	(195%)

Income Taxes

We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income tax. For the three months ended September 30, 2008, we recorded an income tax expense of approximately $111,000. The income tax expense for the three months ended September 30, 2008 includes income tax expense of $217,000 related to operating profits for our Swiss subsidiary, and a non-current tax benefit of approximately $106,000 for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic transaction which is not deductible for tax purposes and the tax benefit from operating losses for our United Kingdom subsidiary.

As of March 31, 2008, we had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $42.5 million, $27.6 million and $1.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012, state NOLs will expire beginning in 2013 and the foreign NOLs will expire beginning in 2013. We also have federal and state tax research and development credit carryforwards of approximately $1.2 million and $1.1 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at September 30, 2008 to offset our federal and state deferred tax assets.

Since the adoption of FIN 48, we have recognized a $232,000 increase in our unrecognized tax benefits. We do not expect our unrecognized tax benefits to change significantly over the next twelve months. At September 30, 2008, we had no accrued interest or penalties related to tax contingencies.

Six Months Ended September 30, 2008 and 2007

Revenues

	Six months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Americas	$21,940	$17,938	$4,002	22%
Europe (excluding the United Kingdom)	7,497	6,870	627	9%
United Kingdom	4,188	4,520	(332)	(7%)
Asia Pacific	5,491	1,824	3,667	201%
	$39,116	$31,152	$7,964	26%

The overall increase in revenues in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was primarily due to an increase in the number of microcoil products sold during this period.

Revenues from embolic coils increased 25% to $36.9 million for the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 primarily due to the increased market penetration of the Cashmere™ microcoil system launched in the third quarter of fiscal 2008 and an increase in distributor sales primarily in Japan and Latin America. Revenues from Asia Pacific increased to $5.5 million in the first six months of fiscal 2009 and included product sales to our distributor in Japan of $4.8 million, compared with revenues of $1.8 million in the first six months of fiscal 2008 which included $1.1 million sales to our distributor in Japan. Revenues from Latin America increased to $2.1 million in the first six months of fiscal 2009 compared with revenues of $0.7 million in the first six months of fiscal 2008 primarily due to a change in our revenue recognition policy for sales made to Latin American distributors from a cash collection basis to upon shipment basis (see Note 2) and an overall increase in product sales to our distributors in the region. As a result of a change in revenue recognition policy for sales made to Latin American distributors, we recognized approximately $0.7 million of Latin American deferred revenue in the first six months of fiscal 2009. Procedure volume in the United Kingdom slowed in the first quarter of fiscal 2009, resulting in a decline in revenue to $4.2 million in the first six months of fiscal 2009 compared with revenues of $4.5 million in the first six months of fiscal 2008. Revenues from our non-embolic and accessories products were $2.1 million in the first six months of fiscal 2009 compared with revenues of $1.6 million in the first six months of fiscal 2008. Products introduced in the past 24 months comprised 23% of our revenues in the first six months of fiscal 2009.

Gross Profit

	Six months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Cost of goods sold	$10,207	$6,886	$3,321	48%
Gross profit	$28,909	$24,266	$4,643	19%

The increase in cost of goods sold during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 was primarily related to the increase in sales of our products.

Gross margin was 74% in the first six months of fiscal 2009 and 78% in the first six months of fiscal 2008. The decrease was primarily due to higher sales to distributors at lower margins primarily in Japan and Latin America. We expect our gross margin to fluctuate in future periods based on the mix of our product sales and the level of distributor sales.

Operating Expenses

Research and Development

	Six months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Research and development	$5,850	$4,582	$1,268	28%

Research and development expenses increased in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to an increase of $0.8 million related to increased headcount and increased salaries for current employees, an increase of $152,000 related to materials and supplies purchased for engineering projects, as well as an increase of $111,000 in stock-based compensation expense.

Sales and Marketing

	Six months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Sales and marketing	$16,079	$13,655	$2,424	18%

Sales and marketing expenses increased in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to an increase of $1.0 million in travel and personnel costs resulting from an increase in sales and marketing personnel in  North America, Europe and Asia, an increase of $0.9 million in sales incentives resulting from the higher level of sales and changes in the sales compensation structure, as well as an increase of $279,000 in stock-based compensation expense.

General and Administrative

	Six months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
General and administrative	$15,926	$11,902	$4,024	34%

General and administrative expenses increased in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to the settlement cost of approximately $1.7 million in connection with the patent litigation with Boston Scientific, an increase of $1.5 million related to higher finance and administrative personnel costs due to increased headcount, an increase of $498,000 in stock-based compensation expense and an increase of $167,000 in legal fees primarily related to professional fees for the services of attorneys and third-party accountants in connection with the United States Department of Justice monitorship, which has now concluded.

     Other Income (Expense), Net

Total other expense, net, increased by $1.6 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to foreign exchange losses resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables and a decrease in interest income resulting from lower average cash and cash equivalent balances earning interest and.

	Six months ended
	September 30,		Change
	2008	2007	$	%
	(Dollars in thousands)
Interest income	$190	$711	$(521)	(73%)
Interest expense	(4)	(2)	(2)	100%
Other income (expense), net	(683)	360	(1,043)	(290%)
	$(497)	$1,069	$(1,566)	(146%)

Income Taxes

In the first six months of fiscal 2009, we recorded an income tax benefit of approximately $105,000. The income tax benefit includes income tax expense of $68,000 related to net income for our Swiss subsidiary, and a non-current tax benefit of approximately $173,000, for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic transaction which are amortized for tax purposes and the tax benefit from net operating losses for our United Kingdom subsidiary.

Liquidity and Capital Resources

	Six months ended
	September 30,
	2008	2007
	(in thousands)
Cash flow activities:
Net cash used in operating activities	$(9,111)	$(4,065)
Net cash used in investing activities	$(5,510)	$(3,154)
Net cash provided by financing activities	$1,083	$1,816

Since our inception, we have funded our operations primarily through issuances of stock and related warrants, and product sales.

As of September 30, 2008, we had cash and cash equivalents of $12.7 million, compared to $25.5 million at March 31, 2008. We believe that our current cash position and the cash expected to be generated from product sales, together with the funds available under our credit facility (subject to compliance with the conditions and covenants of the credit agreement)  (see below and see also Part II, Item 5—Other Information in this Form 10-Q), will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in operating activities was $9.1 million during the first six months of fiscal 2009 compared to $4.1 million during the first six months of fiscal 2008. Net cash used in operating activities during the first six months of fiscal 2009 resulted primarily from operating losses, an increase in account receivable resulting from higher revenues from North America, an increase in inventory due to the buildup of finished goods inventory in anticipation of future sales upon regulatory approvals in Japan, an increase in prepaid expense and other current assets, a decrease in accounts payable due to timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable to the payment of fiscal 2008 employee cash bonuses and stock purchased through the employee stock purchase plan and a decrease in other non-current liabilities primarily due to a reclass of an accrued milestone payment from long-term to short-term. These factors were partially offset by an increase in accrued liabilities and non-cash items such as stock-based compensation expense primarily due to SFAS 123R, depreciation and amortization, deferred tax benefit and provision for excess and obsolete inventories.

Net cash used in operating activities during the first six months of fiscal 2008 resulted primarily from operating losses, an increase in inventory due to the buildup of finished goods inventory in anticipation of future sales upon regulatory approvals in Japan and an increase in the number of customer consignment locations, an increase in prepaid expenses and other current assets, a decrease in accounts payable due to timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable to the payment of fiscal 2007 employee cash bonuses and a decrease in other non-current liabilities. These factors were partially offset by a decrease in accounts receivable resulting from lower revenues in the quarter, an increase in accrued liabilities due to accrued professional fees associated with legal fees and Sarbanes Oxley compliance and higher VAT payables, and non-cash items such as stock-based compensation expense primarily due to SFAS 123R, depreciation and amortization, deferred tax benefit and provision for excess and obsolete inventories.

Net cash used in investing activities was $5.5 million during the first six months of fiscal 2009 compared to $3.2 million during the first six months of fiscal 2008. Net cash used in investing activities during the first six months of fiscal 2009 was related to the earn-out payment associated with the purchase of Neurologic and VasCon and the purchase of capital equipment.

Net cash used in investing activities during the first six months of fiscal 2008 was primarily related to the earn-out payment associated with the purchase of Neurologic and the purchase of capital equipment.

Net cash provided by financing activities was $1.1 million during the first six months of fiscal 2009 compared to $1.8 million during the first six months of fiscal 2008. Net cash provided by financing activities during the first six months of fiscal 2009 and 2008 consisted of proceeds from the exercise of stock options and employee stock purchase plan.

As discussed in Note 9, on November 5, 2008, we entered into the Credit Agreement with Wells Fargo Bank to provide us with a revolving line of credit. The Credit Agreement provides for maximum borrowings in the amount of up to $15 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. Borrowings under the Credit Agreement are subject to the completion of a collateral examination which is expected to be completed prior to the end of November 2008. The maturity date under the Credit Agreement is November 1, 2009.

To the extent that existing cash and cash generated from operations, together with the funds available under our credit facility (subject to compliance with the conditions and covenants of the Credit Agreement), are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into such agreements in the future, which could require us to seek additional funds through public or private equity or debt financing and reduce certain discretionary spending. Additional funds may not be available on terms favorable to us or at all.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below. Our management has reviewed our critical accounting policies and estimates with our accounting advisors, audit committee and board of directors.

Our significant accounting policies are fully described in Note 2 to our Consolidated Financial Statements included in our annual report filed on Form 10-K for the fiscal year ended March 31, 2008, that was filed with the SEC on June 12, 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for us on April 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R (revised 2007), “Business Combinations,” which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations completed on or after the date of adoption. This provision will only impact our accounting for any acquisition after April 1, 2009.

In February 2008, the FASB issued Financial Standard Position (“FSP”) SFAS 157-2, “Effective Date for FASB Statement No. 157.” This FSP permits the delayed application of SFAS 157, "Fair Value Measurements," for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FSP SFAS 157-2 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and do not expect the adoption to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations” and other GAAP. FSP SFAS 142-3 is effective for us on April 1, 2009. We are currently evaluating the impact of adopting FSP SFAS 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which becomes effective 60 days following the SEC’s approval of the PCAOB amendments to US AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This standard is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Contractual Obligations

We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.

As of September 30, 2008, our contractual commitments were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$7,196	$1,078	$3,158	$1,193	$1,767
Purchase obligations	3,968	3,968	-	-	-
Minimum milestone payments to The Cleveland Clinic	1,500	1,500	-	-	-
Total	$12,664	$6,546	$3,158	$1,193	$1,767

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus Endovascular SA (“Micrus SA”), our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the pound sterling. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of approximately $185,000 related to our loan with Micrus SA and an approximate $92,000 increase in our comprehensive loss from our investment in Micrus SA as of September 30, 2008. A hypothetical 10% decline in the value of the pound sterling versus the U.S. dollar would cause us to recognize an approximate $650,000 increase in our comprehensive loss from our investment in Micrus UK as of September 30, 2008. A hypothetical 10% decline in the value of the Euro versus the Swiss franc would cause us to recognize a loss of approximately $247,000 based on our foreign denominated receivables as of September 30, 2008.

In the first six months of fiscal 2009, approximately 31% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we believe our currency exposure merits, we may consider entering into transactions to help mitigate that risk.

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

At September 30, 2008, our cash and cash equivalent balance was $12.7 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $33,000 on an annual basis.

Item 4. Controls and Procedures

(1)	Disclosure controls and procedures

Our management, with the participation of our Chairman of the Board of Directors and Chief Executive Officer, John T. Kilcoyne, and our Chief Financial Officer, Gordon T. Sangster, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, they concluded that our disclosure controls and procedures as of September 30, 2008 were effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.

(2)	Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

FCPA Investigation

See the risk factor regarding international operations on page 33 below for a discussion of the FCPA investigation we carried out in 2004 and our resulting agreement with the Department of Justice.

The monitor filed his final report with the DOJ in May 2008, and in July 2008, the DOJ confirmed that the monitorship had concluded. We have reaffirmed our commitment to take all reasonable steps to ensure that we remain in compliance with the FCPA.

Patent Litigation

 On September 22, 2008, we entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Boston Scientific Corporation and Target Therapeutic, Inc., a subsidiary of Boston Scientific Corporation (collectively “Boston Scientific”) and a Settlement and Release Agreement (the “Settlement and Release Agreement”) with The Regents of the University of California (the “Regents”) in order to resolve pending patent litigation between Boston Scientific and us (the “Patent Litigation”). On October 8, 2008, the Court entered an order dismissing the Patent Litigation with prejudice. The Patent Litigation is described in detail in our prior filings with the Securities and Exchange Commission (the “SEC”).

Under the Settlement and License Agreement, we and Boston Scientific agreed to cross license certain patents asserted in the Patent Litigation and release all claims (as defined in the Settlement and License Agreement) arising prior to the effective date (as defined in the Settlement and License Agreement) to which the rights, licenses, releases, and covenants expressly granted under the Settlement and License Agreement would be a complete defense had such claims arisen on or after the effective date.  The Settlement and License Agreement includes a mutual release of claims and covenants not to sue with respect to certain specified patents.  Boston Scientific also covenants not to sue end users of our products for claims of infringement of specified patents.

In connection with the Settlement and License Agreement, we entered into the Settlement and Release Agreement with the Regents.  The Settlement and Release Agreement provided for the cash payment of approximately $1.7 million within to the Regents in exchange for a mutual release of claims and a mutual covenant not to sue with respect to certain specified patents.  The Regents also agreed not to sue end users of our products for claims under the patents owned by the Regents and exclusively licensed to Boston Scientific and asserted by Boston Scientific in the Patent Litigation against us. We made the cash payment to the Regents on September 24, 2008.

The foregoing discussion of material terms does not constitute a complete summary of the terms of the Settlement and License Agreement and Settlement and Release Agreement, and reference is made to the Settlement and License Agreement and Settlement and Release Agreement which are filed as exhibits 10.1 and 10.2.

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

The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the first six months of fiscal 2009, a substantial portion of our product sales were to approximately 93 hospitals in the United States. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

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

We have incurred significant operating losses since inception, and expect to continue to incur losses, and we cannot assure you that we will achieve profitability.

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $16.3 million, $5.5 million and $8.3 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. We incurred net losses of $9.3 million and $4.4 million in the first six months of fiscal 2009 and 2008, respectively. As of September 30, 2008, we had an accumulated deficit of $80.7 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect our operating expenses to increase as we, among other things:

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

Our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products. We cannot assure you that we will be able to successfully develop or market new products or that any of our future products will be accepted by the neurointerventionalists who use our products or the payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including:

•	our ability to properly identify and anticipate neurointerventionalist and patient needs;

•	our ability to develop new products or enhancements in a timely manner;

•	our ability to obtain the necessary regulatory approvals for new products or product enhancements;

•	our ability to provide adequate training to potential users of our products;

•	our ability to receive adequate reimbursement for our procedures;

•	results of clinical research and trials on our existing products and products in development;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products; and

•	develop an effective marketing and distribution network.

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

We operate in a highly competitive market segment, face competition from large, well-established medical device manufacturers with significant resources, and may not be able to increase penetration in our markets or otherwise compete effectively.

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

In addition, most of our current and potential competitors are either large publicly traded or divisions or subsidiaries of large publicly traded companies, and they enjoy several competitive advantages over us, including:

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

A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2008, 2007 and 2006, revenues from customers outside the United States represented approximately 51%, 51% and 53%, respectively, of our revenues. For the first six months of fiscal 2009, revenues from customers outside the United States represented approximately 51% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first six months of fiscal 2009, approximately 31% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. In Europe, our revenues are denominated in Swiss francs, euros, pounds sterling and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and pound sterling, the revenues we recognize from sales by our European subsidiaries will be adversely impacted.

Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition. We currently do not enter into foreign currency forward contracts and other arrangements intended to hedge our exposure to adverse fluctuations in exchange rates.

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

We completed our assessment of our internal control over financial reporting as required by Section 404 for the fiscal year ended March 31, 2008. Our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2008, our internal control over financial reporting was effective. Our independent registered accounting firm has also expressed the opinion that our internal controls over financial reporting were effective during that period. However, our controls may not prove to be adequate for the future periods, and we cannot predict the outcome of our testing in future periods. If our internal controls are deemed to be ineffective in future periods, our financial results or the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We believe that our current cash position and the cash to be generated from expected product sales, together with the funds available under our credit facility (subject to compliance with the conditions and covenants of the credit agreement) (see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and Part II, Item 5—Other Information in this Form 10-Q), will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock or debt offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and or acquiring new products or technologies;

•	the cost of obtaining and maintaining FDA and other domestic and foreign approval or clearance of our products and products in development;

•	costs associated with litigation that may arise from time to time;

•	the expenses we incur related to compliance with the United States FCPA and laws and regulations in non-United States jurisdictions;

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations affecting public companies promulgated by the SEC and The NASDAQ Stock Market;

•	the costs associated with our facilities expansion, if any; and

•	the costs associated with increased capital expenditures.

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

We currently conduct our manufacturing, development and management activities at two locations in Silicon Valley, California, near known earthquake fault zones, and in Doral, Florida, where there is a risk of hurricanes. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as an earthquake or hurricane, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations.

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

Our success depends significantly on our ability to procure proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not be sufficient to adequately protect our intellectual property or permit us to gain or keep any competitive advantage. For example, any of our pending United States or foreign patent applications may ultimately not issue as a patent or, alternatively, may issue with claims that are of little or no value to us. In addition, once issued, a valuable patent may be challenged successfully by third parties and invalidated. In addition, our patent protection for material aspects of our products and methods is presently being pursued with applications that have been filed but not issued, such that these material aspects are not presently protected by patents. Competitors may further be able to get around having to license our technology in order to avoid infringement by designing around our issued and published patent claims, thereby staying clear of our proprietary rights. Similarly, competitors may develop products and methods that are equivalent or superior to ours. Our confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Both the process of procuring patent rights and the process of managing patent disputes can be time consuming and expensive.

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

Successful sales of our products will depend on the availability of adequate reimbursement from third-party payors. Healthcare providers that purchase medical devices for treatment of their patients generally rely on third-party payors to cover the use of the product for the particular procedure and reimburse all or part of the costs and fees associated with the procedures performed with these devices. Currently, the costs of our products distributed domestically are being reimbursed by third party payors. There is no guarantee that coverage and adequate reimbursement will be available in the future for our existing and/or new products. Both public and private insurance reimbursement plans are central to new product acceptance. Neurointerventionalists are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products and related procedures.

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

Based on shares outstanding at September 30, 2008, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 52% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on September 16, 2008:

1. To elect two directors to serve on our Board of Directors for a three-year term.

	For	Withheld

L.Nelson Hopkins, M.D.	6,523,611	5,351,414
Francis J. Shammo	11,489,995	385,030

2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2009.

For	11,764,100
Against	11,865
Abstain	99,060

Item 5. Other Information.

On November 5, 2008, we entered into a credit agreement with Wells Fargo Bank to provide us with a revolving line of credit (the “Credit Agreement”). The Credit Agreement provides for maximum borrowings in the amount of up to $15 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. Borrowings are secured by a first priority security interest in all of our assets (except for certain permitted liens that are senior to the bank’s security interest). At our option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) maintaining a minimum modified quick ratio and (ii) achieving not more than a certain amount of loss through December 31, 2008, and thereafter a minimum profitability, in each case excluding certain non-cash items. Borrowings under the Credit Agreement are subject to the completion of a collateral examination which is expected to be completed prior to the end of November 2008. The maturity date under the Credit Agreement is November 1, 2009.

Item 6. Exhibits.

See the Index to Exhibits on Page 46 of this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2008

By:	/s/ John T. Kilcoyne
John. T. Kilcoyne
Chairman and Chief Executive Officer

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

10.1#**	Settlement and License Agreement dated as of September 22, 2008 among the Registrant, Boston Scientific Corp. and Target Therapeutics, Inc.
10.2#**	Settlement and Release Agreement dated September 22, 2008 between the Registrant and The Regents of the University of California
10.3#	Credit Agreement dated November 5, 2008 between the Registrant and Wells Fargo Bank, National Association
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

#	Filed herewith

**
Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.