Form 10-Q
period 2008-12-31
MICRUS ENDOVASCULAR CORP
filed 2009-02-09
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of February 3, 2009, there were 15,750,713 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31,	March 31,
	2008	2008
ASSETS
Current Assets:
Cash and cash equivalents	$14,103	$25,526
Accounts receivable, net of allowance for doubtful accounts
of $89 at December 31, 2008 and $95 at March 31, 2008	10,855	11,297
Inventories	12,410	11,495
Prepaid expenses and other current assets	1,676	1,570
Deferred tax assets	66	-
Total current assets	39,110	49,888
Property and equipment, net	7,366	5,285
Goodwill	6,887	8,549
Intangible assets, net	5,563	7,153
Deferred tax assets	99	9
Other assets	487	1,448
Total assets	$59,512	$72,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,467	$3,680
Accrued payroll and other related expenses	5,616	7,930
Deferred tax liabilities	-	43
Short-term borrowings (Note 5)	2,500	-
Accrued liabilities	6,939	9,431
Total current liabilities	17,522	21,084
Deferred tax liabilities	-	314
Other non-current liabilities	1,675	2,754
Total liabilities	19,197	24,152
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding:15,737,550 shares at December 31, 2008 and 15,614,760 shares
at March 31, 2008	157	156
Additional paid-in capital	125,308	119,897
Accumulated other comprehensive loss	(2,158)	(511)
Accumulated deficit	(82,992)	(71,362)
Total stockholders' equity	40,315	48,180
Total liabilities and stockholders' equity	$59,512	$72,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues	$18,322	$18,343	$57,438	$49,495
Cost of goods sold	4,777	5,049	14,984	11,935
Gross profit	13,545	13,294	42,454	37,560
Operating expenses:
Research and development	2,403	5,553	8,253	10,135
Sales and marketing	6,942	7,432	23,021	21,087
General and administrative	5,892	6,174	21,818	18,076
Total operating expenses	15,237	19,159	53,092	49,298
Loss from operations	(1,692)	(5,865)	(10,638)	(11,738)
Interest income	49	304	239	1,015
Interest expense	(10)	-	(14)	(2)
Other income (expense), net	(1,006)	67	(1,689)	427
Loss before income taxes	(2,659)	(5,494)	(12,102)	(10,298)
Provision for (benefit from) income taxes	(367)	210	(472)	(189)
Net loss	$(2,292)	$(5,704)	$(11,630)	$(10,109)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.37)	$(0.74)	$(0.66)
Weighted-average number of shares used in per share calculations:
Basic and diluted	15,734	15,516	15,675	15,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,630)	$(10,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,466	2,383
Provision for doubtful accounts	17	(7)
Loss on disposal of equipment	14	23
Provision for excess and obsolete inventories	(53)	655
Stock-based compensation	4,307	3,501
Deferred income taxes	(498)	(194)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(183)	(2,439)
Inventories	(1,186)	(3,421)
Prepaid expenses and other current assets	(131)	63
Other assets	(26)	16
Accounts payable	(1,157)	40
Accrued payroll and other related expenses	(2,072)	(14)
Accrued liabilities	(243)	861
Other non-current liabilties	(1,071)	1,437
Net cash used in operating activities	(11,446)	(7,205)

Cash flows from investing activities:
Acquisition of property and equipment	(2,500)	(1,657)
Proceeds from sale of property and equipment	-	107
Proceeds from sale of assets and technologies in connection with Merit transaction	1,500	-
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	(3,454)	(2,232)
Earn-out payment in connection with acquisition of VasCon, LLC	(378)	-
Net cash used in investing activities	(4,832)	(3,782)

Cash flows from financing activities:
Borrowings under bank line of credit	2,500	-
Proceeds from exercise of stock options	624	1,956
Proceeds from employee stock purchase plan	527	513
Net cash provided by financing activities	3,651	2,469

Effect of foreign exchange rate changes on cash	1,204	(675)
Net decrease in cash and cash equivalents	(12,627)	(8,518)
Cash and cash equivalents at beginning of period	25,526	34,536
Cash and cash equivalents at end of period	$14,103	$25,343

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

The results of operations for the interim periods ended December 31, 2008 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2009, or any future period.

Liquidity

The Company has incurred net losses since inception. Management believes that the Company’s current cash position as of December 31, 2008 and the cash expected to be generated from operations, together with the funds available under its credit facility (subject to compliance with the conditions and covenants of the credit agreement) (see Note 5 for more details), will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that the Company will be profitable in the foreseeable future. To the extent that existing cash and cash generated from operations, together with the funds available under its credit facility (subject to compliance with the conditions and covenants of the credit agreement), are insufficient to fund its future activities, the Company may need to raise additional funds through public or private equity or debt financing and reduce certain discretionary spending. Additional funds may not be available on terms favorable to the Company or at all.

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

Revenue recognition – sales made to Latin American distributors

Sales to the Company’s Latin American distributors are made according to similar contractual terms as sales to other distributors. However, due to historically longer delays in receiving payments and a higher level of write-offs relating to our Latin American distributors, the Company had concluded that through March 31, 2008 collectibility was not reasonably assured at the time that the distributor took title to the inventory. Accordingly, the Company had recognized revenues from its sales to Latin American distributors when cash was collected. The Company has evaluated its experience with its Latin American distributors and has concluded that collectibility is now reasonably assured upon shipment, and began recognizing revenue upon shipment to these distributors beginning in the quarter ended June 30, 2008. Revenues recognized upon shipment to the Company’s Latin American distributors were $482,000 and $1.9 million for the three and nine months ended December 31, 2008, respectively. Additionally, the deferred revenue balance at March 31, 2008 of $0.7 million for these distributors and the related cost of goods sold of $273,000 that had been deferred has been recognized as revenue and cost of goods sold, respectively, in the three months ended June 30, 2008. Revenues recognized on a cash basis on sales made to the Company’s Latin American distributors were $480,000 and $1.2 million for the three and nine months ended December 31, 2007, respectively.

Product warranty

Once a sale has occurred, the customer has no right of return and the Company provides its customers with limited warranty privileges. To date, product returns under warranty have not been significant. The warranty accrual as of December 31, 2008 and March 31, 2008 was immaterial to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was immaterial to the Company’s results of operations and cash flows.

Comprehensive loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Accumulated other comprehensive loss as of December 31, 2008 and March 31, 2008 was comprised entirely of foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended December 31, 2008 was $3.7 million and $13.3 million, respectively. This included other comprehensive loss of $1.5 million and $1.7 million respectively, related to foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended December 31, 2007 was $5.7 million and $10.2 million, respectively. This included other comprehensive loss of $0 and $112,000 respectively, related to foreign currency translation adjustments.

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

Anti-dilutive securities

The following outstanding stock options, employee stock purchase plan shares and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Nine months ended December 31,
	2008	2007
Shares issuable upon exercise of common stock options	4,059	3,492
Shares issuable upon settlement of restricted stock units	4	7
Shares issuable under employee stock purchase plan	28	18
	4,091	3,517

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

Recent accounting pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for the Company on April 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations,” which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations completed on or after the date of adoption. This provision will only impact the Company’s accounting for any acquisition on or after April 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP SFAS 157-2”), “Effective Date for FASB Statement No. 157.” This FSP permits the delayed application of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FSP SFAS 157-2 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.

 In April 2008, the FASB issued FSP SFAS No. 142-3 (“FSP SFAS 142-3”), “Determination of the Useful Life of Intangible Assets.”  FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R , “Business Combinations” and other GAAP. FSP SFAS 142-3 is effective for the Company beginning on April 1, 2009. The Company is currently evaluating the impact of adopting FSP SFAS 142-3 on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles,”  which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This standard is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

During the quarter ended December 31, 2008, the Company entered into foreign currency forward contracts to buy U.S. dollars at fixed intervals in the retail market in an over-the-counter environment. As of December 31, 2008, the Company had foreign currency forward contracts to sell 0.7 million Euros and 100,000 British pounds in exchange for approximately $1.1 million U.S. dollars maturing in January through March 2009. The counterparty to these contracts is UBS AG located in Switzerland. The Company’s foreign currency forward contract valuation inputs are based on quoted prices and quoted pricing intervals from public data and do not involve management judgment. Accordingly, the Company has classified this outstanding foreign currency forward contract within Level 2 of the fair value hierarchy and has recorded the fair value of the contract in other current assets and accrued liabilities on its condensed consolidated balance sheet as of December 31, 2008. The Company recorded a net unrealized loss of approximately $11,000 for the three months ended December 31, 2008.

The following table presents assets and liabilities measured at fair value on a recurring basis at December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,722	$-	$-	$6,722
Foreign currency forward contracts	-	4	-	4
	$6,722	$4	$-	$6,726

Liabilities:
Foreign currency forward contracts	$-	$15	$-	$15

The Company’s other financial liabilities that are required to be carried at fair value at December 31, 2008 consisted of the Swiss pension plan obligation, which was not material.

Note 4 — Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Raw materials	$2,139	$2,154
Work-in-progress	1,852	1,667
Finished goods	3,432	3,002
Consigned inventory	4,987	4,331
Inventory held by distributors	-	341
	$12,410	$11,495

Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until purchased by the customer, generally when used in a medical procedure.

Inventory held by distributors at March 31, 2008 consisted of $273,000 in inventory held by the Company’s Latin American distributors (see Note 2 for more details) and $68,000 in inventory held by the Company’s Chinese distributor. As of December 31, 2008, there was no inventory held by distributors.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Computer equipment and software	$2,016	$1,728
Furniture, fixtures and equipment	7,143	5,403
Leasehold improvements	2,120	1,010
Construction in progress	459	447
Total cost	11,738	8,588
Less accumulated depreciation and amortization	(4,372)	(3,303)
	$7,366	$5,285

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Balance beginning of year	$8,549	$5,552
Addition related to earn-out payment associated with acquisition
of Neurologic UK Ltd	457	2,997
Foreign currency translation	(2,119)	-
Balance end of period	$6,887	$8,549

All of the Company’s goodwill has been allocated to the United Kingdom business segment.

Intangible assets, net

Intangible assets, net, consisted of the following (in thousands):

		Gross Carrying Amount			Accumulated Amortization				Net
	Useful Life	March 31,	Foreign currency	December 31,	March 31,	(Additions)	Foreign currency	December 31,	December 31,	March 31,
	(Years)	2008	translation	2008	2008		translation	2008	2008	2008
Existing process technology	7	$4,590	$-	$4,590	$(874)	$(492)	$-	$(1,366)	$3,224	$3,716
Distribution agreements	5	2,300	(454)	1,846	(1,164)	(347)	301	(1,210)	636	1,136
Capitalized license fee	7	1,565	-	1,565	(336)	(168)	-	(504)	1,061	1,229
Patents - microcoil	10	1,100	-	1,100	(880)	(82)	-	(962)	138	220
Non-compete agreements	6	700	(138)	562	(294)	(88)	75	(307)	255	406
Customer relationships	5	900	(178)	722	(454)	(136)	117	(473)	249	446
		$11,155	$(770)	$10,385	$(4,002)	$(1,313)	$493	$(4,822)	$5,563	$7,153

Amortization of intangible assets included in the Company’s results of operations is as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007

Cost of goods sold	$220	$234	$660	$755
Operating expenses	220	217	653	650
	$440	$451	$1,313	$1,405

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ended March 31,	Amortization
2009 (remaining 3 months)	$399
2010	1,597
2011	1,215
2012	924
2013	879
Thereafter	549
$5,563

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Accrued bonuses	$2,053	$2,642
Accrued salaries	670	1,071
Accrued vacation	1,943	1,750
Accrued commissions	453	1,660
Accrued payroll taxes	497	807
	$5,616	$7,930

Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Deferred gain from Merit Medical System, Inc. transaction	$1,862	$340
Milestone payment to The Cleveland Clinic Foundation	1,500	500
Professional fees	478	1,715
VAT payable	427	560
Other development costs	285	288
Accrued travel and entertainment	271	492
Biotronik AG development costs	166	443
Deferred revenue from Goodman Co., Ltd. distribution agreement	162	113
Earn-out payment in connection with acquisition of Neurologic UK Ltd acquistion	-	2,997
Earn-out payment in connection with acquisition of VasCon, LLC	-	378
Other	1,788	1,605
	$6,939	$9,431

On January 31, 2008, the Company entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit Medical Systems, Inc. (“Merit”) pursuant to which the Company sold its non-neurological cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by the Company in November 2006 in connection with its purchase of VasCon, LLC (“VasCon”). Pursuant to the Merit Agreement, the Company received an up-front payment of $1.5 million and received an additional payment of $1.5 million in December 2008 upon the completion of its obligation to help Merit build a production line for coronary guide catheters and get it fully operational. Though certain elements of this transaction (namely the acquired assets and licensing rights, and the production line assistance for coronary guide catheters) have been delivered as of December 31, 2008, the Company is still obligated to deliver the regulatory documentation and production line assistance for the peripheral guiding sheaths and/or cardiovascular microcatheters. The Company anticipates that the remaining obligations will be completed in the second quarter of fiscal 2010. Because the Company lacks the ability to separate the multiple obligations (elements) of this transaction, the up-front payment of $1.5 million and the additional payment of $1.5 million, net of direct and incremental costs incurred and the net book value of assets transferred to Merit, have been deferred until such time as all elements of the transaction are delivered.

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2008	2008
Contingent purchase price	$1,218	$1,218
Deferred revenue from Goodman Co., Ltd. distribution agreement	197	281
Swiss pension plan obligation	77	82
Milestone payment to The Cleveland Clinic Foundation	-	1,000
Other non-current liabilities	183	173
	$1,675	$2,754

At the acquisition date of VasCon, the fair value of the net assets acquired exceeded the purchase consideration resulting in the negative goodwill of $1.6 million. Because the acquisition involves contingent consideration that may exceed the negative goodwill amount, the negative goodwill has been recorded as a contingent purchase price and is being reduced by any earned contingent consideration of up to $10.0 million that will be paid over three years, with any additional contingent consideration being recorded as goodwill. The Company paid the first year earn-out of approximately $378,000 in April 2008.

Note 5— Line of Credit

On November 5, 2008, the Company entered into a credit agreement with Wells Fargo Bank to provide the Company with a revolving line of credit (the “Credit Agreement”). The Credit Agreement provides for maximum borrowings in an amount up to $15 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. Borrowings are collateralized by a first priority security interest in all of the Company’s assets (except for certain permitted liens that are senior to the Wells Fargo Bank’s security interest). At the Company’s option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The Credit Agreement requires that the Company comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) maintaining a minimum modified quick ratio and (ii) achieving not more than a certain amount of loss through December 31, 2008, and thereafter a minimum profitability, in each case excluding certain non-cash items. The maturity date of the Credit Agreement has been extended to February 1, 2010. At December 31, 2008, the Company had outstanding borrowings of $2.5 million under the line of credit, and was in compliance with all covenants of the Credit Agreement. The interest rate on the borrowings as of December 31, 2008 was 5.5%.

Note 6 — Income Taxes

The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income tax. For the three and nine months ended December 31, 2008, the Company recorded an income tax benefit of approximately $367,000 and $472,000, respectively. The income tax benefit for the three months ended December 31, 2008 includes an income tax benefit of $174,000 related to operating losses for its Swiss subsidiary, and a non-current income tax benefit of approximately $193,000 for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic UK Limited (“Neurologic”) transaction which is not deductible for tax purposes and the tax benefit of operating losses for its United Kingdom subsidiary. The income tax benefit for the nine months ended December 31, 2008 includes an income tax benefit of $106,000 related to operating losses for its Swiss subsidiary, and a non-current tax benefit of approximately $366,000 for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic transaction which is not deductible for tax purposes and the tax benefit from operating losses for its United Kingdom subsidiary.

As of March 31, 2008, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $42.5 million, $27.6 million and $1.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012, and the state and foreign NOLs will expire beginning in 2013. The Company also has federal and state tax research and development credit carryforwards of approximately $1.2 million and $1.1 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of its ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, the Company has recorded a valuation allowance at September 30, 2008 to offset its federal and state deferred tax assets.

Since the adoption of FIN 48, the Company has recognized a $232,000 increase in its unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. At December 31, 2008, the Company had no accrued interest or penalties related to tax contingencies.

Note 7 — Commitments and Contingencies

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

The foregoing discussion of material terms does not constitute a complete summary of the terms of the Settlement and License Agreement and Settlement and Release Agreement, and reference is made to the Settlement and License Agreement and Settlement and Release Agreement which are filed as exhibits of Form 10-Q for the quarter ended September 30, 2008.

Note 8 — Stock-based Compensation

Stock options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of December 31, 2008, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 Plan or the 1998 Plan. As of December 31, 2008, there were no outstanding options under the 1996 Plan and 1,047,431 outstanding options under the 1998 Plan. As of December 31, 2008, there were 4,274,421 remaining shares reserved for issuance under the 2005 Plan, of which 1,259,622 were available for grant, 3,011,466 shares were subject to outstanding options and 3,333 shares were subject to outstanding restricted stock units. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.

2005 Employee stock purchase plan

The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s initial public offering. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of December 31, 2008, there were 628,371 shares reserved for issuance under the Purchase Plan.

Stock-based compensation

On April 1, 2006, the Company adopted the provisions of SFAS 123R. The Company’s financial statements for the three and nine months ended December 31, 2008 and 2007 reflect the impact of SFAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007

Employee Stock Option Plans
Expected term (in years)	6	6	6	6
Volatility	40%	41%	35%	41%
Risk-free interest rate	2.9%	4.0%	3.2%	4.4%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at date of grant	$4.89	$8.25	$4.65	$9.60

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	41%	44%	45%	44%
Risk-free interest rate	1.9%	3.8%	2.5%	4.2%
Expected dividend yield	0%	0%	0%	0%

The fair value of each purchase right granted under the Company’s Purchase Plan during the three and nine months ended December 31, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

The stock-based compensation expense related to SFAS 123R is as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of goods sold	$188	$103	$450	$310
Research and development	95	151	435	379
Sales and marketing	272	379	1,112	932
General and administrative	642	651	2,310	1,737
	$1,197	$1,284	$4,307	$3,358

Additionally, approximately $25,000 in stock-based compensation expense related to SFAS 123R has been released from inventory for the nine months ended December 31, 2008 as compared to $181,000 that has been capitalized in inventory for the nine months ended December 31, 2007.

As of December 31, 2008, there was approximately $11.9 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period of 2.4 years for employee stock options and 0.5 years for restricted stock units.

Stock-based compensation expense recognized for the three months ended December 31, 2008 and 2007 related to the amortization of deferred stock-based compensation was $0 and $40,000, respectively. For the nine months ended December 31, 2008 and 2007, the amortization of deferred stock-based compensation was $0 and $139,000, respectively. The Company had fully recognized amortization of deferred stock-based compensation in the fourth quarter ended March 31, 2008.

Stock-based compensation expense recognized for the three months ended December 31, 2008 and 2007 related to non-employee options was $0 and ($2,000), respectively.  For the nine months ended December 31, 2008 and 2007, stock-based compensation expense recognized related to non-employee options was $0 and $4,000, respectively.

 Total stock-based compensation expense included in the Company’s results of operations is as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of goods sold	$188	$105	$450	$324
Research and development	95	151	435	379
Sales and marketing	272	382	1,112	943
General and administrative	642	684	2,310	1,855
	$1,197	$1,322	$4,307	$3,501

General stock option information

The following table sets forth the summary of stock options activity for the nine months ended December 31, 2008:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at March 31, 2008	3,656	$13.02
Options granted	677	$11.64
Options exercised	(70)	$8.93
Options forfeited	(179)	$15.84
Options expired	(25)	$10.60

Options outstanding at December 31, 2008	4,059	$12.75	7.5	$7,685

Options exercisable at December 31, 2008	2,281	$10.88	6.6	$7,030

The total aggregate intrinsic value of options exercised during the three months ended December 31, 2008 and 2007 was $22,000 and $567,000, respectively. For the nine months ended December 31, 2008 and 2007, the total aggregate intrinsic value of options exercised was $299,000 and $3.3 million, respectively. The closing market value per share of the Company’s common stock as of December 31, 2008 was $11.61 per share as reported by The NASDAQ Stock Market.

The following table sets forth the summary of restricted stock units activity for the nine months ended December 31, 2008:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Non-vested restricted stock units at March 31, 2008	7	$-
Awarded	-	$-
Released	(3)	$-
Forfeited	-	$-

Non-vested restricted stock units at December 31, 2008	4	$-	0.5	$39

 Note 9 — Segment and Geographic Information

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
United States	$9,889	$7,942	$28,906	$24,389
Japan	1,477	2,989	6,302	4,128
United Kingdom	1,715	2,333	5,903	6,853
Rest of the world	5,241	5,079	16,327	14,125
	$18,322	$18,343	$57,438	$49,495

The Company’s long lived assets by geographic area were as follows (in thousands):

	December 31,	March 31,
	2008	2008
United States	$7,041	$4,907
United Kingdom	75	124
Rest of the world	250	254
	$7,366	$5,285

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which are primarily based on geographic location. The Company has determined it operates in four business segments, the Americas, Europe (excluding the United Kingdom), the United Kingdom and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Prior to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, the Company’s European (excluding the United Kingdom) and United Kingdom segments were aggregated as a single business segment. Prior year information in the tables that follow have been restated to conform with the current year classification.

Revenues and gross profit for these segments were as follows (in thousands):

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Americas	$10,788	$9,077	$32,728	$27,015
Europe (excluding the United Kingdom)	3,949	3,741	11,446	10,611
United Kingdom	1,715	2,333	5,903	6,853
Asia Pacific	1,870	3,192	7,361	5,016
	$18,322	$18,343	$57,438	$49,495
Gross Profit:
Americas	$8,170	$6,730	$24,601	$21,794
Europe (excluding the United Kingdom)	2,745	2,687	8,116	7,365
United Kingdom	1,333	1,795	4,651	5,232
Asia Pacific	1,297	2,082	5,086	3,169
	$13,545	$13,294	$42,454	$37,560

The Company’s total assets by operating segment were as follows (in thousands):

	December 31,	March 31,
	2008	2008
Americas	$41,856	$52,043
Europe (excluding the United Kingdom)	7,899	7,265
United Kingdom	9,757	13,024
	$59,512	$72,332

Note 10 — Subsequent Event

The Company merged Micrus Design Technology, Inc. into Micrus Endovascular Corporation effective January 1, 2009.

On February 3, 2009, the Company amended the Credit Agreement with Wells Fargo Bank extending the maturity date to February 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report, and with other factors described from time to time in our other filings with the SEC. In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 27.A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended  that involve risks and uncertainties. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “continues,” “plans,” “believes,” “projects,” “should,” “could,” “would,” “intends” or statements concerning “potential” or “opportunity,” and any variations thereof, comparable terminology or the negative thereof. Actual results and the timing of events may differ materially from those contained in the forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Overview

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis, which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils automatically and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease, including microcatheters, balloon catheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists, interventional neurologists and neurosurgeons, and by entering new geographic territories, such as Asia where we commenced selling our products in Japan through our distribution partner, Goodman, Co., LTD (“Goodman”), in March 2006. We have also entered into an exclusive distribution agreement to market our products in China upon receiving regulatory approvals.

Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products, balloon catheters and accessories for use with our microcoils, which accounted for approximately 7% and 6% of our revenues in the third quarter and the first nine months of fiscal 2009, respectively. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, the United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors. We invoice our customers upon shipment. In select hospitals, our products are held on consignment, and remain on site, free of charge until used.

We anticipate that our cost of goods sold will generally increase in absolute dollars during those quarters in which our sales increase or we incur additional manufacturing costs in anticipation of the commercial introduction of new products. Furthermore, our gross margin percentage may fluctuate depending on the level of sales to distributors and in those quarters in which we initiate sales of new products or product lines, or enter new geographic territories.

Our product development efforts are primarily focused on expanding our product offerings for the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched ten new products in the last 24 months, including microcoils, stents, microcatheters, guidewires and balloon catheters. During the first nine months of fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip facilitating atraumatic vascular access. The Neuropath guide catheter is used as a conduit for delivery of the microcatheter or other devices such as coils to the aneurysm. We intend to continue to pursue this non-coil product line expansion with the goal of increasing our revenue opportunity per procedure. We also launched Cerecyte and stretch resistant versions of our DeltaPaq™ microcoil system for the treatment of cerebral aneurysms. Our DeltaPaq microcoil system is designed to enable the physicians to achieve greater coil packing density within the aneurysm which may reduce the rate of recanalization and the need for re-treatment. The DeltaPaq microcoil system supplements our framing and finishing coils in the filling segment of the coil market. Additionally, we launched the PHAROS™ Vitesse™ intracranial stent for commercial distribution in the European Union and all other countries recognizing the CE Mark. The PHAROS Vitesse is our second generation balloon-expandable stent for intracranial ischemic stenosis and wide-neck aneurysm treatment. We have received U.S. Food and Drug Administration conditional approval of our PHAROS Vitesse Intracranial Stent Study for Ischemic Therapy (“VISSIT”). The VISSIT study is  the  first industry sponsored randomized prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China.

We intend to continue to expand our direct sales force in North America and Europe as necessary and increase our presence in the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and in July 2008, we received regulatory approval to sell our Cerecyte microcoils in Japan. We recorded product sales to Goodman of $6.3 million and $4.1 million in the first nine months of fiscal 2009 and 2008, respectively. We will begin selling our products in China upon receiving regulatory approvals. The timing of these approvals is uncertain due to a pending review by the Chinese State Food and Drug Administration (“SFDA”) of drug and medical device approvals granted during the term of the former SFDA minister. We believe this review process along with more stringent approval procedures will delay review and approval of applications for new products. As a result, we did not recognize revenues from sales in China in the first nine months of fiscal 2009. We do not expect to recognize revenues from sales to China during this fiscal year.

We currently anticipate that the expansion of our product line and our further expansion into the Asian market will be primarily funded with our currently available cash and cash expected to be generated from operations.

We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $69.2 million in fiscal 2008. Our revenues were $57.4 million in the first nine months of fiscal 2009.

Since inception, we have been unprofitable. We have incurred net losses of $8.3 million in fiscal 2006, $5.5 million in fiscal 2007, $16.3 million in fiscal 2008 and $11.6 million in the first nine months of fiscal 2009. As of December 31, 2008, we had cash and cash equivalents of $14.1 million. We believe that our current cash position and the cash expected to be generated from operations, together with the funds available under our credit facility (subject to compliance with the conditions and covenants of the credit agreement) (see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that we will be profitable in the foreseeable future as we expand our research and development, manufacturing, and sales activities and expand geographically. As of December 31, 2008, we had an accumulated deficit of $83.0 million.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and nine months ended December 31, 2008 and 2007:

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007

Consolidated Statements of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	26%	28%	26%	24%
Gross profit	74%	72%	74%	76%
Operating expenses:
Research and development	13%	30%	14%	21%
Sales and marketing	38%	41%	40%	43%
General and administrative	32%	33%	38%	36%
Total operating expenses	83%	104%	92%	100%
Loss from operations	(9%)	(32%)	(18%)	(24%)
Interest income	0%	2%	0%	2%
Interest expense	0%	0%	0%	0%
Other income (expense), net	(6%)	0%	(3%)	1%
Loss before income taxes	(15%)	(30%)	(21%)	(21%)
Provision (benefit) for income taxes	(2%)	1%	(1%)	0%
Net loss	(13%)	(31%)	(20%)	(21%)

Three Months Ended December 31, 2008 and 2007

Revenues

	Three months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Americas	$10,788	$9,077	$1,711	19%
Europe (excluding the United Kingdom)	3,949	3,741	208	6%
United Kingdom	1,715	2,333	(618)	(26%)
Asia Pacific	1,870	3,192	(1,322)	(41%)
	$18,322	$18,343	$(21)	(0%)

Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. Our total revenues in the third quarter of fiscal 2009 remained flat as compared with the third quarter of fiscal 2008.  Revenues from the Americas increased 19% to $10.8 million and revenues from Europe (excluding the United Kingdom) increased 6% to $3.9 million, both compared with the third quarter of fiscal 2008. Revenues from the United Kingdom decreased 26% to $1.7 million as compared with the third quarter of fiscal 2008, primarily due to the unfavorable impact on revenues from the weakening of the British pound against the U.S. dollar and to a lesser extent a decline in procedure volume. Revenues from Asia Pacific decreased to $1.9 million in the third quarter of fiscal 2009 and included product sales to our distributor in Japan of $1.5 million, compared with revenues of $3.2 million in the third quarter of fiscal 2008 which included sales to our distributor in Japan of $3.0 million. Asia Pacific sales in the prior year third quarter were favorably impacted by increased sales to our distributor in Japan as a result of the regulatory approval in Japan of our stretch resistant microcoils in December 2007. We will also begin selling our products in China upon receiving regulatory approvals. We do not expect to recognize revenues from sales to China during this fiscal year.

Revenues from embolic coils decreased 3% to $16.9 million for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily due to the unfavorable impact of foreign currency exchange rates, most notably the weakening of the British pound against the U.S. dollar, and lower distributor sales, particularly in Japan. In the third quarter of fiscal 2009, approximately 32% of our revenues were denominated in currencies other than the U.S. dollar. Revenues from our non-embolic products increased 56% to $1.4 million for the third quarter of fiscal 2009 compared with revenues of $0.9 million in the third quarter of fiscal 2008. Sales of non-embolic products during the third quarter of fiscal 2009 were approximately 7% of total revenues, which is a quarterly record due in part to the introduction of our Neuropath guide catheter.  The sales contribution of our non-embolic products is expected to accelerate due to the launch of our Ascent balloon catheter next quarter. We expect our embolic and non-embolic sales to increase in the future as a result of market growth, continued market penetration of products released during the past two years including our launch of the next-generation DeltaPaq microcoil system, and an occlusion balloon catheter family.

New products continue to represent an important component of our growth strategy, with 26% of our revenues in the third quarter of fiscal 2009 coming from products introduced in the past 24 months. Among these, our Cashmere microcoil line represented 15% of the quarter’s total.  We are also pleased with the strong reception for our newly launched DeltaPaq microcoil system, which comprised 8% of third quarter revenues.  With the launch of the Ascent balloon catheter and the Neuropath guide catheter, we are now in a position to capture a significantly greater portion of hemorrhagic procedure revenues.

Gross Profit

	Three months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Cost of goods sold	$4,777	$5,049	$(272)	(5%)
Gross profit	$13,545	$13,294	$251	2%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROS stent product and royalties related to certain access device products. The decrease in cost of goods sold during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 was primarily due to increased manufacturing efficiencies. Additionally, the cost of goods sold in the third quarter of fiscal 2008 included an impairment of excess inventory primarily related to slower consignment inventory turns.

Gross margin was 74% in the third quarter of fiscal 2009 and 72% in the third quarter of fiscal 2008. The increase was primarily due to higher sales to direct customers. We expect our gross margin to fluctuate in future periods based on the mix of our product sales and the level of distributor sales.

Operating Expenses

Research and Development

	Three months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Research and development	$2,403	$5,553	$(3,150)	(57%)

Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to a $3.0 million charge in the third quarter of fiscal 2008 for in-process research and development in connection with the acquisition of ReVasc Technologies, Inc. to obtain the rights to pre-regulatory approved revascularization technology.

Sales and Marketing

	Three months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Sales and marketing	$6,942	$7,432	$(490)	(7%)

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to a decrease of $220,000 in personnel costs due to reduced marketing headcount, a decrease of $193,000 related to consulting fees, a decrease of $163,000 in sales incentives compensation and a decrease of $109,000 in stock-based compensation expense. These decreases were partially offset by an increase of $295,000 in costs associated with the launch of new products.

General and Administrative

	Three months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
General and administrative	$5,892	$6,174	$(282)	(5%)

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, regulatory, insurance, and professional services. Professional services principally relate to fees for outside legal, audit and Sarbanes Oxley compliance. General and administrative expenses decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to a decrease of $574,000 related to legal fees resulting from the settlement of the patent litigation with Boston Scientific and the conclusion of the United States Department of Justice (“DOJ”) monitorship. This decrease was partially offset by an increase of $234,000 related to higher finance and administrative personnel costs due to increased headcount.

Other Income (Expense), Net

	Three months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Interest income	$49	$304	$(255)	(84%)
Interest expense	(10)	-	(10)	(100%)
Other income (expense), net	(1,006)	67	(1,073)	(1,601%)
Total other income (expense)	$(967)	$371	$(1,338)	(361%)

Total other income (expense) consists primarily of interest income and foreign exchange gains and losses. Total other income (expense) decreased by $1.3 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to foreign exchange losses resulting from the remeasurement of foreign currency transactions, most notably the impact of the weakening of the British pound against the U.S. dollar and a decrease in interest income resulting from lower average cash and cash equivalents balances earning interest and a decline in interest rates.

Income Taxes

We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income tax. For the three months ended December 31, 2008, we recorded an income tax benefit of approximately $367,000. The income tax benefit for the three months ended December 31, 2008 includes an income tax benefit of $174,000 related to operating losses for our Swiss subsidiary and a non-current tax benefit of approximately $193,000 for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic transaction which is not deductible for tax purposes, and the tax benefit from operating losses for our United Kingdom subsidiary.

 As of March 31, 2008, we had federal, state and foreign net operating loss carryforwards (“NOLs”) that are available to reduce future taxable income of approximately $42.5 million, $27.6 million and $1.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012, and the state and foreign NOLs will expire beginning in 2013. We also have federal and state tax research and development credit carryforwards of approximately $1.2 million and $1.1 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at December 31, 2008 to offset our federal and state deferred tax assets.

Since the adoption of FIN 48, we have recognized a $232,000 increase in our unrecognized tax benefits. We do not expect our unrecognized tax benefits to change significantly over the next twelve months. At December 31, 2008, we had no accrued interest or penalties related to tax contingencies.

Nine Months Ended December 31, 2008 and 2007

Revenues

	Nine months ended
	December 31,		Change
(Dollars in thousands)	2008	2007	$	%
	(Dollars in thousands)
Americas	$32,728	$27,015	$5,713	21%
Europe (excluding the United Kingdom)	11,446	10,611	835	8%
United Kingdom	5,903	6,853	(950)	(14%)
Asia Pacific	7,361	5,016	2,345	47%
	$57,438	$49,495	$7,943	16%

The overall increase in revenues in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily due to an increase in the number of embolic and non-embolic products sold during this period. Revenues from the Americas increased 21% to $32.7 million and revenues from Europe (excluding the United Kingdom) increased 8% to $11.4 million, both compared with the first nine months of fiscal 2008.  Revenues from the United Kingdom decreased 14% to $5.9 million as compared with the first nine months of fiscal 2008, primarily due to the unfavorable impact on revenues from the weakening of the British pound against the U.S. dollar as well as a decline in procedure volume. Revenues from Asia Pacific increased to $7.4 million in the first nine months of fiscal 2009 and included product sales to our distributor in Japan of $6.3 million, compared with revenues of $5.0 million in the first nine months of fiscal 2008 which included sales to our distributor in Japan of $4.1 million. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan and in July 2008 we received regulatory approval to sell our Cerecyte microcoils in Japan, both of which had a favorable impact on product sales to our distributor in Japan in the first nine months of fiscal 2009. We will also begin selling our products in China upon receiving regulatory approvals. We do not expect to recognize revenues from sales to China this fiscal year. Revenues from Latin America increased to $2.5 million in the first nine months of fiscal 2009 compared with revenues of $1.2 million in the first nine months of fiscal 2008 due to an overall increase in product sales to our distributors in the region and a change in our revenue recognition policy for sales made to Latin American distributors from a cash collection basis to upon shipment basis (see Note 2 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report). As a result of a change in our revenue recognition policy for sales made to Latin American distributors, we recognized approximately $0.7 million of Latin American deferred revenue in the first nine months of fiscal 2009.

Revenues from embolic coils increased 15% to $53.8 million for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 primarily due to the increased market penetration of the Cashmere™ microcoil system launched in the third quarter of fiscal 2008, the launch of our DeltaPaq microcoil system and an increase in distributor sales, particularly in Japan and Latin America. Revenues from our non-embolic products increased 40% to $3.5 million for the first nine months of fiscal 2009 compared with revenues of $2.5 million in the first nine months of fiscal 2008. Products introduced in the past two years comprised 19% of our revenues in the first nine months of fiscal 2009.

Gross Profit

	Nine months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Cost of goods sold	$14,984	$11,935	$3,049	26%
Gross profit	$42,454	$37,560	$4,894	13%

The increase in cost of goods sold during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 was primarily related to the increase in sales of our products.

Gross margin was 74% in the first nine months of fiscal 2009 and 76% in the first nine months of fiscal 2008. The decrease was primarily due to higher sales to distributors at lower margins particularly in Japan and Latin America. We expect our gross margin to fluctuate in future periods based on the mix of our product sales and the level of distributor sales.

Operating Expenses

Research and Development

	Nine months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Research and development	$8,253	$10,135	$(1,882)	(19%)

Research and development expenses decreased in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to a $3.0 million charge in the third quarter of fiscal 2008 for in-process research and development in connection with the acquisition of ReVasc to obtain the rights to pre-regulatory approved revascularization technology. This decrease was partially offset by higher personnel costs of $1.0 million related to increased headcount and increased salaries for current employees, and an increase of $350,000 related to materials and supplies purchased for engineering projects.

Sales and Marketing

	Nine months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Sales and marketing	$23,021	$21,087	$1,934	9%

Sales and marketing expenses increased in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to an increase of $0.9 million in travel and personnel costs resulting from an increase in sales and marketing personnel in  North America, Europe and Asia, an increase of $0.7 million in sales incentives compensation resulting from the higher level of sales and changes in the sales compensation structure, as well as an increase of $171,000 in stock-based compensation expense.

General and Administrative

	Nine months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
General and administrative	$21,818	$18,076	$3,742	21%

General and administrative expenses increased in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to the settlement cost of approximately $1.7 million in connection with the patent litigation with Boston Scientific, an increase of $2.0 million related to higher finance and administrative personnel costs due to increased headcount and salary increases for current employees, an increase of $458,000 in stock-based compensation expense and an increase of $208,000  in travel expenses. These increases were partially offset by a decrease of $0.8 million in legal fees resulting from the settlement of the patent litigation with Boston Scientific and the conclusion of the DOJ monitorship.

     Other Income (Expense), Net

	Nine months ended
	December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Interest income	$239	$1,015	$(776)	(76%)
Interest expense	(14)	(2)	(12)	600%
Other income (expense), net	(1,689)	427	(2,116)	(496%)
Total other income (expense)	$(1,464)	$1,440	$(2,904)	(202%)

Total other income (expense) decreased by $2.9 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to foreign exchange losses resulting from the remeasurement of foreign currency transactions, most notably the impact of the weakening of the British pound against the U.S. dollar, and a decrease in interest income resulting from lower average cash and cash equivalent balances earning interest as well as a decline in interest rates.

Income Taxes

In the first nine months of fiscal 2009, we recorded an income tax benefit of approximately $472,000. The income tax benefit includes an income tax benefit of $106,000 related to net losses for our Swiss subsidiary, and a non-current tax benefit of approximately $366,000 for the tax effect of the amortization related to the identifiable intangible assets acquired in the Neurologic transaction which are amortized for tax purposes, in addition to the tax benefit from net operating losses for our United Kingdom subsidiary.

Liquidity and Capital Resources

	Nine months ended
	December 31,
	2008	2007
	(in thousands)
Cash flow activities:
Net cash used in operating activities	$(11,446)	$(7,205)
Net cash used in investing activities	$(4,832)	$(3,782)
Net cash provided by financing activities	$3,651	$2,469

Since our inception, we have funded our operations primarily through issuances of stock and related warrants, and product sales. As of December 31, 2008, we had cash and cash equivalents of $14.1 million, compared to $25.5 million at March 31, 2008. We believe that our current cash position and the cash expected to be generated from operations, together with the funds available under our credit facility (subject to compliance with the conditions and covenants of the credit agreement)  (see below), will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in operating activities was $11.4 million during the first nine months of fiscal 2009 compared to $7.2 million during the first nine months of fiscal 2008. Net cash used in operating activities during the first nine months of fiscal 2009 resulted primarily from operating losses, an increase in finished goods and consigned inventory due to the launch of new products, a decrease in accounts payable due to the timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable primarily to the payment of fiscal 2008 employee cash bonuses in the first quarter of fiscal 2009 and lower accrued commissions and a decrease in other non-current liabilities primarily due to a reclass of an accrued milestone payments from long-term to short-term. These factors were partially offset by non-cash items such as stock-based compensation expense primarily due to SFAS 123R, deferred tax benefits and depreciation and amortization.

Net cash used in operating activities during the first nine months of fiscal 2008 resulted primarily from operating losses, an increase in inventory due to an increase in the number of consignment locations, an increase in the number of units in existing consignment locations due to the launch of new products and the buildup of finished goods inventory in anticipation of future sales upon regulatory approvals in Japan and an increase in accounts receivable resulting from an increase in the number of embolic and non-embolic products sold. These factors were partially offset by an increase in accrued liabilities primarily due to higher accrued legal fees and contributions to our employee stock purchase plan and other non-current liabilities due to accrued milestone payments to ReVasc, and non-cash items such as stock-based compensation expense primarily due to SFAS 123R, depreciation and amortization, deferred tax benefit and provision for excess and obsolete inventories.

Net cash used in investing activities was $4.8 million during the first nine months of fiscal 2009 compared to $3.8 million during the first nine months of fiscal 2008. Net cash used in investing activities during the first nine months of fiscal 2009 was related to the earn-out payment associated with the purchase of Neurologic and VasCon and the purchase of capital equipment, partially offset by proceeds from the sale of certain assets and technologies in connection with the Merit Medical Systems, Inc transaction.

Net cash used in investing activities during the first nine months of fiscal 2008 was related to the earn-out payment associated with the purchase of Neurologic and the purchase of capital equipment partially offset by proceeds from the sale of property and equipment.

Net cash provided by financing activities was $3.7 million during the first nine months of fiscal 2009 compared to $2.5 million during the first nine months of fiscal 2008. Net cash provided by financing activities during the first nine months of fiscal 2009 consisted of proceeds from the exercise of stock options, the employee stock purchase plan, and borrowings under the line of credit with Wells Fargo Bank.

Net cash provided by financing activities during the first nine months of fiscal 2008 consisted of proceeds from the exercise of stock options and the employee stock purchase plan.

As discussed in Note 5 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report, on November 5, 2008 we entered into a Credit Agreement with Wells Fargo Bank to provide us with a revolving line of credit. The Credit Agreement provides for maximum borrowings in an amount up to $15 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. The maturity date of the Credit Agreement has been extended to February 1, 2010. At December 31, 2008, we had outstanding borrowings of $2.5 million under the line of credit, and were in compliance with all covenants of the Credit Agreement.

To the extent that existing cash and cash generated from operations, together with the funds available under our credit facility (subject to compliance with the conditions and covenants of the Credit Agreement), are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into such agreements in the future, which could require us to seek additional funds through public or private equity or debt financing and reduce certain discretionary spending. Additional funds may not be available on terms favorable to us, or at all.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for us on April 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations,” which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations completed on or after the date of adoption. This provision will only impact our accounting for any acquisition on or after April 1, 2009.

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 (“FSP SFAS 157-2”), “Effective Date for FASB Statement No. 157.” This FSP permits the delayed application of SFAS No. 157, "Fair Value Measurements," (“SFAS 157”) for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FSP SFAS 157-2 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of the enhanced disclosures requirements of SFAS 161 and do not expect the adoption to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3 (“FSP SFAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations” and other GAAP. FSP SFAS 142-3 is effective for us on April 1, 2009. We are currently evaluating the impact of adopting FSP SFAS 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles,” which becomes effective 60 days following the SEC’s approval of the PCAOB amendments to U.S. AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This standard is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Contractual Obligations

We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.

As of December 31, 2008, our contractual commitments were as follows:

	Payments Due by Period
		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$6,937	$1,057	$3,166	$1,069	$1,645
Purchase obligations	3,551	3,551	-	-	-
Minimum milestone payments to The Cleveland Clinic	1,500	1,500	-	-	-
Royalty payments to Vascular FX, LLC	1,250	250	750	250	-
Total	$13,238	$6,358	$3,916	$1,319	$1,645

We paid the first year earn-out amount of $378,000 associated with the purchase of VasCon in April 2008. The future earn-out payments will be an amount not to exceed $10.0 million based on the sales and manufacturing performance of Micrus Design Technology, Inc. as set forth in the asset purchase agreement. These future earn-out payments will be paid over three years.

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

We are required to pay Vascular FX, LLC a royalty equal to 25% of the greater of (i) the applicable aggregate mandatory minimum sales of $1.0 million or (ii) the actual net selling price of our deflectable catheter product. The royalty period is six years beginning in November 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus Endovascular SA (“Micrus SA”), our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the British pound. In Europe, our revenues are denominated in Swiss francs, Euros, British pounds and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of approximately $192,000 related to our loan with Micrus SA and an approximate $36,000 decrease in our comprehensive loss from our investment in Micrus SA as of December 31, 2008. A hypothetical 10% decline in the value of the British pound versus the U.S. dollar would cause us to recognize an approximate $463,000 increase in our comprehensive loss from our investment in Micrus UK as of December 31, 2008. A hypothetical 10% decline in the value of the Euro versus the Swiss franc would cause us to recognize a loss of approximately $248,000 based on our foreign denominated receivables as of December 31, 2008.

In the first nine months of fiscal 2009, approximately 32% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

During the quarter ended December 31, 2008, we entered into foreign currency forward contracts to buy U.S. dollars to minimize the impact of the currency movements on intercompany payables for our Micrus SA subsidiary. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.  We use derivative instruments only for risk management purposes and do not use them for speculation or for trading.

As of December 31, 2008, we had outstanding foreign currency forward contracts to sell 0.7 million Euros for approximately $1.0 million, expiring through March 20, 2009, and to sell 100,000 British pounds for approximately $150,000, expiring through January 20, 2009. If we were to settle our Euro and British pound-based contracts at the reporting date, the net result would be an unrealized loss of approximately $11,000. A sensitivity analysis of changes in the fair value of our Euros and British pounds forward contracts at December 31, 2008 indicates that, if the U.S. dollar uniformly strengthened/ weakened by 10 percent against the Euros and British pounds, the fair value of these contracts would decrease/increase by $111,000, respectively.

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

At December 31, 2008, our cash and cash equivalent balance was $14.1 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $24,000 on an annual basis.

Item 4. Controls and Procedures

(1)	Disclosure controls and procedures

Our management, with the participation of our Chairman of the Board of Directors and Chief Executive Officer, John T. Kilcoyne, and our Chief Financial Officer, Gordon T. Sangster, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on their evaluation, they concluded that our disclosure controls and procedures as of December 31, 2008 were effective in providing reasonable assurance that material information relating to our company is made known to management on a timely basis during the period when our periodic reports are being prepared.

(2)	Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

FCPA Investigation

See Note 7 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report for a discussion of the FCPA investigation we carried out in 2004 and our resulting agreement with the DOJ.

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

The foregoing discussion of material terms does not constitute a complete summary of the terms of the Settlement and License Agreement and Settlement and Release Agreement, and reference is made to the Settlement and License Agreement and Settlement and Release Agreement which are filed as exhibits of Form 10-Q for the quarter ended September 30, 2008.

Item 1A. Risk Factors.

Certain Factors that May Affect Our Business and Future Results

Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that the Company, we, or management “may,” “will,” “expects,” “anticipates,” “estimates,” “predict,” “continues,” “plans,” “believes,” or “projects,” “should,” “could,” “would,” “intends” or statements concerning “potential” or “opportunity,” and any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:

Current worldwide economic conditions may adversely affect our business, operating results and financial condition, as well as further decrease our stock price.

General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Our business is not immune. Some of the procedures that use our products are elective and therefore can be deferred by patients. In light of the current economic conditions, patients who do not have insurance covering the total cost of elective procedures may chose to defer or forego them.  In addition, in the U.S. and other countries where healthcare coverage is heavily dependent on employment status, increasing numbers of patients may have no or reduced healthcare coverage.

The worldwide economic crisis also may have other adverse implications on our business. For example, our customers’ and distributors’ ability to borrow money from their existing lenders or to obtain credit from other sources to purchase our products may be impaired. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and such losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers could cause unfavorable trends in our receivable collections and additional allowances may be required, which could adversely affect our operating results. In addition, the worldwide economic crisis may adversely impact our suppliers’ ability to provide us with materials and components, which could adversely affect our business and operating results. Like the stock prices of many other companies, our stock price has decreased substantially recently and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a worldwide economic downturn, our stock price could further decrease.

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

The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the first nine months of fiscal 2009, a substantial portion of our product sales in the United States was to approximately 112 hospitals. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or a preferable alternative to the clipping of aneurysms or the use of competitors’ products. We believe neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

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

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve profitability. We have incurred significant net losses since our inception, including losses of approximately $16.3 million, $5.5 million and $8.3 million for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. We incurred net losses of $11.6 million and $10.1 million in the first nine months of fiscal 2009 and 2008, respectively. As of December 31, 2008, we had an accumulated deficit of $83.0 million. It is possible that we will never generate sufficient revenues from product sales to achieve profitability. Even if we do achieve significant revenues from our product sales, we expect our operating expenses to increase as we, among other things:

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

We are required to comply with a number of United States and international laws and regulations related to our financial relationships with physicians and other healthcare providers. In addition, we must comply with the Foreign Corrupt Practices Act (“FCPA”) which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing him or her to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage.   While the Company has taken numerous steps to ensure compliance with these laws and regulations, they are subject to evolving interpretations, making it difficult to ensure compliance.  If we are found to be in violation of any of these laws or regulations, we may face serious consequences, including civil and criminal penalties for the Company and its officers and directors, exclusion of our products from government-funded healthcare programs, termination of customer contracts, and reputational harm.

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

A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2008, 2007 and 2006, revenues from customers outside the United States represented approximately 51%, 51% and 53%, respectively, of our revenues. For the first nine months of fiscal 2009, revenues from customers outside the United States represented approximately 50% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first nine months of fiscal 2009, approximately 32% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc.

In Europe, our revenues are denominated in Swiss francs, Euros, British pounds and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and British pounds, the revenues we recognize from sales by our European subsidiaries will be adversely impacted.

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

During the quarter ended December 31, 2008, we entered into foreign currency forward contracts to buy U.S. dollars to minimize the impact of the currency movements on intercompany payables for our Micrus SA subsidiary. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. Our hedging activities involve risk and may not limit our underlying exposure from currency fluctuations or minimize our net sales and earnings volatility associated with foreign currency exchange rate changes.

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

We believe that our current cash position and the cash to be generated from expected product sales, together with the funds available under our credit facility (subject to compliance with the conditions and covenants of the credit agreement) (see Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources), will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock or debt offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

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

We face a risk of non-compliance with certain financial covenants in our credit agreement with Wells Fargo Bank. If we are unable to meet the financial or other covenants under the credit  agreement or negotiate future waivers or amendments of the covenants, an event of  default would occur under the credit  agreement, which would give Wells Fargo Bank a range of remedies, including without limitation declaring all outstanding debt to be immediately due and payable, foreclosing on the assets securing the obligation arising under the  credit agreement and/or ceasing to provide the additional revolving loans, which could have a material adverse effect on us

On November 5, 2008, we entered into a credit agreement with Wells Fargo Bank to provide us with a revolving line of credit (the “Credit Agreement”). The Credit Agreement provides for maximum borrowings outstanding at any time in an amount of up to $15 million. As of December 31, 2008, we had outstanding borrowings of $2.5 million under the Credit Agreement. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. Borrowings are secured by a first priority security interest in all of our assets (except for certain permitted liens that are senior to the Wells Fargo Bank’s security interest). At our option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) maintaining a minimum modified quick ratio and (ii) achieving not more than a certain amount of loss through December 31, 2008, and thereafter a minimum profitability, in each case excluding certain non-cash items.

Although we were in compliance with the covenants at December 31, 2008, it is possible that we may not be in compliance or failure to comply with certain covenants or other agreements in the future. If we are unable to meet the financial or other covenants under the Credit Agreement or negotiate future waivers or amendments of such covenants, an event of default could occur under the Credit Agreement. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, Wells Fargo Bank has available a range of remedies customary in these circumstances, including without limitation declaring all outstanding debt, together with accrued and unpaid interest thereon, to be immediately due and payable, foreclosing on the assets securing the obligations arising under the Credit Agreement and/or ceasing to provide additional revolving loans, which could have a material adverse effect on us.

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

Based on shares outstanding at December 31, 2008, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 48% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Date: February 6, 2009

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

10.1	#	Amendment to Offer Letter John R. Kilcoyne
10.2	#	Amendment to Offer Letter Robert A. Stern
10.3	#	Amendment to Offer Letter Carolyn M. Bruguera
10.4	#	Amendment to Offer Letter Robert C. Colloton
10.5	#	Amendment to Credit Agreement
31.1	#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

# Filed herewith