Form 10-K
period 2009-03-31
MICRUS ENDOVASCULAR CORP
filed 2009-06-11
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-51323
Micrus Endovascular Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2853441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

821 Fox Lane	95131
San Jose, California (Address of principal executive offices)	(Zip Code)

(408) 433-1400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of September 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $104.6 million based on the closing sale price of such stock as reported on the NASDAQ Global Market. Shares of common stock held by each officer and director as of that date and by each person who owned 5% or more of the registrant’s outstanding common stock as of September 30, 2008 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 29, 2009 registrant had outstanding 15,842,052 shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

MICRUS ENDOVASCULAR CORPORATION

EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

FORWARD-LOOKING STATEMENTS

Certain information contained in or incorporated by reference in this Report contains forward-looking statements that involve risks and uncertainties. The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, Risk Factors, and elsewhere in this Report. References herein to “Micrus,” “the Company,” “we,” “our,” “us” and similar words or phrases are references to Micrus Endovascular Corporation and its subsidiaries, unless the context otherwise requires. Unless otherwise provided in this Report, trademarks identified by ® and ™ are registered trademarks or trademarks, respectively, of Micrus Endovascular Corporation or its subsidiaries. All other trademarks are the properties of their respective owners.

PART I

Item 1.  Business.

The Company

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and endovascular trained neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.

Our product lines consist of endovascular devices that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe that our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary line of embolic coils anatomically conform and rapidly deploy within an aneurysm, forming a scaffold and filling that conforms to a wide diversity of aneurysm shapes and sizes. In addition, our Cerecyte® microcoil product line incorporates bioactive filaments of an absorbable material called polyglycolic acid (“PGA”), which reside within the central lumen of our microcoils. We believe, based on pre-clinical data and single center peer review journal publications, that the inclusion of these bioactive filaments within the lumen of the coil may promote faster aneurysm healing and may reduce the risk of recanalization, or retreatment.

We continue to expand our product line beyond microcoils and access systems. In January 2006, we entered into a license, development and distribution agreement with Biotronik AG (“Biotronik”) which provides us with exclusive access to certain stent technologies for neurovascular applications. In February 2006, Biotronik received CE Mark authorization for the PHAROS™ stent for both the treatment of cerebral aneurysms and the treatment of ischemic disease (atherosclerosis). In March 2006, we launched our PHAROS™ stent in certain countries that recognize the CE Mark, providing us with our first commercial product for the treatment of ischemic disease. The PHAROS™ Vitesse™ is our second generation balloon-expandable stent for intracranial ischemic stenosis and wide-neck aneurysm treatment. In June 2008, we launched the PHAROS™ Vitesse™ intracranial stent for commercial distribution in the European Union and all other countries that recognize the CE Mark. In July 2008, we received U.S. Food and Drug Administration (“FDA”) conditional approval of our investigational device exemption for the PHAROS™ Vitesse™ Intracranial Stent Study for Ischemic Therapy (“VISSIT”). The VISSIT study is the first industry-sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China.

On November 30, 2006, we completed the acquisition of VasCon, LLC (“VasCon”), a privately held company engaged in the development and manufacture of vascular access and delivery devices. The acquisition of VasCon adds expertise in developing clinically advanced access and catheter systems to our core competencies and provides us with manufacturing capabilities that will facilitate cost reductions for a wide range of our products. In connection with the acquisition, we formed Micrus Design Technology, Inc. (“MDT”) to develop and manufacture neurovascular access and delivery products for us, including our family of Courier® microcatheters and Ascent™ balloon catheter. On January 1, 2009, we merged MDT into Micrus Endovascular Corporation.

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

In fiscal 2008, we launched the Cashmere™ bare platinum and Cerecyte® microcoil systems and the Courier® ENZO™ deflectable microcatheter. The Cashmere™ is a conformable and stretch-resistant platinum or Cerecyte® microcoil designed to provide stable framing or filling of aneurysms that may require a softer microcoil, such as aneurysms with irregular shapes or ruptured aneurysms. The ENZO™ deflectable microcatheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We believe that ENZO™ is the only deflectable microcatheter available for use in the neurointerventional market.

In fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices, such as coils, stents and balloons, to the aneurysm. We intend to continue to pursue this non-embolic product line expansion with the goal of increasing our revenue opportunity per procedure. We also launched the DeltaPaq™ bare platinum and Cerecyte® microcoil system for the treatment of cerebral aneurysms. Our DeltaPaq™ microcoil system is designed to enable physicians to achieve greater coil packing density within the aneurysm which may reduce the rate of recanalization and the need for re-treatment. The DeltaPaq™ microcoil system supplements our framing and finishing coils in the filling segment of the coil market. We also introduced a new detachment control box and remote control cable.  The new ECB (electronic control box) features updated electronic controls, a new ergonomic interface as well as a single long life lithium ion battery system which obviates the need to replace batteries for each case.  The new remote cable enables physicians to detach the coil using an in-the-sterile-field control system. In fiscal 2009, we received both 510(k) clearances and CE Mark authorizations for our DeltaPlush microcoils, EnPower detachment system, Ascent™ balloon catheter and One2One™ family of guidewires.

In fiscal 2009, we also completed enrollment in the Cerecyte Randomized Trial, which will evaluate the differences in clinical outcomes between our Cerecyte microcoils and bare platinum microcoils. In October 2008, we also initiated the Presidio® And Cerecyte® (“PAC”) large and giant aneurysm study, which is a prospective registry designed to evaluate the differences in clinical outcomes between our Cerecyte® microcoils and bare platinum microcoils specifically in large and giant aneurysms.

In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan and in July 2008, we received approval from Ministry of Health, Labor and Welfare (“MHLW”) to sell our Cerecyte® microcoils in Japan. We currently market our products through a direct sales force in the United States, Canada, the United Kingdom, Germany, Austria and France. We market through a network of distributors in the rest of Europe, Latin America, Asia and the Middle East, and entered into an exclusive distribution agreement with Goodman Co., Ltd. (“Goodman”) to market our products in the Japanese market.

We have executive offices in San Jose, California and sales offices in Switzerland and the United Kingdom as well as a development and manufacturing facility in Miramar, Florida. We were incorporated under the laws of the State of Delaware in 1996.

Information on revenues, gross profits and total assets for our business segments and by geographic area appears in Note 14 of the “Notes to Consolidated Financial Statements” for the year ended March 31, 2009, which are included in “Item 8 – Financial Statements and Supplementary Data” of this report and are incorporated herein by reference.

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

Hemorrhagic stroke may be caused by the rupture of cerebral aneurysms. A cerebral aneurysm is an outward bulging of an artery in the brain that can develop at weak points in the arterial wall. In some cases, the patient will experience symptoms such as headache, blurred vision or dizziness as the aneurysm grows, but in many cases patients will have no symptoms. The most devastating complication of a cerebral aneurysm occurs when the aneurysm ruptures, decreasing blood flow to brain tissue and leading to increased pressure on the brain. Rupture of a cerebral aneurysm typically occurs suddenly and without warning, often leading to catastrophic brain injury or death.

Historically, patients diagnosed with a cerebral aneurysm underwent a craniotomy and aneurysmal clipping, a highly-invasive surgical procedure in which a neurosurgeon creates an opening in the skull, dissects or retracts brain tissue to gain access to the aneurysm, and places a metal clip at the base of the aneurysm to stop further blood flow into the aneurysm, halting its growth and preventing future rupture. This procedure is typically performed by a neurosurgeon at a specialized hospital or medical center. Aneurysmal clipping requires a lengthy recovery time and has the significant expense, morbidity and complication risks associated with a major neurosurgical procedure.

In the 1990s, interventional neuroradiologists and to a lesser extent endovascularly trained neurosurgeons, who collectively are referred to in the industry as “neurointerventionalists,” started using an alternative procedure to clipping, known as embolic coiling, to treat cerebral aneurysms. Rather than reaching the aneurysm by opening the skull and moving aside the brain tissue, access to the aneurysm in an embolic coiling procedure is obtained through a catheterization procedure in which the physician inserts a guidewire followed by a catheter into the femoral artery of the upper leg and threads them under fluoroscopy through the arterial system to the brain and ultimately into the opening of the aneurysm. The neurointerventionalist then advances embolic coils through the microcatheter to fill the aneurysm. Embolic coils are small platinum coils that typically range in size from approximately 1.5 mm to 20 mm and once released into the aneurysm assume complex shapes filling the aneurysm. The coils form a barrier at the neck of the aneurysm which decreases or stops blood flow into the aneurysm, enabling formation of a clot and scar tissue which prevent further growth or rupture of the aneurysm. Since the mid-1990s, embolic coiling has become a widely accepted treatment for cerebral aneurysms because it is a less invasive procedure than surgical clipping and results in lower overall treatment cost, shorter recovery times, and less trauma to the patient.

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

Market Opportunity

According to the American Heart Association, approximately 720,000 strokes occur annually in the United States. Ischemic stroke affects approximately 620,000 patients annually while hemorrhagic stroke affects approximately 100,000 patients. We believe that a majority of the hemorrhagic strokes are caused by cerebral aneurysms. We believe that embolic coiling is being used to treat approximately 45% of the patients diagnosed with cerebral aneurysms in the United States. Industry sources also indicate that approximately 65-70% of patients diagnosed with cerebral aneurysms in certain European countries are treated using embolic coiling procedures. We believe that embolic coiling procedures can be used to treat a similar percentage of patients with cerebral aneurysms in the United States as awareness grows among patients and physicians of the advantages of embolic coiling. Industry sources estimate that in Japan embolic coiling is growing at an annual rate of approximately 15% and in China coiling procedures appear to be growing at greater than 20% year over year. Industry sources further estimate that the worldwide sale of endovascular devices for the treatment of hemorrhagic stroke was between $600 million to $700 million in 2008.

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

•
Deployment.  Once embolic coils are placed in the aneurysm, the neurointerventionalist must be able to quickly and reliably detach the coils from the device positioning unit (“DPU”) within the aneurysm. Unreliable detachment mechanisms can lead to inadvertent retraction of the embolic coil as the neurointerventionalist withdraws the positioning unit only to discover that the coil is still attached. Further, any delay in deployment may increase procedure time and its attendant risks.

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

The Micrus Solution

We are focused on a broad range of cerebral vascular treatments and have developed a proprietary embolic coiling solution, stents and access products that are designed to effectively access and treat cerebral aneurysms and ischemic disease. Complimenting our bare platinum microcoil product line, we have also developed a line of microcoils that incorporate bioactive filaments which we believe may improve healing and reduce the need for retreatment. In addition, we have recently introduced the proprietary DeltaPaq™ microcoil system which is designed to enable physicians to achieve greater coil packing density.

Our solutions have the following key features:

Anatomically Conforming Coils.  Our proprietary spherical MicruSphere®, Cashmere™ and Presidio® microcoils deploy into a three-dimensional configuration that assumes an aneurysm’s shape upon deployment and are designed to provide uniform framing of the aneurysm. Our microcoils require very little manipulation for effective placement, thereby reducing the need for microcoil manipulation and attendant stress on the aneurysm wall.

Enhanced Coverage of the Neck of the Aneurysm.  We believe that effective neck coverage reduces the rate of recanalization. Our microcoils are designed to facilitate coverage of the neck of the aneurysm in two ways. First, the three dimensional configuration of our spherical MicruSphere®, Cashmere™ and Presidio® microcoils provide the framework to stabilize the neck of the aneurysm. Second, our UltiPaq® finishing coils and DeltaPaq™ microcoils are both soft and flexible, permitting coverage across the neck of the aneurysm.

Unique Framing and Filling Technology Designed to Increase Packing Density.  Our Presidio® 10 and 18 microcoils are each a single, stretch resistant Cerecyte® microcoil designed to deliver stable, predictable aneurysm framing and filling to increase coverage of the aneurysm wall and neck with a single coil deployment. As the Presidio® 10 and 18 are also Cerecyte® microcoils, their bioactive filament may also induce a beneficial tissue response. In addition, we have introduced a completely new coil technology to the market, called “Delta Wind.”  This unique triangular shaped primary wind allows the DeltaPaq™ to change directions every .3mm, far surpassing traditional round primary winds.  The Delta Wind™ technology is designed to increase packing density, which in previous studies has led to less recanalization.

 Proprietary Finishing Coils. Our UltiPaq® and DeltaPlush™ microcoils are extra-soft, stretch-resistant finishing coils used to provide additional aneurysm neck coverage and to more thoroughly fill in the aneurysm after placement of one or more MicruSphere®, Presidio®, Cashmere™  and/or DeltaPaq™ microcoils.  We have recently initiated beta use of our DeltaPlush™ microcoil which has been designed to be our softest finishing coil, enabling the more efficient and safe aneurysm treatment.

Deployment Technology.  Our proprietary electronic microcoil deployment system employs a resistive heating fiber deployment mechanism that enables neurointerventionalists to quickly and reliably deploy the microcoil. Our electronic microcoil deployment system has been designed so that microcoil deployment time remains consistent regardless of the number of coils used in the procedure. We believe that our electronic microcoil deployment system enables neurointerventionalists to more rapidly deploy microcoils and generally reduce procedure time. We have undertaken a manufacturing automation program which we believe will provide both an enhanced delivery system and a component cost saving which is expected to be introduced in our microcoil products in fiscal year 2010.

Bioactive Technology.  Cerecyte® is our proprietary microcoil product line that incorporates filaments comprised of PGA within the lumen of the microcoils. MicruSphere®, Cashmere™, Presidio®, HeliPaq® and UltiPaq®, DeltaPaq™ and DeltaPlush™ are all available in Cerecyte® versions. Initial data from single center studies presented at major scientific meetings suggest that Cerecyte® may promote more thorough aneurysm healing and may reduce the risk of recanalization or the need for retreatment. To improve on the scientific rigor of these early data points, we are conducting two post market studies, a prospective randomized trial and a registry, which will provide additional data regarding the potential benefits of Cerecyte®. Both the Cerecyte® Coil Trial (“CCT”) and Cerecyte® Registry were completed in early 2009 and the data is being assembled for submission to peer review journals in fiscal year 2010.

Stent Platform.  Our PHAROS™ stent is a rapid exchange balloon-delivered device which enables the neurointerventionalist to deliver and deploy a stent in one step, eliminating the need for pre-dilation of the constricted vasculature. We believe this feature may reduce overall procedural time and cost. We believe that the balloon catheter marker bands combined with the radiopacity of the stainless steel stent provide for excellent visibility resulting in improved placement accuracy of deployment. We also believe that the combination of PHAROS™ Rapid Exchange Technology™ and trackable tip will enable a physician to effectively access the tortuous and distal anatomy of the brain. In March 2006, we launched the PHAROS™ stent in certain countries outside of the United States that recognize the CE Mark. In March 2008, we filed an Investigational Device Exemption (“IDE”) with FDA for our next generation stent, the PHAROS™ Vitesse™, for the treatment of neurovascular stenoses. In July 2008, we received FDA conditional approval of our investigational device exemption for the PHAROS™ VISSIT study. The VISSIT study is the first industry sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who receive a stent for the treatment of their intracranial ischemic stenosis versus being treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China.

Improved Access Products.  We launched an access product line which includes the Courier® ENZO™ deflectable microcatheter, the Courier® line of microcatheters, the Neuropath® guide catheter and the Watusi® line of guidewires. We believe that our Courier® microcatheters provide neurointerventionalists with more predictable and secure access to the complex and distal anatomy of the cerebral vasculature. The Neuropath® guide catheter combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices such as coils to the aneurysm. We intend to continue to pursue this non-embolic product line expansion with the goal of increasing our revenue opportunity per procedure.

Micrus Strategy

Our objective is to develop and commercialize innovative, minimally invasive medical devices that provide a comprehensive solution to physicians for the treatment of hemorrhagic and ischemic stroke. The key elements of our strategy to achieve our objective include:

Expand Our Hemorrhagic Market Share through Continued Product Innovation.  We believe that our microcoils, catheters, wires, and stents offer safer, more effective and less technically demanding treatment options for neurointerventionalists which have resulted in the rapid growth of our revenues. We believe that continued product innovations such as the introductions of our Cerecyte® line of bioactive microcoils, Cashmere™ microcoils, the Presidio® microcoils, the DeltaPaq™ microcoils and DeltaPlush™ microcoils, ENZO™ deflectable catheter, Ascent™ balloon catheter and Neuropath® guide catheters will allow us to further grow our market share. We are continuing to develop new technologies which we believe may further enhance aneurysm occlusion and reduce the rate of recanalization.

Increase Our Per-Procedure Revenues.  6% of our revenue for fiscal 2009 has come from the sale of non-embolic products. This product line expansion includes stents, microcatheters and guidewires and accessories that we believe have increased our per-procedure revenue opportunity from approximately 40% to 80% of every procedure dollar.

Enter the Ischemic Stroke Market.  Through our agreement with Biotronik, we launched our first product addressing the ischemic stroke market, our PHAROS™ stent. We intend to continue developing additional stent platforms for this market. In October 2007, we acquired an exclusive license to revascularization technology for the treatment of ischemic stroke through the acquisition of ReVasc from The Cleveland Clinic. In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. In March 2008, we filed an IDE with the FDA for our next generation stent, the PHAROS™ Vitesse™, for the treatment of intracranial stenoses.

Leverage Our Sales and Marketing Expansion.  We intend to continue to expand our direct sales force in North America, Europe and Asia as necessary and further increase our presence in the Asian markets through distributors. This expansion should provide us access to more hospitals, garner more per-procedure revenues and expand our market share.

Continue to Penetrate Asian Market.  We believe that Japan and China represent significant potential markets for our products and, in March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan and we received regulatory approval for our Cerecyte® microcoils in July 2008. We will begin selling our products in China upon receiving regulatory approvals.

License or Acquire Complementary Products and Technologies.  In addition to growing our business through internal product development efforts, we will continue to look for opportunities to license and/or acquire technologies to provide solutions for the treatment of a variety of cerebral vascular conditions. In July 2005, we acquired certain deflectable catheter technologies from Vascular FX. In January 2006, we entered into a license, development and distribution agreement with Biotronik, a company with stent design and manufacturing expertise, pursuant to which we collaborate with Biotronik to develop certain neurovascular stent products. This agreement provides us with the exclusive worldwide right to market stent products developed jointly by Biotronik and us. In November 2006, we acquired certain neurovascular catheter patent and process technology through the acquisition of VasCon. In October 2007, we acquired an exclusive license to revascularization technology for the treatment of ischemic stroke through the acquisition of ReVasc from The Cleveland Clinic. In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. In April 2008, we entered into a co-development agreement with Chemence Medical Products, Inc. (“Chemence”) to jointly develop a liquid embolic product for the treatment of cerebral aneurysms using Chemence’s cyanoacrylate technology, development capabilities and intellectual property. By continuing to acquire complementary products, we believe that we can address a broader range of physician and patient needs.

Products

The following table shows our principal products and indicates significant applications for these products. Most of our products are intended for single use and are either disposed of or, in the case of microcoils, remain in the patient after the procedure. All of our products set forth in the following table have received CE Mark authorization and, except for our PHAROS™ stent, are covered by the FDA 510(k) process.

Product Line	Sizes	Product Description
MicruSphere® Microcoil	2-18 mm diameter	Three-dimensional framing microcoil; stabilizes the aneurysm. Available in bare platinum and Cerecyte®.
Presidio® Microcoil	4-20 mm diameter	Framing and filling coil to deliver more neck and wall coverage in a single deployment. Available in Cerecyte®.
Cashmere™ Complex Microcoil	2-12 mm diameter	Three-dimensional framing and filling complex coil for aneurysms which require a softer coil. Available in Cerecyte® and stretch resistant platinum.
DeltaPaq™ Microcoil	1.5-10 mm diameter, up to 25cm in length

Filling microcoil featuring the new Delta Wind triangular primary wind featuring natural deflection points allowing the coil to change direction more easily, facilitating greater packing density.  Available in bare platinum and Cerecyte®.

DeltaPlush™ Microcoil	1.5mm-4mm, up to 8cm in length

Designed for finishing, DeltaPlush™ microcoil combine our exclusive Delta Wind™ technology with our softest platinum wire. The result is a 10 system microcoil with the softness and flexibility to find and fill the empty gaps and open spaces, helping provide superior finishing at the aneurysm neck.  Available in bare platinum and Cerecyte®.

UltiPaq® Microcoil	2-4 mm diameter	Finishing microcoil; soft, stretch resistant, pliable microcoil designed to complete filling of the aneurysm. Available in bare platinum and Cerecyte®.
HeliPaq® HeliPaq SR® Microcoil	HeliPaq® 2-20 mm diameter; HeliPaq SR® 2-10 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum and Cerecyte®.
InterPaq® Microcoil	4 and 6 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum.
Cerecyte® Microcoil	2-20 mm diameter	Available in MicruSphere®, Cashmere™, Presidio®, Ultipaq®, DeltaPaq, DeltaPlush™ and HeliPaq SR®. Includes filaments comprised of PGA, a bioactive material.
Courier® ENZO™ Microcatheter	.0170" and 0190” inner diameter and 150 cm length	Unique deflectable device used to deliver embolics into the aneurysm.
Courier® Microcatheter	.0170” and .0190” inner diameter and 150 cm length	Device used to deliver embolics into the aneurysm.

Neuropath® Guide Catheter	5 and 6 french internal diameter and a 90 and 100cm length

The Neuropath® guide catheter uses Progressive Shaft TechnologyTM to facilitate the smooth delivery of multiple devices from microcatheters, balloons, guidewires and microcoils. It comes in a variety of tip shapes and sizes.

Watusi® Guidewire	.014” diameter and 205 cm length	Device used to guide microcatheters and other devices to the aneurysm or stenosis site.
PHAROS™ Vitesse™ Stent System	2.5 mm - 4.0 mm outer diameter and 8 mm – 20 mm length	For use as scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged and for use in opening intracranial arteries that have narrowed.
Ascent™ Balloon Catheter	4 mm diameter and higher. Multiple lengths

A coaxial dual lumen balloon catheter designed for use over any 0.014-inch guidewire. It is intended for use for temporary vascular occlusion and to assist in delivery of diagnostic and therapeutic agents.

EnPower™ Detachment Control Box and Connecting Cable

Next-generation control box provides electronic control via a lithium ion battery and initiates detachment of our proprietary microcoil system. The EnPower™ also features remote cable which enables  physicians to detach the coils from the patient field.

Microcoil Products

We offer a range of microcoils designed to enable neurointerventionalists to treat a wide variety of aneurysms. These include our MicruSphere®, Cashmere™, DeltaPaq™, DeltaPlush™  and Ultipaq® microcoil systems which are available in bare platinum and Cerecyte® versions, and the Presidio® line of microcoils which also incorporates our proprietary Cerecyte® technology. All of our microcoils utilize our rapid deployment system and perform certain specific functions:

•
Frame.  Our MicruSphere®, Presidio® and Cashmere™ microcoils are typically the first microcoils used by neurointerventionalists to frame the aneurysm. The MicruSphere® microcoil folds automatically into a spherical three-dimensional shape that conforms to the shape of the aneurysm. This conforming shape reduces the need for the clinician to manipulate and reposition the coil multiple times, shortens procedure time, and reduces the potential for complications. Additional microcoils may then be placed within the first microcoil in smaller sizes in an approach known as the “Russian doll technique,” sequentially filling the aneurysm.

•
Frame and Fill.  Our Presidio® and Cashmere™ microcoils feature longer lengths and their own unique shapes required to frame and fill the aneurysm. This can allow for more platinum to be deployed at the neck of the aneurysm, as well as greater packing density.

•
Fill.  The Cashmere™ microcoil is a stretch resistant complex coil which may also be used as a filling coil. The Cashmere™ combines extra coil softness with a 3 dimensional secondary shape in a 14 system coil. Attributes of a 14 system coil help deliver more packing density per cm of coil compared with smaller system microcoils. The DeltaPaq™ features a completely new coil technology to the market, called “Delta Wind.” This unique triangular shaped primary wind allows the DeltaPaq™ to change directions rapidly, far surpassing traditional round primary winds. The Delta Wind technology is designed to increase packing density, which in previous studies has led to less recanalizations. Our proprietary DeltaPaq™, HeliPaq® and HeliPaq SR® products are filling microcoils used to fill gaps which may remain in the center of the aneurysm after placement of one or more of our MicruSphere® microcoils. Both the HeliPaq® and the HeliPaq SR® automatically form a helical shape upon deployment, which allows filling of complex gaps in the aneurysm. The HeliPaq SR® employs a stretch-resistant system designed to prevent the microcoil from stretching in an unwanted manner while being positioned in the aneurysm. InterPaq® microcoils are filling coils used in larger size aneurysms requiring a greater volume of coil mass in order to be adequately filled.

•
Finish.  Our UltiPaq® microcoil is an extra-soft, stretch-resistant finishing coil, used to provide additional aneurysm neck coverage and to more thoroughly fill in the aneurysm after placement of one or more MicruSphere®, Presidio®, Cashmere™  and/or HeliPaq® microcoils. The DeltaPlush™ microcoil is designed to be our softest finishing coil, enabling the more efficient and safe aneurysm treatment.

•
Cerecyte®.  Our proprietary Cerecyte® microcoil product line incorporates filaments comprised of PGA into most of our current line of microcoils — MicruSphere®, Presidio®, Cashmere™, DeltaPaq™, DeltaPlush™, HeliPaq®, HeliPaq SR® and UltiPaq®. Because the PGA filaments run through the center of our microcoils, our Cerecyte microcoils possess the same handling characteristics as our standard platinum microcoils. Initial data from single center studies published in peer review journals and presented at major scientific meetings suggest that Cerecyte® may improve clinical outcomes compared to bare platinum coils. We are conducting two post-market clearance studies (CCT and Cerecyte® Registry) to collect human clinical data for the purpose of demonstrating accelerated healing by our Cerecyte® microcoil product line.

In January 2009, we completed the enrollment of 500 patients in our CCT. The CCT is a prospective randomized multi-center trial which directly compares Micrus Cerecyte® bioactive coils to Micrus bare platinum coils for the treatment of intracranial aneurysms. Similarly, we also completed the enrollment of 250 patients in our Cerecyte® Registry in January 2009. The Cerecyte® Registry is a prospective non-randomized United States multi-center registry designed to document the clinical and angiographic outcomes of intracranial aneurysms treated with our Cerecyte® bioactive coils. The Cerecyte® Registry plans to enroll a total of 250 patients to assess patient outcomes one year after treatment.

PHAROS™ Balloon-Expandable Stent

Our PHAROS™ stent is a balloon-delivered device which can be used both to treat ischemic disease and for scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged. For the treatment of ischemic disease, our PHAROS™ stent dilates intracranial arteries that have narrowed and allows the neurointerventionalist to deliver and deploy a stent in one step. We believe this feature will help reduce overall procedural time and cost. We believe that the balloon catheter marker bands combined with the radiopacity of the stent provide for excellent visibility resulting in improved accuracy of deployment.

We believe that PHAROS™ Rapid Exchange Technology and trackable tip will enable a physician to access tortuous and distal anatomy. In March 2006, we launched the PHAROS™ stent in certain countries outside the United States that recognize the CE Mark. In July 2008, we received FDA conditional approval of our investigational device exemption for the PHAROS™ VISSIT study. The VISSIT study is the first industry sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China.

Access Products

We offer the following products:

•
Courier® Microcatheter.  Our Courier® microcatheter is a device used to deliver microcoils to the aneurysm. Our Courier® microcatheter features our proprietary Endurance™ technology designed to enhance both tip shaping and tip shape retention, both of which are vital to optimal coil delivery. It is available in straight and pre-shaped configurations. Our Courier® Microcatheter has been designed to provide the neurointerventionalist with the ability to navigate the tortuous vasculature of the brain. The microcatheter’s design and hydrophilic coating enable a high level of stability, tip shape retention and overall tracking.

•
Neuropath® Guide catheter.  The Neuropath® guide catheter uses Progressive Shaft TechnologyTM and facilitates the smooth delivery of multiple devices from microcatheters, balloons, guidewires and micro coils. It comes in a variety of tip shapes as well as varying sizes. It is currently available in a 5 and 6 french internal diameter and a 90 and 100cm length.

•
Courier® ENZO™ Microcatheter. Introduced to the United States in 2007 and to Europe in January 2008, the ENZO™  deflectable tip microcatheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We believe that ENZO™ is the only deflectable tip microcatheter available for use in the neurointerventional market.

•
AscentTM Balloon Catheter. The AscentTM balloon catheter is a coaxial dual lumen balloon catheter designed for use over any 0.014 inch guidewire. It is intended to be used for temporary vascular occlusion and to assist in delivery of microcoils into the aneurysm.

Microcoil Delivery System and Deployment Mechanism

In addition to the detachable microcoil, our microcoil delivery system is comprised of a DPU, a connecting cable and the EnPower deployment control box. Our DPU is a flexible catheter to which a Micrus microcoil is attached. The DPU allows transport of the microcoil through the vasculature to the brain and final positioning within the aneurysm. Deployment of the microcoil occurs when the neurointerventionalist activates a resistive heater at the tip of the DPU, shearing the polyethylene fiber that holds the microcoil onto the DPU. Our deployment technology results in fast and reliable deployment of the microcoil from the DPU.

Sales and Marketing

We market our products to interventional neuroradiologists and neurosurgeons who generally practice at centers located in major metropolitan areas. There are currently approximately 300 - 400 neurointerventionalists in the United States who perform embolic coiling procedures. We believe that less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures performed in the United States each year.

We have developed relationships with a number of these neurointerventionalists who perform a large number of cerebral vascular procedures. In fiscal 2009, a substantial portion of our product sales in the United States was to approximately 116 hospitals. In order to encourage the continued adoption of our products, we believe that we need to continue to build and maintain relationships with these neurointerventionalists. We believe that these relationships are enhanced by the presence of our direct sales organization. Sales of embolic coiling products involve a long-term relationship between the sales representative and neurointerventionalist where the sales representative must initially be present for product demonstrations and to monitor procedures. We recruit our sales representatives based on their experience with minimally invasive devices and prior success in the medical device industry. We provide ongoing sales and product training to our employees and distributors and continually monitor their performance. We also market our products at various industry trade shows and conferences.

In the United States and Canada, we market our products through our direct sales force to neurointerventionalists, while in Europe, we rely on both a direct sales force and a distribution network. In Asia Pacific and Latin America, we market our products through a distribution network. We currently have a North American direct sales force of 37, a European direct sales force of 18, an Asia Pacific direct sales force of four and one direct sales person in Latin America.  We may add clinical and sales support personnel at both the direct and distributor level in Asia Pacific and Europe to ensure a high level of global physician support for all our products.

We have entered into agreements with distributors in Italy, Spain and other European countries, as well as portions of the Middle East, Asia and Latin America. Our distributors are experienced in the interventional device markets and have relationships with leading neurointerventionalists and institutions in those countries. Our standard distribution agreement generally (i) provides our distributors with an exclusive right to distribute our products in a certain territory; (ii) restricts them from selling products that are competitive with our products for the limited duration of our agreement with them; (iii) obligates them to obtain the necessary authorizations, licenses and approvals to import, market and distribute our products within the applicable territory; and (iv) obligates them to promote and distribute our products within the applicable territory.

We believe that Japan represents a significant market for our products. On September 30, 2005, we entered into a five-year, exclusive distribution agreement with Goodman to promote and market our products in Japan. In February 2006, we received the requisite local regulatory approvals to sell certain of our products in Japan through Goodman, and the sale of such products in Japan commenced in March 2006. On September 20, 2007, we amended the distribution agreement with Goodman to, among other things, extend the duration of the distribution agreement to six years from the original date of the distribution agreement. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and we received regulatory approval for our Cerecyte® microcoils in July 2008.

Information about our revenues from sales to unaffiliated customers is included in Note 14 of the “Notes to Consolidated Financial Statements,” which are included in “Item 8 – Financial Statements and Supplementary Data” of this report.

We generate revenues from sales to hospitals and third-party distributors. Once a sale has occurred, the customer has no right of return. We provide the customers with limited warranty privileges.

Goodman, our distributor in Japan, accounted for 12% and 15% of revenues for the years ended March 31, 2009 and 2007, respectively. No customer accounted for 10% or more of our revenues for the year ended March 31, 2008.

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

As of March 31, 2009, we had 36 full-time employees engaged in research and development activities. Research and development expenses for the fiscal years ended March 31, 2009, 2008 and 2007 were $10.2 million, $13.7 million and $7.9 million, respectively.

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

Under the terms of our agreement, we paid an up-front licensing fee of approximately $0.6 million to Biotronik and were required to make milestone payments to Biotronik upon receipt of approvals to market stent products we jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. In February 2006, Biotronik received CE Mark authorization for the PHAROS™ stent intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence, we made milestone payments to Biotronik of approximately $0.7 million in both March and April 2006. We paid an additional cost associated with the PHAROS™ stent development of $102,000 in the first quarter of fiscal 2007. Additionally, we have incurred royalties to Biotronik of approximately $169,000, $150,000 and $34,000 for the products sold in fiscal 2009, 2008 and 2007, respectively. There is no future milestone payments to Biotronik related to the PHAROS™ stent. Additionally, we will continue to fund ongoing project development based on the terms of this agreement.

ReVasc Acquisition

In October 2007, we entered into a Stock Purchase Agreement (the “ReVasc Agreement”) with The Cleveland Clinic and acquired ReVasc, a wholly-owned subsidiary of The Cleveland Clinic for an aggregate up-front purchase price of $1.0 million. Pursuant to the ReVasc Agreement, we also agreed to pay The Cleveland Clinic up to an additional $5.0 million in payments upon the achievement of certain milestones set forth in the ReVasc Agreement, with minimum milestone payments of at least $2.0 million due to The Cleveland Clinic by October 2010. The first milestone payment in the amount of $500,000 was paid in March 2008. The remaining minimum milestone payment of $1.5 million has been accrued at March 31, 2009.

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

On December 7, 2007, we merged ReVasc into Micrus. Following the merger, Micrus became the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the ReVasc License Agreement. In fiscal 2010, we plan to finalize our development and validation work and intend to perform safety studies outside the United States.

Genesis Collaboration

In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter, a revascularization platform and clot retrieval system for the treatment of ischemic stroke. In fiscal 2010, we plan to finalize our development and validation work on these Ischemic products and intend to perform safety studies outside the United States. The transaction with Genesis includes an initial up-front payment of $0.8 million, a development milestone payment of $150,000, which was paid in October 2008, and royalties on potential future product sales. Additionally, we paid $351,000 in consulting fees to Genesis in fiscal 2009 for the funnel catheter product development.

Disposition of Cardiac and Peripheral Catheter Platform Assets

In January 2008, we entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit Medical Systems, Inc. (“Merit”) pursuant to which we sold certain cardiac and peripheral catheter platform assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by us in November 2006 in connection with our purchase of VasCon. Pursuant to the Merit Agreement, we received an up-front payment of $1.5 million and received an additional $1.5 million in December 2008 upon the completion of our obligation to help Merit build a production line for coronary guide catheters. Under the terms of the Merit Agreement, we also agreed to manufacture and supply certain guide catheters to Merit for a period of up to one year following the closing. This obligation expired in January 2009, and we no longer supply guide catheters to Merit.

In connection with the Merit Transaction, we also entered into a license agreement granting Merit the right to use certain non-patented intellectual property in the cardiology and peripheral radiology fields and a non-competition agreement, whereby we agreed not to engage in certain competitive business activities in the fields of cardiology and peripheral radiology for a period of five years.

If requested by Merit, we must provide reasonable assistance to help Merit build production lines for peripheral guiding sheaths and/or cardiovascular microcatheters. Merit must inform us within six months following the completion of the coronary guide catheters production line that this assistance will be needed. In October 2008, we amended the Merit Agreement extending the termination date for this obligation to September 30, 2009.

Though certain elements, namely the acquired assets, licensing rights and the production line assistance for coronary guide catheters, have been delivered to Merit as of March 31, 2009, we are still obligated to deliver the regulatory documentation and production line assistance for the peripheral guiding sheaths and/or cardiovascular microcatheters. We anticipate that the remaining obligations will be completed in the second quarter of fiscal 2010.

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

Some of our physician advisors have been granted options to purchase shares of our common stock and/or receive a consulting fee. All of our physician advisors are reimbursed for reasonable expenses. In addition, our medical advisors receive compensation for clinical studies they conduct for us. All of our medical advisors are employed by other organizations and may have commitments to or have consulting arrangements with other companies, including our competitors, which may limit their availability to consult with us. Although these advisors may contribute significantly to our business, we generally do not expect them to devote more than a small portion of their time to us. We also routinely seek advice, input and feedback on our products and business from a larger broader group of physicians and advisors, some of whom may also receive appropriate compensation for their time and expert opinions.

Manufacturing

We manufacture and/or assemble, inspect, test and package all our proprietary microcoils and microcatheters at our headquarters in San Jose, California, or in Miramar, Florida. Most of our non-embolic products are manufactured in Miramar, Florida. As of March 31, 2009, we had 153 employees in manufacturing, quality control, manufacturing engineering and materials and logistics.

We have substantial design, manufacturing and applications engineering expertise in the development of small vessel access and delivery systems and intend to continue to leverage this expertise to develop new products. By designing and manufacturing most of the components of our products, we have been able to maintain greater control of quality and manufacturing process changes. Our microcoils are very small in size, ranging from 1.0 mm to 20.0 mm in diameter and are manufactured using microfabrication techniques. We have developed proprietary manufacturing technologies and processes in the areas of platinum memory shaping, metal fabrication, balloon fabrication and microcatheter and stent fabrication.

Trained product personnel assemble and test each of our components and products in controlled environment rooms. At various assembly stages each lot of product undergoes thorough testing to ensure compliance with applicable regulations, including Quality System Regulations (“QSR”) requirements in the United States and ISO 13485 certification standards in Europe. These standards specify the requirements necessary for a quality management system to consistently provide product that meet customer requirements and to include processes for achieving the outputs of the quality management system that are required in order to obtain a CE Mark to sell medical devices within the European Union. Our quality assurance group verifies that product fabrication and inspection process steps meet our stringent quality specifications and applicable regulatory requirements. Upon successful completion of these steps, the products are packaged, sterilized and prepared for shipment. We typically ship products as orders are received.

We have implemented quality control systems as part of our manufacturing processes, which we believe are in substantial compliance with United States Good Manufacturing Practices (“GMP”) or QSR requirements. Our San Jose facility has also been inspected by the California Department of Health Services on behalf of the State of California and under contract with the FDA, and is registered with the State of California to manufacture our products. We believe that we are in compliance with the FDA GMP for medical devices, and our facilities are subject to inspection by the FDA. The most recent of such inspections occurred in September 2008 in San Jose and in September 2007 in our Doral facility, prior to the relocation of that plant to Miramar. However, we cannot assure that we will remain in compliance with GMP and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We purchase the raw materials required for production from various qualified outside vendors. In addition, the deployment control box is manufactured by an outside supplier. We rely on single sources for some of our critical components, including the deployment control box, the platinum used to manufacture the microcoils and certain custom hypodermic tubing material. In addition, we have a sole source subcontract arrangement for sterilization services. We believe that we have alternative sources for most of the components purchased from single sources currently and generally maintain adequate supply of products to avoid production interruptions. Where we do not have a qualified second source vendor for a product component and depending on the exact component, we believe that it would take us from two days to a month to either manufacture the product component ourselves or have a readily available new supply of the product component. Any unanticipated interruption in the supply of these components and services could have a material adverse effect on us.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek protection of our proprietary position by filing United States and foreign patent applications to protect technology, inventions and improvements that are important to our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position. We hold 70 issued United States patents and 104 issued foreign patents expiring between 2015 and 2026. In addition, we have 40 United States and 60 foreign patent applications pending covering various aspects of our products and technology.

The issued patents relate, among other things, to subject matter in the following areas:

•	vaso-occlusive microcoils and devices and methods for manufacturing such coils and devices;

•	microcoil deployment systems;

•	bioactive microcoils;

•	intracranial vascular stents;

•	catheters for neurovascular intervention;

•	embolic clot retrieval devices; and

•	bioactive material placement systems and methods.

In addition to developing our own technology, we have obtained licenses to certain patents and other intellectual property, including for materials used as coating on our guidewires and for certain types of coils. These licenses grant us the right to use the licensed patents to make, use and sell products that contain the licensed technology. We pay for these licenses through a combination of fixed payments and royalties on sales of covered products. Each of these licenses continues until expiration of the licensed patents. Payments under these license arrangements currently do not account for a material portion of our expenses.

Although we work aggressively to protect our technology, there is no assurance that any patents will be issued from current pending patent applications or from future patent applications. We also cannot assure that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged, or others will not claim rights in or ownership of our patents and proprietary rights. Furthermore, there can be no assurance that others have not developed or will develop similar products, duplicate any of our products or design around our patents.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and many companies in the industry have employed intellectual property litigation to gain a competitive advantage. In September 2004, Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation, (collectively, “Boston Scientific”) filed a patent infringement suit against us. On September 22, 2008, we entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Boston Scientific and a Settlement and Release Agreement (the “Settlement and Release Agreement”) with The Regents of the University of California (the “Regents”) in order to resolve pending patent litigation between Boston Scientific and us (the “Patent Litigation”).

  On October 8, 2008, the Court entered an order dismissing the Patent Litigation with prejudice, as described in greater detail in “Item 3 - Legal Proceedings.” We may in the future be subject to further litigation from other companies in our industry. The defense and prosecution of patent suits, United States Patent and Trademark Office interference proceedings and related administrative proceedings can be costly and time consuming. An adverse determination in our litigation with Boston Scientific or in any other litigation or administrative proceedings with any other third party could subject us to significant liabilities or require us to seek licenses. There is no assurance that any such licenses will be available on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, operating results and financial condition.

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

Competition

We compete primarily with Boston Scientific, Codman, a division of Johnson & Johnson (“Codman”), ev3/Micro Therapeutics and Terumo/MicroVention. Boston Scientific, Codman and ev3/Micro Therapeutics offer broad product lines consisting of embolic microcoils, microcatheters, stents, balloons and guidewires. Boston Scientific, Codman, ev3/Micro Therapeutics and Terumo/MicroVention currently market a variety of microcatheters which are compatible with our coil systems.

Currently, Boston Scientific is the only company besides Micrus to sell bioactive microcoils. Boston Scientific markets the Matrix coil which features a platinum core coated with an absorbable suture material intended to cause a tissue reaction. Terumo/MicroVention markets the HydroCoil® which is an embolic microcoil that swells in the presence of fluid to provide greater volumetric occlusion to an aneurysm. Codman markets a bare platinum line of microcoils but does not market bioactive or stretch resistant microcoils. Through its acquisition by Terumo, MicroVention now markets microcatheters, guide catheters and guidewires as well, joining Boston Scientific, Codman, ev3 and Micrus in this market segment. Boston Scientific has received from the FDA a Humanitarian Device Exemption (“HDE”) to market stents for the treatment of hemorrhagic and ischemic stoke. Codman has received an HDE to market a stent indicated for the treatment of hemorrhagic stroke.

Boston Scientific, Terumo/MicroVention, ev3 and Codman are all large publicly traded companies or divisions of large publicly traded companies and enjoy several competitive advantages over us, including: greater financial and personnel resources; significantly greater name recognition; established relationships with neurointerventionalists; established distribution networks; greater resources for product research and development; greater experience in, and resources for, launching, marketing, distributing and selling products; and more broad-based and deeper product lines.

We believe that the principal competitive factors in the market for medical devices used in the treatment of cerebral vascular diseases include:

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

FDA’s Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the United States will require either prior 510(k) clearance or prior premarket approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to general controls (e.g. establishment registration and device listing, labeling, medical devices reporting (“MDR”), 510(k) premarket notification and prohibitions against adulteration and misbranding). Many class I devices are exempt from 510(k) premarket notification. Class II medical devices are subject to both general controls and special controls and typically require prior 510(k) clearance before they may be commercially marketed. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. Devices deemed by the FDA to pose a great risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a legally marketed device are placed in class III, most of which require premarket approval. Both premarket clearance and premarket approval applications are subject to the payment of user fees, paid at the time of submission for FDA review. The FDA officially reclassified neurovascular embolization devices such as our microcoils products to class II medical devices effective January 28, 2005. For our microcoil products, catheter products and guidewire product, we have obtained multiple 510(k) clearances.

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

After a PMA application is accepted for filing, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling or design of an approved device. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.

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

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain market authorization by a foreign country may be longer or shorter than that required for FDA market authorization, and the requirements may differ. For example, in China, we have submitted market applications for our microcoils and the PHAROS™ intracranial stent. The regulatory process in China includes administrative review of technical documentation, test reports and labeling and also physical testing of products to test standards before a license for commercial distribution is granted.  The regulations in Central and South American countries vary substantially from country to country.  We have received market authorizations for our microcoils and certain other products in the following Central and South American countries: Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru and Venezuela.

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

In Japan, medical devices must be approved prior to importation and commercial sale by the MHLW. Manufacturers of medical devices outside of Japan must utilize a contractually bound Japanese entity to submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy. As part of its approval process, the MHLW may require that the product be tested in Japanese laboratories. The approval process for products such as our existing microcoil products is typically 12-15 months once an application has been accepted for review. Other medical devices may require a longer review period for approval. Once approved, the manufacturer may import the device into Japan for sale by the manufacturer’s contractually bound importer or distributor.

After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance with labeling regulations, which prohibit the promotion of devices for unapproved uses and reporting regulations, which require reporting of product malfunctions, including serious injury or death caused by any approved device. Failure to comply with applicable regulatory requirements can result in enforcement action by the MHLW, which may include fines, injunctions, and civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of sales in Japan, or criminal prosecution.

In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law (“PAL”). PAL was substantially revised in July 2002, and the new provisions were implemented in stages through April 2005. Revised provisions of the approval and licensing system of medical devices in Japan, which constitutes the core of import regulations, came into effect on April 1, 2005. The revised law changes class categorizations of medical devices in relation to risk, introduces a third party certification system, strengthens safety countermeasures for biologically derived products, and reinforces safety countermeasures at the time of resale or rental. The revised law also abolishes the ICC system and replaces it with the “primary distributor” system. Under the revised PAL, manufacturers outside of Japan must now appoint a “primary distributor” located in Japan that holds a primary distributor license for medical devices to provide primary distribution services, including conducting quality assurance and safety control tasks for each product at the time an application for the approval of such product is submitted to the MHLW. We are unable at this time to determine the impact of such changes on our approved products, products for which we have already applied for approval in Japan or future products. We do not anticipate that these changes will have a material impact on our existing level of third-party reimbursement for sales of our products in Japan.

Third-Party Reimbursement

We believe that the procedures performed using our products are generally already reimbursable under government programs and most private health insurance plans. Accordingly, we believe that providers in the United States will generally not be required to obtain new billing authorizations or codes in order to be compensated for performing medically necessary procedures using our products on insured patients or patients covered under government programs such as Medicare and Medicaid. We also believe that our procedures will be generally reimbursable under governmental programs and private health insurance plans in Japan. In Japan, we are required to obtain regulatory clearance for our products to be eligible for reimbursements by third party payors, even though reimbursement for embolic coiling procedure is already in place. In China, there is only limited healthcare reimbursement available for the treatment of stroke.

We cannot assure that reimbursement polices of third party payors will not change in the future with respect to some or all of the procedures using our products and systems. See “Item 1A - Risk Factors” — If neurointerventionalists are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used” for a discussion of various risks associated with reimbursement from third party payors.

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

Environmental

Our company is subject to a variety of federal, state and local environmental protection measures. We believe that our operations comply in all material respects with applicable environmental laws and regulations. Our compliance with these requirements did not during the past fiscal year, and is not expected to have a material effect upon our capital expenditures, cash flows, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that our compliance with environmental laws and regulations will not have a material impact on our results of operations.

Employees

As of March 31, 2009, in the United States we had 298 full time employees, including 52 in sales and marketing, 153 in operations and manufacturing, 36 in research and development, 18 in quality assurance and regulatory compliance, and 39 in general and administrative functions. As of March 31, 2009, we had 35 employees in Europe, including 22 in sales and marketing and 13 in general and administrative functions. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage.

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

You may also obtain copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC free of charge by visiting the investor relations page on our website, www.micrusendovascular.com. Information contained on our website is not part of this annual report on Form 10-K.

Item 1A.  Risk Factors.

Certain Factors that May Affect Our Business and Future Results

Some of the information included herein contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to our management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including, without limitation, statements to the effect that the Company, we, or management “may,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “continues,” “plans,” “believes,” or “projects,” “should,”  “could,” “would,” “intends” or statements concerning “potential” or “opportunity,” and any variations thereof, comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. Our actual results may vary materially from those expected in these forward-looking statements. The realization of such forward-looking statements may be impaired by risks including, but not limited to the following:

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

The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe that less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the year ended March 31, 2009, a substantial portion of our product sales in the United States were to approximately 116 hospitals. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe that neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

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

Our industry is experiencing increased scrutiny by governmental authorities, which has led to increased compliance costs and potentially more rigorous regulation

The medical device industry is subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  These authorities have been increasing their scrutiny of certain activities of medical device companies, including their conduct of clinical trials, their handling of conflicts of interests and financial arrangements with health care providers and consultants, and their product promotional practices.  We anticipate that government authorities will continue to scrutinize our industry closely and we may be subject to more rigorous regulation by governmental authorities in the future.  This increased government scrutiny has lead us to incur increased costs on compliance, human resources costs and the diversion of management and employee focus and we anticipate that such costs will continue to increase.  Though we have adopted a number of compliance procedures in response to the increased scrutiny, we cannot assure that our activities will not be subject to inquiry or greater action or oversight by governmental authorities or that we will be able to comply with any new regulations.  Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with applicable laws and regulations could result in substantial penalties and/or restrictions in our business activities and the sales of our products.

The fourth quarter of fiscal year 2009 marked our first profitable quarter, but there is no assurance that we will continue to be profitable in the foreseeable future.

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have incurred annual net losses since our inception, including net losses of $11.1 million, $16.3 million, and $5.5 million in fiscal 2009, 2008, and 2007, respectively. At March 31, 2009, we had an accumulated deficit of $82.4 million. There is no assurance that we will continue to be profitable in the foreseeable future as we expect our operating expenses to increase as we, among other things:

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

As a result of these activities, we may not be able to sustain or increase profitability on an ongoing basis.

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

Our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products. We cannot assure that we will be able to successfully develop or market new products or that any of our future products will be accepted by the neurointerventionalists who use our products or the payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including:

•	our ability to properly identify and anticipate neurointerventionalist and patient needs;

•	our ability to develop new products or enhancements in a timely manner;

•	our ability to obtain the necessary regulatory approvals for new products or product enhancements;

•	our ability to provide adequate training to potential users of our products;

•	our ability to receive adequate reimbursement for our procedures;

•	results of clinical research and trials on our existing products and products in development;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products; and

•	our ability to develop an effective marketing and distribution network.

If we do not develop new products or product enhancements in time to meet market demand or if there is insufficient demand for our products or enhancements, we may not achieve expected revenue levels and our business will suffer.

Our relationships with physicians and other consultants require us to comply with a number of United States and international regulations.

We are required to comply with a number of United States and international laws and regulations related to our financial relationships with physicians and other healthcare providers. In addition, we must comply with the Foreign Corrupt Practices Act (“FCPA”) which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing him or her to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage.   While we have taken numerous steps to ensure compliance with these laws and regulations, they are subject to evolving interpretations, making it difficult to ensure compliance.  If we are found to be in violation of any of these laws or regulations, we may face serious consequences, including civil and criminal penalties for us and our officers and directors, exclusion of our products from government-funded healthcare programs, termination of customer contracts, and reputational harm.

In August 2004, while reviewing our sales and payment procedures, we identified certain payments we made to physicians located in France, Germany, Spain and Turkey that may have violated the applicable laws in those foreign jurisdictions and may possibly have violated laws in Switzerland, where our Swiss subsidiary is located. We are not able to determine at this time what penalties or other sanctions, if any, authorities in France, Germany, Spain, or Turkey may impose on us, as a result of such violations. Such amounts could be material to our financial position, results of operations or cash flows. We have been notified by the Swiss Federal Prosecutor that it does not intend to bring any action or impose any penalties on us relating to our activities in Switzerland. The payments were disclosed to the United States Department of Justice in 2004 and resulted in our entry into a Deferred Prosecution Agreement, which is described in our prior filings with the SEC and which expired in 2008.

We operate in a highly competitive market segment, face competition from large, well-established medical device manufacturers with significant resources, and may not be able to increase penetration in our markets or otherwise compete effectively.

The market for medical devices for treatment of cerebral vascular diseases is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete primarily with the Target Therapeutics division of Boston Scientific, the market leader, as well as Codman, ev3/Micro Therapeutics and Terumo/MicroVention. At any time, other companies may develop alternative treatments, products or procedures for the treatment of cerebral aneurysms that compete directly or indirectly with our products. If alternative treatments prove to be superior to our microcoil or other products, continued use or adoption of our products could be negatively affected and our future revenues could suffer.

In addition, most of our current and potential competitors are either large publicly traded or divisions or subsidiaries of large publicly traded companies and enjoy several competitive advantages over us, including:

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

A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2009, 2008 and 2007, revenues from customers outside the United States represented approximately 50%, 51% and 51%, respectively, of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the fiscal year ended March 31, 2009, approximately 31% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the British pound.

In Europe, our revenues are denominated in Swiss francs, euros, British pounds and U.S. dollars. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies in which we conduct business. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and British pound, the revenues we recognize from sales by our European subsidiaries will be adversely impacted.

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

In fiscal 2009, we entered into foreign currency forward contracts to buy U.S. dollars to minimize the impact of the currency movements on intercompany payables for our Micrus SA subsidiary. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading. Our hedging activities involve risk and may not limit our underlying exposure from currency fluctuations or minimize our net sales and earnings volatility associated with foreign currency exchange rate changes.

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

We completed our assessment of our internal control over financial reporting as required by Section 404 for the fiscal year ended March 31, 2009. Our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2009, our internal control over financial reporting was effective. Our independent registered accounting firm has also expressed the opinion that our internal controls over financial reporting were effective during that period. However, our controls may not prove to be adequate for the future periods, and we cannot predict the outcome of our testing in future periods. If our internal controls are deemed to be ineffective in future periods, our financial results or the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We believe that our current cash position, together with the cash to be generated from expected product sales and the funds available under our credit facility (subject to compliance with conditions and covenants of the credit agreement) will be sufficient to meet our projected operating requirements for at least the next 12 months. However, after such period we may be required to seek additional funds from public and private stock or debt offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and acquiring new products or technologies;

•	the cost of obtaining and maintaining FDA and other domestic and foreign approval or clearance of our products and products in development;

•	the expenses we incur related to compliance with the United States FCPA and laws and regulations in non-United States jurisdictions;

•	costs associated with compliance with the Sarbanes-Oxley Act of 2002 and rules and regulations affecting public companies promulgated by the SEC and The NASDAQ Stock Market;

•	the costs associated with our facilities expansion, if any; and

•	the costs associated with increased capital expenditures.

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

We face a risk of non-compliance with certain financial covenants in our credit agreement with Wells Fargo Bank. If we are unable to meet the financial or other covenants under the credit agreement or negotiate future waivers or amendments of the covenants, an event of default would occur under the credit agreement, which would give Wells Fargo Bank a range of remedies, including without limitation declaring all outstanding debt to be immediately due and payable, foreclosing on the assets securing the obligation arising under the credit agreement and/or ceasing to provide the additional revolving loans, which could have a material adverse effect on us.

On November 5, 2008, we entered into a credit agreement with Wells Fargo Bank to provide us with a revolving line of credit (the “Credit Agreement”). The Credit Agreement provides for maximum borrowings outstanding at any time in an amount of up to $15.0 million. As of March 31, 2009, we had outstanding borrowings of $2.5 million under the Credit Agreement. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable.

Borrowings are secured by a first priority security interest in all of our assets (except for certain permitted liens that are senior to the Wells Fargo Bank’s security interest). At our option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) maintaining a minimum modified quick ratio and (ii) achieving not more than a certain amount of loss through March 31, 2009, and thereafter a minimum profitability, in each case excluding certain non-cash items. On May 20, 2009, we amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on our financial forecast for fiscal 2010.

Although we were in compliance with all covenants at March 31, 2009, it is possible that we may not be in compliance or failure to comply with certain covenants or other agreements in the future. If we are unable to meet the financial or other covenants under the Credit Agreement or negotiate future waivers or amendments of such covenants, an event of default could occur under the Credit Agreement. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, Wells Fargo Bank has available a range of remedies customary in these circumstances, including without limitation declaring all outstanding debt, together with accrued and unpaid interest thereon, to be immediately due and payable, foreclosing on the assets securing the obligations arising under the Credit Agreement and/or ceasing to provide additional revolving loans, which could have a material adverse effect on us.

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

Our operations are subject to environmental, health and safety, and other laws and regulations, with which compliance is costly and which expose us to penalties for non-compliance.

Our business, properties and products are subject to foreign, federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. Because we operate real property, various environmental laws also may impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations also could require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results.

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

We currently conduct our manufacturing, development and management activities at two locations in Silicon Valley, California, near known earthquake fault zones, and in Miramar, Florida, where there is a risk of hurricanes. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as an earthquake or hurricane, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations.

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

The medical device industry is characterized by extensive litigation and administrative proceedings over patent and other intellectual property rights. Accordingly, we may in the future be subject to further litigation and administrative proceedings over such rights with other companies in our industry. Our competitors may assert that at least one of our products, its components, or the methods we employ in the use or manufacture of our products are covered by and infringe the competitors’ United States or foreign patents held by them. In addition, should our patents or applications have claims that encompass the same scope as claims pending or issued to a third party competitor, that third party may claim that its claims have priority over ours because they invented the claimed subject matter first. Because patent applications generally take many years to issue, there may be third party applications presently pending of which we are unaware, that may in the future result in issued patents that at least one of our products, its components, or the methods we employ in the use or manufacture of our product(s) may infringe. There could also be issued patents that one or more components of our products may inadvertently be infringing, of which we are unaware. As the number of participants in the market for cerebral vascular treatments and the number of issued patents in this technology area grows, the possibility of being charged with patent infringement increases.

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

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearances or approvals, product recalls, termination of distribution or product seizures or the need to invest substantial resources to comply with various existing or new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear the marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance, or the approval of a PMA before the modified product can be marketed. Changes in labeling and manufacturing site for a PMA approved device may require the submission and approval of a PMA supplement. Any products we develop that require regulatory clearance or approval may be delayed, if approved at all. In addition, we believe that some of our new products will require an approved PMA before we can commercially distribute the device and we cannot assure that any new products or any product enhancements we develop will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements. Additionally, certain of our products under development may involve both device and drug or biologic regulation and we will need to comply with drug and biologic regulations in addition to medical device requirements. Accordingly, we anticipate that the regulatory review and approval process for some of our future products or product enhancements may take significantly longer than anticipated or that we have experienced in the past. We will also be required to pay a medical device user fee and may also be required to pay a drug or biologic user fee. There is no assurance that the FDA will not require that a certain new product or product enhancement go through the lengthy and expensive PMA approval process. We have no experience in obtaining PMA approval. We also have no experience in obtaining drug or biologic approval, and will need to rely on third party assistance in navigating the regulatory approval pathway for future combination products.

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

If hospitals are unable to obtain sufficient reimbursement for procedures performed with our products, it is unlikely that our products will be widely used.

Successful sales of our products will depend on the availability of adequate reimbursement from third-party payors. Healthcare institutions that purchase medical devices for treatment of their patients generally rely on third-party payors to cover the use of the product for the particular procedure and reimburse all or part of the costs and fees associated with the procedures performed with these devices. Currently, the costs of our products distributed domestically are being reimbursed by third party payors. There is no guarantee that coverage and adequate reimbursement will be available in the future for our existing and/or new products. Both public and private insurance reimbursement plans are central to new product acceptance. Hospitals are unlikely to use our products if they do not receive reimbursement adequate to cover the cost of our products and related procedures.

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

Based on shares outstanding at March 31, 2009, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 44% of our outstanding common stock. As a result, these persons, acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We have registered 6,749,963 shares of common stock that we may issue under our 1998 Stock Plan (“1998 Plan”), 2005 Equity Incentive Plan (“2005 Plan”) and 2005 Employee Stock Purchase Plan (“Purchase Plan”). These shares can be freely sold in the public market upon issuance. The sale by any of these holders of a large number of securities in the public market could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our worldwide headquarters are located in San Jose, California. On June 6, 2005, we entered into a non-cancelable seven-year lease pursuant to which we lease approximately 42,000 square feet of building space, which we currently use for administrative, sales, marketing, research and development,  manufacturing and distribution facilities.

On March 11, 2008, we entered into a non-cancelable ten-year lease in Miramar, Florida. The facility comprises a total of approximately 27,000 square feet, which we currently use for administrative, manufacturing, research and development and distribution facilities.

On December 4, 2007, our wholly owned subsidiary, Micrus SA, entered into a non-cancelable eight-year lease for office space in Switzerland. The office space comprises a total of approximately 5,500 square feet and provides space for sales, marketing and administrative functions.

Additionally, we lease office space for our wholly-owned subsidiary, Micrus Endovascular UK Limited (“Micrus UK”), under a non-cancelable lease agreement with a term through December 2010. We use this space for our sales, marketing and administrative functions.

We otherwise believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.  Legal Proceedings.

Patent Litigation

 On September 22, 2008, we entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation (collectively “Boston Scientific”) and a Settlement and Release Agreement (the “Settlement and Release Agreement”) with The Regents of the University of California (the “Regents”) in order to resolve pending patent litigation between Boston Scientific and us (the “Patent Litigation”). On October 8, 2008, the Court entered an order dismissing the Patent Litigation with prejudice. The Patent Litigation is described in detail in our prior filings with the SEC.

Under the Settlement and License Agreement, we agreed to cross license certain patents asserted in the Patent Litigation and release all claims (as defined in the Settlement and License Agreement) arising prior to the effective date (as defined in the Settlement and License Agreement) to which the rights, licenses, releases, and covenants expressly granted under the Settlement and License Agreement would be a complete defense had such claims arisen on or after the effective date.  The Settlement and License Agreement includes a mutual release of claims and covenants not to sue with respect to certain specified patents.  Boston Scientific also covenants not to sue end users of our products for claims of infringement of specified patents.

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

The foregoing discussion of material terms does not constitute a complete summary of the terms of the Settlement and License Agreement and Settlement and Release Agreement, and reference is made to the Settlement and License Agreement and Settlement and Release Agreement which are filed as exhibits to Form 10-Q for the quarter ended September 30, 2008.

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

Fiscal Year Ended March 31, 2009	High	Low
First Quarter	$14.99	$9.92
Second Quarter	$16.00	$10.97
Third Quarter	$14.12	$8.70
Fourth Quarter	$11.95	$4.13

Fiscal Year Ended March 31, 2008	High	Low
First Quarter	$25.45	$20.06
Second Quarter	$26.00	$15.88
Third Quarter	$21.45	$16.87
Fourth Quarter	$20.55	$10.70

The last reported sale price of our common stock on The NASDAQ Stock Market on May 29, 2009 was $9.01 per share. As of May 29, 2009, there were approximately 56 holders of record of our common stock.

Dividend Policy

We have never declared a divided or paid any cash dividends on our common stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Unregistered Securities Sold in Fiscal 2009

None

Issuer Purchases of Equity Securities

We do not have a stock repurchase program and did not repurchase any of our equity securities during the year ended March 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Colum (a))
Equity compensation plans approved by security holders	4,021,718	(1)	$12.68	1,845,686	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	4,021,718	(1)	$12.68	1,845,686	(2)

______

(1)	Includes 1,045,893 shares subject to options outstanding under our 1998 Plan and 2,975,825 shares subject to options and restricted stock units outstanding under our 2005 Plan.

(2)
Includes 1,286,846 shares of common stock reserved for future issuance under our 2005 Plan and 558,840 shares of common stock reserved for future issuance under our Purchase Plan. As of April 1, 2009, the number of shares available for issuance under the foregoing plans automatically increased to 1,953,512 shares available for issuance under the 2005 Plan and 781,062 shares available for issuance under the Purchase Plan.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings.

The following graph shows a comparison of cumulative total return for our common stock, The NASDAQ Composite Index, The NASDAQ Medical Equipment Index and The Russell 2000 Index. Such returns are based on historical results and are not intended to suggest future performance. The graph assumes $100 was invested in our common stock and in each of the indexes on June 16, 2005 (the date our common stock commenced trading on The NASDAQ Stock Market). Data for The NASDAQ Composite Index, The NASDAQ Medical Equipment Index and The Russell 2000 Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*

Among Micrus Endovascular Corporation, The NASDAQ Composite Index,
The Russell 2000 Index And The NASDAQ Medical Equipment Index

$250
$200
$150
$100
$50
$0
6/05
6/05
9/05
12/05
3/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
Micrus Endovascular Corporation
NASDAQ Composite
Russell 2000
NASDAQ Medical Equipment

*$100 invested on 6/16/05 in stock or index, including reinvestment of dividends.
Fiscal years ending March 31.

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of March 31, 2009 and 2008 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2006 and 2005 and the selected consolidated balance sheet data as of March 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods. All per share amounts for all periods presented have been restated to reflect the 1-for-2.25 reverse stock split that became effective on June 10, 2005.

Consolidated Statements of Operations

	Years Ended March 31,
	2009 (2)	2008 (2)	2007 (2)(3)	2006 (4)	2005 (5)
	(In thousands, except per share amounts)
Revenues	$78,196	$69,213	$58,795	$32,781	$24,012
Cost of goods sold (1)	20,847	17,301	15,361	9,710	8,003
Gross profit	57,349	51,912	43,434	23,071	16,009
Operating expenses:
Research and development (1)	10,243	13,718	7,904	6,589	2,360
Sales and marketing (1)	29,312	29,385	24,121	15,171	8,781
General and administrative (1)	26,983	26,971	19,308	10,307	11,884
Impairment of intangible assets	462	-	-	-	-
Total operating expenses	67,000	70,074	51,333	32,067	23,025
Loss from operations	(9,651)	(18,162)	(7,899)	(8,996)	(7,016)
Interest and investment income	258	1,223	1,618	1,295	177
Interest expense	(52)	(3)	(14)	(12)	(29)
Other income (expense), net	(2,111)	488	565	(632)	164
Loss before income taxes	(11,556)	(16,454)	(5,730)	(8,345)	(6,704)
Income tax benefit	(502)	(194)	(247)	(84)	-
Net loss	(11,054)	(16,260)	(5,483)	(8,261)	(6,704)
Accretion of redeemable convertible
preferred stock to redemption value
including beneficial conversion feature	-	-	-	(659)	(588)
Net loss attributable to common stockholders	$(11,054)	$(16,260)	$(5,483)	$(8,920)	$(7,292)

Net loss per share attributable to common stockholders:
basic and diluted	$(0.70)	$(1.05)	$(0.38)	$(0.79)	$(5.22)

Weighted-average number of shares used in per share
calculation: basic and diluted	15,692	15,438	14,621	11,240	1,397

	March 31,
	2009	2008	2007 (3)	2006 (4)	2005
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$61,506	$72,332	$73,097	$62,114	$29,774
Mandatorily redeemable convertible preferred stock	$-	$-	$-	$-	$58,442
Total stockholders' equity (deficit)	$42,574	$48,180	$56,294	$51,316	$(37,561)
Accumulated deficit	$(82,416)	$(71,362)	$(55,102)	$(49,619)	$(40,975)

(1) Non-cash stock-based compensation expense included in results of operations is as follows:
	Years Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Cost of goods sold	$560	$471	$218	$26	$26
Research and development	$592	$533	$222	$22	$69
Sales and marketing	$1,498	$1,325	$802	$169	$134
General and administrative	$2,995	$2,629	$1,332	$172	$3,210

(2)
In fiscal 2009, 2008 and 2007, loss from operations, net loss and basic and diluted net loss per share include the impact of Statement of Financial Accounting Standard (“SFAS”) No. 123 (“SFAS 123R”), which was not present in prior years. Refer to Notes 2 and 12 of the “Notes to Consolidated Financial Statements.”

(3)
On November 30, 2006, we completed our acquisition of VasCon. In connection with the acquisition, we formed MDT. The results of operations of MDT are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. Additionally, the acquired assets and liabilities assumed in the acquisition are included in the consolidated balance sheets subsequent to the acquisition date. See Note 3 of the “Notes to Consolidated Financial Statements,” which are included in “Item 8 – Financial Statements and Supplementary Data” of this report for further details regarding the transaction. On January 1, 2009, we merged MDT into Micrus Endovascular Corporation.

(4)
On September 20, 2005, we completed our acquisition of Neurologic UK Limited (“Neurologic”). In connection with the acquisition, we formed Micrus UK, our subsidiary in the United Kingdom. The results of operations of Micrus UK are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. Additionally, the acquired assets and liabilities assumed in the acquisition are included in the consolidated balance sheets subsequent to the acquisition date. See Note 3 of the “Notes to Consolidated Financial Statements,” which are included in “Item 8 – Financial Statements and Supplementary Data” of this report for further details regarding the transaction.

(5)
In fiscal 2005, loss from operations, net loss and basic and diluted net loss per share include the impact of a stock-based compensation charge of $3.0 million related to stock options modified in connection with the settlement agreement with our former CEO.

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

Overview

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe that our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils anatomically conform and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease including microcatheters, balloon catheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists, interventional neurologists and neurosurgeons, and by entering new geographic territories such as Asia where we commenced selling our products in Japan through our distribution partner, Goodman, in March 2006. We also plan to market our products in China upon receiving regulatory approvals.

Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products and accessories for use with our microcoils, which accounted for approximately 6%, 5% and 3% of our revenues in fiscal 2009, 2008 and 2007, respectively. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia. Our products are shipped from our facilities in the United States, Switzerland, the United Kingdom, and a logistics facility in the Netherlands, to either hospitals or distributors.  In select hospitals, our products are held on consignment, and remain on site, free of charge until used. Revenue is generally recognized upon shipment after the receipt of a purchase order. In arrangements which specify the title transfer upon delivery, revenue is not recognized until the product is delivered. In the case of consigned goods, revenue is recognized when a replenishment order is made.

We anticipate that our cost of goods sold will generally increase in absolute dollars during those quarters in which our sales increase or we incur additional manufacturing costs in anticipation of the commercial introduction of new products. Furthermore, our gross margin percentage may decrease in those quarters in which we initiate sales of new products or product lines, or enter new geographic territories. Our gross margin percentage may also decrease in those quarters in which we have a higher proportion of sales to distributors with lower average selling prices.

Our product development efforts are primarily focused on expanding our product offerings for the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched ten new products in the last 24 months, including microcoils, stents, microcatheters, guidewires and balloon catheters. During fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices, such as coils, stents and balloons, to the aneurysm. We intend to continue to pursue this non-embolic product line expansion with the goal of increasing our revenue opportunity per procedure. We also launched Cerecyte and stretch resistant versions of our DeltaPaq™ microcoil system for the treatment of cerebral aneurysms. Our DeltaPaq microcoil system is designed to enable physicians to achieve greater coil packing density within the aneurysm which may reduce the rate of recanalization and the need for re-treatment. The DeltaPaq microcoil system supplements our framing and finishing coils in the filling segment of the coil market. Additionally, we launched the PHAROS™ Vitesse™ intracranial stent for commercial distribution in the European Union and all other countries recognizing the CE Mark. The PHAROS™ Vitesse™ is our second generation balloon-expandable stent for intracranial ischemic stenosis and wide-neck aneurysm treatment. We have received FDA conditional approval of our investigational device exemption for the PHAROS™ VISSIT study. The VISSIT study is the first industry sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China.

We intend to continue to expand our direct sales force in North America, Europe and Asia as necessary and further increase our presence in the Asian markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and in July 2008, we received regulatory approval to sell our Cerecyte microcoils in Japan. We recorded product sales to Goodman of $9.3 million, $6.3 million and $8.7 million in fiscal 2009, 2008 and 2007, respectively. We plan to begin selling our products in China upon receiving regulatory approvals. The timing of these approvals is uncertain due to a pending review by the Chinese State Food and Drug Administration (“SFDA”) of drug and medical device approvals granted during the term of the former SFDA minister. We believe that this review process, along with more stringent approval procedures, will delay review and approval of applications for new products. As a result, we did not recognize revenues from sales in China during fiscal 2009 and we may not recognize revenues from China in fiscal 2010.

We currently anticipate that the broadening of our product line and our further expansion into the Asian market will be primarily funded with our currently available cash and cash expected to be generated from operations. We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $78.2 million in fiscal 2009.

We have incurred annual net losses since our inception, including net losses of $11.1 million, $16.3 million, and $5.5 million in fiscal 2009, 2008, and 2007, respectively. However, in the fourth quarter of fiscal 2009 we achieved our first profitable quarter of $0.6 million as a result of our revenue growth and expense management, and we expect to achieve profitability for the full year in fiscal 2010. As of March 31, 2009, we had cash and cash equivalents of $17.1 million. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. There is no assurance that we will continue to be profitable in the foreseeable future as we expand our research and development, manufacturing, and sales activities and expand geographically. As of March 31, 2009, we had an accumulated deficit of $82.4 million.

Recent Developments

On September 22, 2008, we entered into a Settlement and License Agreement (the “Settlement and License Agreement”) with Boston Scientific Corporation and Target Therapeutics, Inc., a subsidiary of Boston Scientific Corporation (collectively “Boston Scientific”) and a Settlement and Release Agreement (the “Settlement and Release Agreement”) with The Regents of the University of California (the “Regents”) in order to resolve pending patent litigation between Boston Scientific and us (the “Patent Litigation”). On October 8, 2008, the Court entered an order dismissing the Patent Litigation with prejudice. For further discussion of the Settlement and License Agreement, please see “Patent Litigation” under “Item 3 – Legal Proceedings,” above.

On November 5, 2008, we entered into a credit agreement with Wells Fargo Bank to provide us with a revolving line of credit (the “Credit Agreement”). The Credit Agreement provides for maximum borrowings in the amount of up to $15.0 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. Borrowings are secured by a first priority security interest in all of our assets (except for certain permitted liens that are senior to the bank’s security interest). At our option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) a minimum modified quick ratio and (ii) a minimum profitability, excluding certain non-cash items. On May 20, 2009, we amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on our financial forecast for fiscal 2010.

On January 1, 2009, we merged MDT into Micrus Endovascular Corporation.

On July 28, 2005, we entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company (“Vascular FX”), pursuant to which we purchased the intellectual property of Vascular FX. The transaction included a cash purchase price of $1.5 million paid at closing followed by milestone payments of $2.5 million paid on January 31 and May 31, 2006, and royalty payments on potential future product sales. There are no future milestone payments to Vascular FX under the terms of the agreement.

On January 28, 2009, we amended the Technology Transfer Agreement with Vascular FX to modify the royalty provision and eliminate the claw-back provisions that would have required us to license back the acquired technology to Vascular FX under certain circumstances. Under the amended agreement, we will pay Vascular FX a royalty equal to 25% of the aggregate net sales of deflectable catheter products sold during the royalty period subject to the mandatory minimum provision not less than $250,000 per year. The royalty period is six years beginning from November 1, 2007.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the fiscal years ended March 31, 2009, 2008 and 2007:

	Years Ended March 31,
	2009		2008		2007
	%		%		%
Consolidated Statements of Operations Data:
Revenues	100%		100%		100%
Cost of goods sold	27%		25%		26%
Gross profit	73%		75%		74%
Operating expenses:
Research and development	13%		20%		13%
Sales and marketing	37%		42%		41%
General and administrative	35%		39%		33%
Impairment of intangible assets	1%		0%		0%
Total operating expenses	86%		101%		87%
Loss from operations	(13	) %	(26	) %	(13	) %
Interest and investment income	0%		2%		3%
Interest expense	(0	) %	0%		0%
Other income (expense), net	(2	) %	1%		1%
Loss before income taxes	(15	) %	(23	) %	(9	) %
Income tax benefit	(1	) %	0%		0%
Net loss	(14	) %	(23	) %	(9	) %

Fiscal Years Ended March 31, 2009 and 2008

Revenues

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Americas	$44,067	$37,565	$6,502	17%
Europe (excluding the United Kingdom)	15,930	15,095	835	6%
United Kingdom	7,531	9,100	(1,569)	(17	) %
Asia Pacific	10,668	7,453	3,215	43%
	$78,196	$69,213	$8,983	13%

Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. The overall increase in revenues in fiscal 2009 compared to fiscal 2008 was primarily due to an increase in the number of microcoil products sold. Factors driving the increase included growth in the overall market for embolic coils, an increase in market share in both the Americas and Asia Pacific, and the introduction of new products.

Revenues from the Americas increased 17% to $44.1 million and revenues from Europe increased 6% to $15.9 million, both  compared to fiscal 2008. Revenues from the United Kingdom decreased 17% to $7.5 million as compared with $9.1 million for fiscal 2008, primarily due to the unfavorable impact on revenues from the weakening of the British pound against the U.S. dollar. Revenues from Asia Pacific increased 43% to $10.7 million and included product sales to our distributor in Japan of $9.3 million, compared with revenues of $7.5 million for fiscal 2008 which included sales to our distributor in Japan of $6.3 million. We plan to begin selling our products in China upon receiving regulatory approvals. We did not recognize revenues from sales to China during fiscal 2009.

Revenues from Latin America increased to $3.1 million in fiscal 2009 compared with revenues of $1.6 million in fiscal 2008 due to an overall increase in product sales to our distributors in the region and a change in our revenue recognition policy for sales made to Latin American distributors from a cash collection basis to upon shipment basis (see Note 2 of the “Notes to Consolidated Financial Statements,” which are included in “Item 8 – Financial Statements and Supplementary Data”). As a result of the change in our revenue recognition policy for sales made to Latin American distributors, we recognized approximately $0.7 million of Latin American deferred revenue in the first quarter of fiscal 2009.

Revenues from embolic coils increased 12% to $73.1 million for fiscal 2009 as compared to fiscal 2008 primarily due to the launch of the DeltaPaq™ microcoil system and increased market penetration of both the Cashmere™ and the Presidio® microcoil systems, partially offset by the unfavorable impact of foreign currency exchange rates, most notably the weakening of the British pound against the U.S. dollar. Revenues from our non-embolic and accessories products increased to $4.9 million in fiscal 2009 compared with revenues of $3.7 million in fiscal 2008 primarily due to the launch of the Neuropath®  guide catheter and PHAROS™ Vitesse™ stent, and volume increases across multiple product lines. We expect our embolic and non-embolic sales to increase in the future as a result of market growth, continued market penetration of products released during the past two years, including our launch of the next-generation DeltaPaq™ microcoil system and an Ascent™ balloon catheter family.

New products continue to represent an important component of our growth strategy, with 16% of our revenues in fiscal 2009 coming from products introduced in the past 24 months. Among these, our Cashmere microcoil line represented 8% of the total revenue for fiscal 2009.  We are also pleased with the strong reception for our newly launched DeltaPaq microcoil system, which comprised 6% of fiscal year 2009 revenues.  With the launch of the Neuropath® guide catheter and the Ascent™ balloon catheter, we are now in a position to capture a significantly greater portion of hemorrhagic procedure revenues.

Gross Profit

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Cost of goods sold	$20,847	$17,301	$3,546	20%
Gross profit	$57,349	$51,912	$5,437	10%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROS™ stent product and royalties related to certain access device products. The increase in cost of goods sold during fiscal 2009 as compared to fiscal 2008 was primarily related to the increase in sales of our products as well as an increase of $235,000 in royalties.

Gross margin was 73% in fiscal 2009 and 75% in fiscal 2008. The decrease was primarily due to higher levels of distributor sales of lower margin products primarily in Japan and certain European markets. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.

Operating Expenses

Research and Development

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Research and development	$10,243	$13,718	$(3,475)	(25	) %

Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses decreased in fiscal 2009 compared to fiscal 2008 primarily due to a decrease of $3.9 million in technology acquisition costs mainly due to a $3.0 million charge in fiscal 2008 for in-process research and development in connection with the acquisition of ReVasc Technologies, Inc. to obtain the rights to pre-regulatory approved revascularization technology and a $0.9 million charge in fiscal 2008 associated with the acquisition of thrombectomy technologies from Genesis. In addition, there was a decrease in outside services of $0.9 million primarily associated with the development of our stent product. This decrease was partially offset by an increase of $0.9 million in personnel cost due to increased headcount at our Florida operations as we ramp up research and development efforts for neurovascular access and delivery products, and an increase of $303,000 in consulting fees.

Sales and Marketing

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Sales and marketing	$29,312	$29,385	$(73)	0%

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses decreased slightly in fiscal 2009 compared to fiscal 2008 primarily due to termination costs of $0.7 million related to sales personnel in Europe in fiscal 2008, as well as a decrease of $232,000 in recruiting expense and a decrease of $154,000 in education and training expense. These decreases were partially offset by higher sales incentives compensation of $0.6 million resulting from higher level of sales and changes in the sales compensation structure, an increase of $213,000 in product samples and an increase of $174,000 in stock-based compensation expense.

General and Administrative

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
General and administrative	$26,983	$26,971	$12	0%

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit, Sarbanes Oxley compliance and information technology consulting. General and administrative expenses remained essentially unchanged in fiscal 2009 compared to fiscal 2008. General and administrative expenses included increases of $1.7 million in patent litigation settlement cost in connection with the patent litigation with Boston Scientific, higher finance and administrative personnel costs of $1.2 million due to increased headcount and salary increases for current employees, additional expense of $0.5 million for estimated sales tax in certain states and an increase of $367,000 in stock-based compensation expense. These increases were partially offset by a decrease of $3.7 million in legal fees primarily resulting from the settlement of the patent litigation with Boston Scientific in September 2008 and the conclusion of the United States Department of Justice monitorship in July 2008.

Impairment of Intangibles Assets

In the fourth quarter of fiscal 2009, we performed an assessment of our intangible assets acquired from Neurologic. Management concluded from the assessment that an impairment existed for the intangible asset group (distribution agreement, customer relationships and non-compete agreements) as the undiscounted value was less than its carrying value. As a result, we recorded an impairment charge of $462,000 for this asset group based on the amount by which the carrying amount of these assets exceeded their fair value. There was no impairment charges related to intangible assets in fiscal 2008.

Other Income (Expense), Net

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Interest and investment income	$258	$1,223	$(965)	(79	) %
Interest expense	(52)	(3)	(49)	1633%
Other income (expense), net	(2,111)	488	(2,599)	(533	) %
Total other income (expense), net	$(1,905)	$1,708	$(3,613)	(212	) %

Interest and investment income consists of interest earned on interest bearing accounts. Interest and investment income decreased in fiscal 2009 compared to fiscal 2008 due to lower cash and investment balances earning interest.

Other income (expense), net consists primarily of foreign exchange gains and losses resulting from differences in exchange rates between the time of recording of the transaction and the settlement of foreign currency denominated receivables and payables. Other income (expense), net decreased in fiscal 2009 compared to fiscal 2008 primarily due to foreign exchange losses resulting from the re-measurement of foreign currency transactions, most notably the impact of the weakening of the British pound against the U.S. dollar.

Income Taxes

	Years Ended March 31,
	2009	2008
	(In thousands, except percentages)
Income tax benefit	$(502)	$(194)
Effective tax rate	(4)%	(1)%

We have incurred net operating losses for both federal and state purposes since inception and, as a result, we have paid no federal or state income taxes. We had an income tax benefit of approximately $502,000 and $194,000 in fiscal 2009 and 2008, respectively. The net income tax benefit in fiscal 2009 consists primarily of deferred tax benefit for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible, the reduction in deferred tax liability due to the impairment of such intangible assets, and losses from our United Kingdom subsidiary. The net income tax benefit in fiscal 2008 includes a deferred income tax expense of approximately $72,000 for the Swiss subsidiary’s operating profits and a deferred tax benefit of approximately $266,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for our United Kingdom subsidiary.

As of March 31, 2009, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $40.5 million, $30.5 million and $4.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012, the state NOLs expire beginning in 2013 and the foreign NOLs will expire beginning in 2013. We also had federal and state research and development tax credit carryforwards of approximately $1.3 million and $1.3 million, respectively, as of March 31, 2009. The federal credits will expire beginning in 2012 and the state credits can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at March 31, 2009 to offset our federal, state and Swiss deferred tax assets.

Fiscal Years Ended March 31, 2008 and 2007

Revenues

	Years Ended March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
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

Revenues from embolic coils increased 15% to $65.4 million for fiscal 2008 as compared to fiscal 2007 primarily due to the launch of the Cashmere™ microcoil system and increased market penetration of the Presidio® microcoil system. Revenues from our non-embolic and accessories products increased to $3.7 million in fiscal 2008 compared with revenues of $1.6 million in fiscal 2007 primarily due to the launch of the ENZO™ deflectable microcatheter and volume increases across multiple product lines including our guiding catheters, guidewires and stents. Additionally, the increase in revenues was partially due to higher average selling prices as a result of increased sales of our more expensive Cerecyte® product sales in fiscal 2008. Products introduced in the past 24 months comprised 21% of our revenues in fiscal 2008.

In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan. In July 2008, we received regulatory approval for our Cerecyte® microcoils. The delay in these product approvals had an adverse impact on the revenues previously anticipated from sales in Japan for fiscal 2008. We sold $6.3 million of our regulatory approved products in Japan in fiscal 2008, compared with revenues of $8.7 million in fiscal 2007.

We plan to begin selling our products in China upon receiving regulatory approvals. We did not recognize revenues from sales in China in fiscal 2008.

Gross Profit

	Years Ended March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
Cost of goods sold	$17,301	$15,361	$1,940	13%
Gross profit	$51,912	$43,434	$8,478	20%

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

Operating Expenses

Research and Development

	Years Ended March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
Research and development	$13,718	$7,904	$5,814	74%

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

Sales and Marketing

	Years Ended March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
Sales and marketing	$29,385	$24,121	$5,264	22%

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

General and Administrative

	Years Ended March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
General and administrative	$26,971	$19,308	$7,663	40%

General and administrative expenses increased in fiscal 2008 compared to fiscal 2007 primarily due to an increase of $2.6 million related to higher finance and administrative personnel costs due to increased headcount, as well as an increase of $2.6 million in legal fees primarily related to professional fees for the services of attorneys and third-party accountants in connection with the United States Department of Justice monitorship. In fiscal 2008, we incurred professional fees of $3.7 million related to the United States Department of Justice monitorship, which was concluded in July 2008. Stock based compensation expense increased $1.3 million in fiscal 2008 as compared to fiscal 2007. In fiscal 2008 and 2007, approximately 7% and 3%, respectively, of our general and administrative costs were attributable to our subsidiary, MDT.

Other Income, Net

	Years Ended March 31,		Change
	2008	2007	$	%
	(In thousands, except percentages)
Interest and investment income	$1,223	$1,618	$(395)	(24)%
Interest expense	(3)	(14)	11	(79)%
Other income, net	488	565	(77)	(14)%
Total other income, net	$1,708	$2,169	$(461)	(21)%

Interest and investment income decreased in fiscal 2008 compared to fiscal 2007 due to lower cash and investment balances earning interest.

Other income, net decreased in fiscal 2008 compared to fiscal 2007 primarily due to higher foreign exchange losses related to a loan made to Micrus SA, partially offset by an increase in foreign exchange gains resulting from differences in exchange rates between the time of the recording of the transaction and settlement of foreign currency denominated receivables and payables.

Income Taxes

	Years Ended March 31,
	2008	2007
	(In thousands, except percentages)
Income tax benefit	$(194)	$(247)
Effective tax rate	(1)%	(4)%

We had an income tax benefit of approximately $194,000 and $247,000 in fiscal 2008 and 2007, respectively. The net income tax benefit in fiscal 2008 includes a deferred income tax expense of approximately $72,000 for the Swiss subsidiary’s operating profits and a deferred tax benefit of approximately $266,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for our United Kingdom subsidiary. The net income tax benefit in fiscal 2007 includes a current tax benefit of approximately $63,000 arising from losses in the UK and a deferred tax benefit of approximately $184,000 primarily attributable to the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which are not deductible for tax purposes.

Liquidity and Capital Resources

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Cash flow activities:
Net cash used in operating activities	$(9,279)	$(7,524)	$(556)
Net cash used in investing activities	$(5,007)	$(3,437)	$(5,451)
Net cash provided by financing activities	$4,128	$3,165	$5,098

Since our inception, we have funded our operations primarily through issuances of stock and related warrants, and product sales. As of March 31, 2009, we had cash and cash equivalents of $17.1 million, compared to $25.5 million at March 31, 2008. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash used in operating activities during fiscal 2009 was $9.3 million as compared to $7.5 million and $0.6 million during fiscal 2008 and 2007, respectively. Net cash used in operating activities during fiscal 2009 resulted primarily from: operating losses; an increase in accounts receivable which resulted from the sale of a greater number of microcoil products and timing of collections for those sales; an increase in inventory resulting from an increase in the number of consignment locations due to the addition of new customers and the launch of new products; a decrease in accounts payable due to the timing of payments to our vendors; a decrease in accrued payroll and other related expenses primarily due to lower accrued bonuses and accrued commissions; a decrease in accrued liabilities and other non-current liabilities primarily due to lower accrued legal fees primarily resulting from the settlement of the patent litigation with Boston Scientific and the conclusion of the United States Department of Justice monitorship. These factors were partially offset by a decrease in prepaid expense and non-cash items such as stock-based compensation expense, depreciation and amortization, deferred income taxes and impairment of intangible assets.

Net cash used in operating activities during fiscal 2008 resulted primarily from: operating losses; an increase in accounts receivable which resulted from the sale of a greater number of microcoil products and timing of collections for those sales; an increase in inventory due to an increase in the number of consignment locations and the buildup of finished goods in anticipation of future sales; an increase in prepaid expenses and other current assets, primarily due to deposits paid in advance of our global sales meeting; and an increase in other non-current assets, primarily due to payments of a broker’s commission and a security deposit in connection with the lease at our new Florida facility. These factors were partially offset by an increase in accounts payable due to the timing of our payments to our vendors; an increase in accrued payroll and other related expenses which was attributable to increased headcount and the timing of payroll payments; an increase in accrued liabilities and other non-current liabilities primarily due to accrued milestone payments to ReVasc and Genesis and higher accrued professional fees associated with legal fees; and non-cash items such as stock-based compensation expense, depreciation and amortization and our provision for excess and obsolete inventories.

Net cash used in operating activities during fiscal 2007 resulted primarily from: operating losses; an increase in inventory due to the buildup of finished goods in anticipation of future sales and an increase in the number of consignment locations; an increase in prepaid expenses and other current assets primarily related to the payment of directors and officers insurance premiums; a decrease in accounts payable due to the timing of our payments to our vendors; and a decrease in other non current liabilities. These factors were partially offset by a decrease in accounts receivable due to improved collection efforts which resulted in lower days sales outstanding; an increase in accrued payroll and related expenses which was attributable to increased headcount and the timing of payroll payments; an increase in accrued liabilities due to higher accrued professional fees associated with legal fees and Sarbanes Oxley compliance and higher VAT payables; and non-cash items such as stock-based compensation expense primarily due to the adoption of SFAS 123R in fiscal 2007, depreciation and amortization, and our provision for excess and obsolete inventories.

Net cash used in investing activities during fiscal 2009 was $5.0 million as compared to $3.4 million and $5.5 million during fiscal 2008 and 2007, respectively. Net cash used in investing activities during fiscal 2009 was related to the earn-out payments associated with the purchase of Neurologic and VasCon and the purchase of capital equipment, partially offset by proceeds from the sale of certain assets and technologies to Merit and the sale of property and equipment to third parties.

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

Net cash used in investing activities during fiscal 2007 was primarily related to the purchase of VasCon, the earn-out payment associated with the purchase of Neurologic, the milestone payment to Biotronik which has been capitalized as licensed technology and the purchase of capital equipment, partially offset by proceeds from the sale of marketable securities.

Net cash provided by financing activities during fiscal 2009 was $4.1 million as compared to $3.2 million and $5.1 million during fiscal 2008 and 2007, respectively. Net cash provided by financing activities during fiscal 2009 consisted of borrowings under the line of credit with Wells Fargo Bank, exercise of stock options and the purchase of common stock under our employee stock purchase plan.

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

As discussed in Note 7 of the “Notes to Consolidated Financial Statements,” which are included in “Item 8 – Financial Statements and Supplementary Data”, on November 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank to provide us with a revolving line of credit. The Credit Agreement provides for maximum borrowings in an amount up to $15.0 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. At March 31, 2009, we had outstanding borrowings of $2.5 million under the line of credit and were in compliance with all covenants of the Credit Agreement. On May 20, 2009, we amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010, and adjusting the minimum limits for the financial covenants based on our financial forecast for fiscal 2010. We believe that we will be able to maintain compliance with the debt covenants of the credit agreement for at least the next twelve months from March 31, 2009.

To the extent that existing cash and cash generated from operations are insufficient to fund our future activities, we would seek to borrow funds under our credit facility. However, given that certain financial and other covenants of the credit agreement are required to be met, these funds may not be available to us. Accordingly, we may need to reduce discretionary spending and raise additional funds through public or private equity or debt financing. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into such agreements in the future. Additional funds may not be available on terms favorable to us, or at all. Failure to manage the discretionary spending or raise additional capital as required may adversely impact our ability to achieve our intended business objectives.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss below. Our management has reviewed our critical accounting policies and estimates with our accounting advisors, audit committee and board of directors.

Although our significant policies are more fully described in Note 2 of the “Notes to Consolidated Financial Statements,” which are included in “Item 8 – Financial Statements and Supplementary Data,” we believe that the following accounting policies to be critical to the judgment and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  Our revenues are derived primarily from the sale of our microcoil product line to hospitals and third-party distributors. We also sell access products and accessories for use with our microcoils. Revenues are recognized when evidence of an arrangement exists, delivery to the customer has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue is generally recognized upon shipment after the receipt of a purchase order. In arrangements which specify the title transfer upon delivery, revenue is not recognized until the product is delivered. In the case of consigned goods, revenue is recognized when a replenishment order is made. Sales to our Latin American distributors are made according to similar contractual terms as sales to other distributors. However, due to historically longer delays in receiving payments and a higher level of receivable write-offs relating to our Latin American distributors, we had concluded that through March 31, 2008 collectibility was not reasonably assured at the time that the distributor took title to the inventory. Accordingly, we had recognized revenues from sales to Latin American distributors when cash was collected. We have evaluated our experience with Latin American distributors and have concluded that collectibility is now reasonably assured upon shipment, and began recognizing revenue upon shipment to these distributors beginning in the first quarter of fiscal 2009. Revenue recognized upon shipment to our Latin American distributors was $2.5 million for fiscal 2009. Additionally, the deferred revenue balance at March 31, 2008 of $0.7 million for these distributors and the related cost of goods sold of $273,000 that had been deferred has been recognized as revenue and cost of goods sold, respectively, in the first quarter of fiscal 2009. Revenue recognized on a cash basis on sales made to our Latin American distributors was $1.6 million for fiscal 2008.

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

Excess and Obsolete Inventory.  We calculate an inventory provision for estimated obsolescence or excess inventories based upon historical scrap rates and assumptions about future demand for our products and market conditions. Our microcoil products have a five-year shelf life and our access products have a shelf life between one and three years. Our products are subject to demand fluctuations based on the availability and demand for alternative products. Our inventory, which consists primarily of microcoils, is at risk of obsolescence following the introduction and development of new or enhanced products. Our estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. Future product introductions and related inventories may require additional provision based upon changes in market demand or introduction of competing technologies. Provision for excess and obsolete inventories result in a corresponding expense to cost of goods sold.

Valuation of Goodwill and Intangibles.  When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development, other identifiable intangible assets, tangible net assets and goodwill as required by GAAP. In-process research and development is the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. In-process research and development is recorded as a charge on the date of acquisition.  Through March 31, 2009, there has been no in-process research and development acquired by us in a business combination. Goodwill is capitalized, subject to periodic review for impairment. Under our accounting policy, we perform an annual review of goodwill in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. We evaluate our identifiable intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows over the life of the assets being evaluated, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require management judgment and actual results may differ from assumed or estimated amounts. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. Through March 31, 2009, we determined that there has been no impairment related to goodwill. However, we determined that $462,000 of intangible assets related to the acquisition of Neurologic in September 2005 were impaired and recorded a non-cash impairment charge. Our impairment testing conducted in fiscal 2008 and 2007 indicated no such impairment. See Note 6 of the “Notes to Consolidated Financial Statements,” which are included in “Item 8 – Financial Statements and Supplementary Data” for further discussion of the impairment charges.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a  valuation allowance on our federal, state and Swiss net deferred tax assets as of March 31, 2009 and our federal and state net deferred tax assets as of March 31, 2008 due to the uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry forwards and accruals deductible in different periods.

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

   We determine expected volatilites based on median results of a peer group analysis of companies similar in size and financial leverage to us. We have elected to use the simplified method for estimating our expected term as allowed by Staff Accounting Bulletin (“SAB”) 107, and extended by SAB 110. SAB 110 permits the use of the “simplified” method under certain conditions including a company’s inability to rely on historical exercise data. We will continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our options. The risk-free rate is indexed to the five-year Treasury note interest at the date of grant and expected forfeiture rate is based on our historical forfeiture information.

All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. See Note 12 of the “Notes to Consolidated Financial Statements,” which are included in “Item 8 – Financial Statements and Supplementary Data” for further information regarding the SFAS 123R.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for us on April 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FSP SFAS No. 142-3 (“FSP SFAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations” and other GAAP. FSP SFAS 142-3 is effective for us on April 1, 2009. We are currently evaluating the impact of adopting FSP SFAS 142-3 on our consolidated financial position, results of operations and cash flows.

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

In April 2009, the FASB issued FSP SFAS No. 157-4 (“FSP SFAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales. FSP SFAS 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of adopting FSP SFAS 157-4 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) No. 28-1 (“FSP SFAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly instead of annual basis for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of adopting FSP SFAS 107-1 and APB 28-1 on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 (“FSP SFAS 115-2 and SFAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 provide additional guidance designed to create greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP SFAS 115-2 and SFAS 124-2 are effective for financial statements issued for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact of adopting FSP SFAS 115-2 and SFAS 124-2 on our consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2009.

Contractual Obligations

We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.

As of March 31, 2009, our contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$6,452	$1,038	$2,910	$1,003	$1,501
Purchase obligations	3,373	3,373	-	-	-
Minimum milestone payments to The Cleveland Clinic	1,500	1,500	-	-	-
Royalty payments to Vascular FX, LLC	1,250	250	750	250	-
Total	$12,575	$6,161	$3,660	$1,253	$1,501

The future earn-out payments to the former VasCon shareholders will be an amount not to exceed $10.0 million based on the sales and manufacturing performance as set forth in the asset purchase agreement. These future earn-out payments will be paid over three years. As of March 31, 2009, we have accrued for the second year earn-out payment of $0.9 million. We paid the first year earn-out amount of $378,000 in April 2008.

We are required to pay The Cleveland Clinic up to $5.0 million in payments upon the achievement of certain milestones set forth in the ReVasc Agreement, with minimum milestone payments of at least $2.0 million to The Cleveland Clinic upon the earlier of achieving the milestones or October 26, 2010. The first milestone payment in the amount of $500,000 was paid in March 2008.

We are required to pay Vascular FX, LLC a royalty equal to 25% of the greater of (i) the applicable aggregate mandatory minimum sales of $1.0 million or (ii) the actual net sales of our deflectable catheter product, both on an annual basis. The royalty period is six years beginning in November 2007. As of March 31, 2009, we accrued royalty payments of approximately $87,000 to Vascular FX.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risks.  Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the British pound. In Europe, our revenues are denominated in the Swiss franc, euro, British pound and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $177,000 related to our loan with Micrus SA and a $184,000 decrease in our comprehensive loss from our investment in Micrus SA as of March 31, 2009. A hypothetical 10% decline in the value of the British pound versus the U.S. dollar would cause us to recognize a $447,000 increase in our comprehensive loss from our investment in Micrus UK as of March 31, 2009. A hypothetical 10% decline in the value of the euro versus the Swiss franc would cause us to recognize a loss of $279,000 based on our foreign denominated receivables as of March 31, 2009.

In fiscal 2009, approximately 31% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe that a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

In fiscal 2009, we entered into foreign currency forward contracts to buy U.S. dollars to minimize the impact of the currency movements on intercompany payables for our Micrus SA subsidiary. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure.  We use derivative instruments only for risk management purposes and do not use them for speculation or for trading.

As of March 31, 2009, we had outstanding foreign currency forward contracts to sell 0.6 million euro for approximately $0.8 million, expiring through June 19, 2009. If we were to settle our euro-based contracts at the reporting date, an immaterial unrealized income or expense would need to be recognized. A sensitivity analysis of changes in the fair value of our euro forward contracts at March 31, 2009 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against the euro, the fair value of these contracts would decrease/increase by $80,000, respectively.

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

At March 31, 2009, our cash and cash equivalent balance was $17.1 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $10,000 on an annual basis.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Micrus Endovascular Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micrus Endovascular Corporation and its subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal year 2008.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
June 10, 2009

MICRUS ENDOVASCULAR CORPORATION

Consolidated Balance Sheets

	March 31,
	2009	2008
	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$17,050	$25,526
Accounts receivable, net of allowance for doubtful accounts
of $119 and $95 at March 31, 2009 and 2008, respectively	12,205	11,297
Inventories	11,857	11,495
Prepaid expenses and other current assets	1,237	1,570
Total current assets	42,349	49,888
Property and equipment, net	6,982	5,285
Goodwill	6,762	8,549
Intangible assets, net	4,684	7,153
Deferred tax assets	260	9
Other assets	469	1,448
Total assets	$61,506	$72,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,138	$3,680
Accrued payroll and other related expenses	5,515	7,930
Deferred tax liabilities	-	43
Short-term borrowings	2,500	-
Accrued liabilities	7,877	9,431
Total current liabilities	18,030	21,084
Deferred tax liabilities	-	314
Other non-current liabilities	902	2,754
Total liabilities	18,932	24,152
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value;
Authorized: 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding:15,820,369 shares and 15,614,760 shares
at March 31, 2009 and 2008, respectively	158	156
Additional paid-in capital	127,121	119,897
Accumulated other comprehensive loss	(2,289)	(511)
Accumulated deficit	(82,416)	(71,362)
Total stockholders' equity	42,574	48,180
Total liabilities and stockholders' equity	$61,506	$72,332

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Operations

	Years Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenues	$78,196	$69,213	$58,795
Cost of goods sold	20,847	17,301	15,361
Gross profit	57,349	51,912	43,434
Operating expenses:
Research and development	10,243	13,718	7,904
Sales and marketing	29,312	29,385	24,121
General and administrative	26,983	26,971	19,308
Impairment of intangible assets	462	-	-
Total operating expenses	67,000	70,074	51,333
Loss from operations	(9,651)	(18,162)	(7,899)
Interest and investment income	258	1,223	1,618
Interest expense	(52)	(3)	(14)
Other income (expense), net	(2,111)	488	565
Loss before income taxes	(11,556)	(16,454)	(5,730)
Income tax benefit	(502)	(194)	(247)
Net loss	$(11,054)	$(16,260)	$(5,483)
Net loss per share:
Basic and diluted	$(0.70)	$(1.05)	$(0.38)

Weighted-average number of shares used in per share calculations:
Basic and diluted	15,692	15,438	14,621

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity
					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity
	(In thousands)
Balance at March 31, 2006	14,190	$142	$101,430	$(397)	$(240)	$(49,619)	$51,316
Comprehensive loss:
Net loss	-	-	-	-	-	(5,483)	(5,483)
Translation adjustments	-	-	-	-	(283)	-	(283)
Change in unrealized loss on available-for-sale investments	-	-	-	-	11	-	11
Total comprehensive loss							(5,755)
Exercise of over-allotment by underwriters	190	2	2,037	-	-	-	2,039
Issuance of common stock in connection with VasCon acquisition	157	2	2,970	-	-	-	2,972
Exercise of common stock warrants	15	-	-	-	-	-	-
Exercise of stock options	619	6	2,298	-	-	-	2,304
Issuance of common stock under employee stock purchase plan	78	-	755	-	-	-	755
Stock-based compensation under SFAS 123R (including amount capitalized in inventory of $89)	-	-	2,293	-	-	-	2,293
Amortization of deferred stock-based compensation	-	-	-	213	-	-	213
Deferred stock-based compensation associated with stock options forfeited	-	-	(20)	20	-	-	-
Non-employee stock-based compensation	-	-	157	-	-	-	157
Balance at March 31, 2007	15,249	152	111,920	(164)	(512)	(55,102)	56,294
Comprehensive loss:
Net loss	-	-	-	-	-	(16,260)	(16,260)
Translation adjustments	-	-	-	-	1	-	1
Total comprehensive loss							(16,259)
Exercise of stock options	270	3	2,152	-	-	-	2,155
Issuance of common stock under employee stock purchase plan	93	1	1,009	-	-	-	1,010
Restricted stock awards issued	1	-	21	-	-	-	21
Restricted stock units released	3	-	-	-	-	-	-
Restricted stock withheld for minimum taxes	(1)	-	(29)	-	-	-	(29)
Stock-based compensation under SFAS 123R (including amount capitalized in inventory of $51)	-	-	4,821	-	-	-	4,821
Amortization of deferred stock-based compensation	-	-	-	163	-	-	163
Deferred stock-based compensation associated with stock options forfeited	-	-	(1)	1	-	-	-
Non-employee stock-based compensation	-	-	4	-	-	-	4
Balance at March 31, 2008	15,615	156	119,897	-	(511)	(71,362)	48,180
Comprehensive loss:
Net loss	-	-	-	-	-	(11,054)	(11,054)
Translation adjustments	-	-	-	-	(1,705)	-	(1,705)
Swiss pension plan adjustment					(73)		(73)
Total comprehensive loss							(12,832)
Exercise of stock options	83	1	747	-	-	-	748
Issuance of common stock under employee stock purchase plan	120	1	879	-	-	-	880
Restricted stock awards issued	1	-	9	-	-	-	9
Restricted stock units released	3	-	-	-	-	-	-
Restricted stock withheld for minimum taxes	(2)	-	(17)	-	-	-	(17)
Stock-based compensation under SFAS 123R (including amount released from inventory of $8)	-	-	5,606	-	-	-	5,606
Balance at March 31, 2009	15,820	$158	$127,121	$-	$(2,289)	$(82,416)	$42,574

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,054)	$(16,260)	$(5,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,383	3,178	2,143
Provision for doubtful accounts	49	(145)	(84)
Loss on disposal of equipment	28	35	4
Provision for excess and obsolete inventories	74	240	279
Realized gain on investments	-	-	(4)
Impairment of intangible assets	462	-	-
Stock-based compensation	5,645	4,958	2,574
Deferred income taxes	(608)	(209)	(329)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,962)	(2,115)	601
Inventories	(1,041)	(2,786)	(3,810)
Prepaid expenses and other current assets	270	(156)	(545)
Other assets	(21)	(148)	19
Accounts payable	(1,425)	1,920	(437)
Accrued payroll and other related expenses	(2,077)	1,582	2,936
Accrued liabilities	(147)	1,403	1,818
Other non-current liabilties	(855)	979	(238)
Net cash used in operating activities	(9,279)	(7,524)	(556)

Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	-	-	1,000
Acquisition of property and equipment	(2,688)	(2,013)	(1,343)
Advance payments for leasehold improvements at new Florida facility	-	(802)	-
Proceeds from sale of property and equipment	13	110	-
Proceeds from sale of assets and technologies	1,500	1,500	-
Purchase of VasCon, LLC, net of cash acquired	-	-	(2,860)
Earn-out payment in connection with acquisition of VasCon, LLC	(378)	-	-
Purchase of Neurologic UK Ltd., net of cash acquired	-	-	(11)
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	(3,454)	(2,232)	(1,403)
Payment to Biotronik AG for developed technology	-	-	(834)
Net cash used in investing activities	(5,007)	(3,437)	(5,451)

Cash flows from financing activities:
Borrowings under bank line of credit	2,500	-	-
Proceeds from exercise of stock options	748	2,155	2,304
Proceeds from employee stock purchase plan	880	1,010	755
Proceeds from issuance of common stock, net of issuance costs	-	-	2,039
Net cash provided by financing activities	4,128	3,165	5,098

Effect of foreign exchange rate changes on cash	1,682	(1,214)	(659)
Net decrease in cash and cash equivalents	(10,158)	(7,796)	(909)
Cash and cash equivalents at beginning of year	25,526	34,536	36,104
Cash and cash equivalents at end of year	$17,050	$25,526	$34,536
Supplemental disclosure of cash flow information:
Interest paid	$38	$3	$14

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for purchase of VasCon, LLC	$-	$-	$2,972
Accrued earn-out payment in connection with the acquisition of VasCon, LLC	$886	$378	$-
Accrued earn-out payment in connection with the acquisition of Neurologic UK Ltd.	$-	$2,997	$2,232

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

Liquidity

The Company has incurred annual net losses since its inception. In the fourth quarter of fiscal 2009, the Company achieved its first profitable quarter but there are no assurances that the Company will continue to be profitable in the foreseeable future. Management believes that the Company’s current cash position as of March 31, 2009 and the cash expected to be generated from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months from March 31, 2009. To the extent that existing cash and cash generated from operations are insufficient to fund its future activities, the Company would seek to borrow funds under the credit facility. However, given that certain financial and other covenants of the credit agreement (see Note 7) are required to be met, these funds may not be available to the Company. Accordingly, the Company may need to reduce discretionary spending and raise additional funds through public or private equity or debt financing. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve covenants that would restrict the Company. Additional funds may not be available on terms favorable to the Company or at all. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company believes that it will be able to maintain compliance with the debt covenants of the credit agreement for at least the next twelve months from March 31, 2009.

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

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported stockholders’ equity or net loss.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to accounts receivable and inventories, the recoverability and fair value of long-term assets, and deferred tax assets and related valuation allowances.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue recognition

The Company generates revenue primarily from the sale of its microcoil product line. The Company also sells stents, access products and accessories for use with its microcoils. Revenue is generated from sales to hospitals and third-party distributors.

Revenue is recognized when evidence of an arrangement exists, delivery to the customer has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Revenue is generally recognized upon shipment after the receipt of a purchase order. In arrangements which specify the title transfer upon delivery, revenue is not recognized until the product is delivered. In the case of consigned goods, revenue is recognized when a replenishment order is made.

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

The Company performs credit checks on new customers and periodic credit checks on existing customers. Accordingly, collectibility is generally assured prior to shipment. In the event a sale is made to a customer for whom collectibility is not reasonably assured, the Company either requires prepayment of the order or revenue is deferred and recognized upon collection. The Company maintains a reserve for amounts which may not be collectible.

The Company maintains inventory at various hospital locations under the custody of hospital personnel for use in procedures. The Company recognizes revenue on sales to these customers when the revenue criteria have been met, which occurs when the hospital informs the Company that product has been removed from inventory and used in a procedure.

Once a sale has occurred, the customer has no right of return.

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

Sales made to the Company’s Latin American distributors are made according to similar contractual terms as sales made to other distributors. However, due to historically longer delays in receiving payments and a higher level of receivable write-offs relating to its Latin American distributors, the Company had concluded that through March 31, 2008 collectibility was not reasonably assured at the time that the distributor took title to the inventory. Accordingly, the Company had recognized revenues from sales to Latin American distributors when cash was collected. The Company has evaluated its experience with Latin American distributors and has concluded that collectibility is now reasonably assured upon shipment, and began recognizing revenue upon shipment to these distributors beginning in the first quarter of fiscal 2009. Revenue recognized upon shipment to its Latin American distributors was $2.5 million for fiscal 2009. Additionally, the deferred revenue balance at March 31, 2008 of $0.7 million for these distributors and the related cost of goods sold of $273,000 that had been deferred was recognized as revenue and cost of goods sold, respectively, in the first quarter of fiscal 2009. Revenue recognized on a cash basis on sales made to its Latin American distributors was $1.6 million and $1.1 million for fiscal 2008 and 2007, respectively.

Product warranty

The Company provides its customers with limited warranty privileges. To date, product returns under warranty have not been significant. The warranty accrual as of March 31, 2009 and 2008 was immaterial to the financial position of the Company and the change in the accrual balance for the current and two prior fiscal years was immaterial to the Company’s results of operations and cash flows.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company grants credit to its customers, which are primarily located in the United States, Europe, Asia Pacific and Latin America, and performs ongoing credit evaluations on its customers and collateral is generally not required for trade receivables. The Company maintains an allowance for potential credit losses and such losses have been within the Company’s expectations.

The Company had one customer which accounted for 12% of revenues for the year ended March 31, 2009 and had one customer which accounted for 20% of accounts receivable at March 31, 2009. The Company had no customer which accounted for more than 10% of revenues for the year ended March 31, 2008 and one customer which accounted for 15% of revenues for the year ended March 31, 2007. The Company had one customer which accounted for 16% of accounts receivable at March 31, 2008 and none which accounted for more than 10% of accounts receivable at March 31, 2007.

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

A portion of the Company’s sales operations are based outside of the United States, principally in Europe, Asia Pacific and Latin America. As a result, the Company must comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions and rates and methods of taxation.

Certain of the components and materials used in the Company’s devices are provided by single source suppliers. The loss of any of these suppliers, or their inability to supply the Company with an adequate supply of materials could have a materially adverse impact on the Company.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents are generally invested in money market funds. Cash equivalents are carried at cost, which approximates fair value.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, approximate fair value due to their short maturities.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories

Inventories of raw materials, work-in-progress and finished goods are stated at the lower of cost or market, cost being determined under a standard cost method, which approximates actual cost on a first-in, first-out basis.

The Company calculates an inventory provision for estimated obsolescence or excess inventories based upon historical scrap rates and assumptions about future demand for its products and market conditions. The Company’s microcoil products have a five-year shelf life and its stents and access products have a shelf life between one and three years. The Company’s products are subject to demand fluctuations based on the availability and demand for alternative products. The Company’s inventory, which consists primarily of microcoils, is at risk of obsolescence following the introduction and development of new or enhanced products. The Company’s estimates and assumptions for excess and obsolete inventory are reviewed and updated on a quarterly basis. The estimates that the Company uses for demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. Future product introductions and related inventories may require additional provision based upon changes in market demand or introduction of competing technologies. Provision for excess and obsolete inventories result in a corresponding expense to cost of goods sold.

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

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of in-process research and development, and the net tangible and identifiable intangible assets acquired in a business combination. Negative goodwill represents the excess fair value of the net assets acquired in a business combination over the purchase price. If the acquisition involves contingent consideration, the negative goodwill is recorded as a deferred credit in the consolidated balance sheet and is reduced by the contingent consideration that is paid, with any additional contingent consideration being recorded as goodwill. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization.

In-process research and development is the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. In-process research and development is recorded as a charge on the date of acquisition.

Intangible assets resulting from acquisitions are estimated by management based on the fair value of the assets received. Intangible assets from acquisitions are comprised of existing process technology, distribution agreements, non-compete agreements and customer relationships, and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over their estimated useful lives ranging from five to seven years.

Intangible assets not resulting from acquisitions are comprised of patents and licensed technology, and are carried at cost less accumulated amortization. Amortization of patents is computed using the straight-line method over their estimated useful lives of ten years. Patent application, maintenance costs and costs incurred in obtaining the license rights to technology in the research phase are expensed as incurred. Amortization of licensed technology is computed using the straight-line method over its estimated useful life of seven years when the Company began selling the product and generating revenue, which was essentially when it became available for its intended use.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment of long-lived assets

The Company evaluates its goodwill for possible impairment on an annual basis or more frequently when events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. The Company performs the impairment test annually in the fourth quarter of its fiscal year. Any impairment charges resulting from the application of this test are immediately recorded as a charge to earnings in the Company’s consolidated statements of operations. Through March 31, 2009, there has been no impairment charges related to goodwill.

The Company reviews long-lived assets, excluding goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Any impairment charges are immediately recorded as a charge to earnings in the Company’s consolidated statements of operations. As discussed in Note 6, the Company recorded a non-cash impairment charge of $462,000 in the fourth quarter of fiscal 2009 related to intangible assets acquired from Neurologic UK Limited (“Neurologic”).

Comprehensive loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s foreign currency translation adjustments and the Swiss pension plan benefit adjustment  represent the only components of comprehensive loss excluded from reported net loss. These components of comprehensive loss are presented in the statements of stockholders’ equity.

The balance of accumulated other comprehensive loss consisted of the following components:

	March 31,
	2009	2008
Foreign currency translation adjustments	$(2,216)	$(511)
Swiss pension plan benefit adjustment (Note 13)	(73)	-
	$(2,289)	$(511)

Research and development

Research and development costs are charged to operations as incurred and consist primarily of costs associated with evaluating in-process technology, purchases of intellectual property, personnel costs and supplies.

Advertising costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses.

Shipping and handling of products

Amounts billed to customers for shipping and handling of products are included in revenues. Costs incurred related to shipping and handling of products are included in cost of goods sold.

Foreign currency transactions

Other income (expense), net, includes foreign currency gains or losses related to a loan with the Company’s Swiss subsidiary, and currency gains or losses resulting from differences in exchange rates between the time of recording of the transaction and the cash settlement of foreign currency denominated receivables and payables. The Company recorded currency gains (losses) for the years ended March 31, 2009, 2008 and 2007 of $(2.1 million), $546,000 and $0.7 million, respectively.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Anti-dilutive securities

The following outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Years Ended March 31,
	2009	2008	2007
Shares issuable upon exercise of common stock options	4,018	3,656	3,182
Shares issuable upon settlement of restricted stock units	4	7	10
	4,022	3,663	3,192

Stock-based compensation

The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan which enables employees to purchase the Company’s common stock.

On April 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of transition, under which prior periods were not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date is recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations,” which replaces SFAS 141. SFAS 141R requires the acquiring entity in a business combination to recognize at full fair value all the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations completed on or after the date of adoption. This provision will only impact the Company’s accounting for any acquisition after April 1, 2009.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In April 2008, the FASB issued FSP SFAS No. 142-3 (“FSP SFAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, “Business Combinations” and other GAAP. FSP SFAS 142-3 is effective for the Company beginning on April 1, 2009. The Company is currently evaluating the impact of adopting FSP SFAS 142-3 on the Company’s consolidated financial position, results of operations and cash flows.

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

In April 2009, the FASB issued FSP SFAS No. 157-4 (“FSP SFAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which addresses the determination of fair values when there is no active market or where the price inputs represent distressed sales. FSP SFAS 157-4 reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP SFAS 157-4 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of adopting FSP SFAS 157-4 on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) No. 28-1 (“FSP SFAS 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures to a quarterly instead of annual basis for any financial instruments that are not currently reflected on the balance sheet at fair value. FSP SFAS 107-1 and APB 28-1 are effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of adopting FSP SFAS 107-1 and APB 28-1 on the Company’s consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2 (“FSP SFAS 115-2 and SFAS 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 provide additional guidance designed to create greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP SFAS 115-2 and SFAS 124-2 are effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of adopting FSP SFAS 115-2 and SFAS 124-2 on the Company’s consolidated financial position, results of operations and cash flows.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 3 — Business Combinations, Assets Disposition and Technology Acquisition and License Agreements

Fiscal 2007 Business Combination

VasCon

On November 30, 2006, the Company completed the acquisition of VasCon, a privately held company engaged in the development and manufacture of vascular access and delivery devices located in Florida. The acquisition of VasCon added expertise in developing clinically advanced access and catheter systems to the Company’s core competencies and provided the Company with manufacturing capabilities that will facilitate cost reductions for a wide range of the Company’s products. VasCon’s non-neurological cardio and peripheral catheter products were sold through non-Micrus distribution channels until the Company sold these assets and related technology to Merit Medical Systems, Inc. (“Merit”) in January 2008 (see Assets Disposition – Merit below). In connection with the acquisition, the Company formed Micrus Design Technology, Inc. (“MDT”) to develop and manufacture neurovascular access and delivery products including the Company’s family of Courier® microcatheters and Ascent™ balloon catheter. The Company has also undertaken a manufacturing automation program at this facility which the Company believes will provide both an enhanced delivery system and a component cost savings which is expected to  be introduced in the Company’s microcoil products in fiscal 2010. On January 1, 2009, the Company merged MDT into Micrus Endovascular Corporation.

The acquisition of VasCon included an up-front payment and additional contingent earn-out payments. The total consideration paid of approximately $5.9 million as of March 31, 2007, consisted of the up-front payment of approximately $2.5 million in cash, the issuance of 156,666 shares of the Company’s common stock having an aggregate value of approximately $3.0 million calculated based on the average closing price two days before and the day of the acquisition and $404,000 in acquisition-related closing costs. Additionally, VasCon may receive certain earn-out payments in an amount not to exceed $10.0 million based on sales and manufacturing performance as set forth in the asset purchase agreement entered into by the parties. At March 31, 2009 and 2008, the Company accrued for the second and first year earn-out payments to the former VasCon shareholders of approximately $378,000 and $0.9 million, respectively, both of which were recorded as a reduction of the contingent purchase price balance. The Company paid the first year earn-out payment in April 2008. The second year earn-out will be paid in June 2009.

The results of operations of MDT are included in the accompanying consolidated statements of operations for all periods or partial periods subsequent to the acquisition date. The purchase price was allocated to the net tangible and identifiable intangible assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition as determined by management. At the acquisition date, the fair value of the net assets acquired exceeded the purchase consideration resulting in negative goodwill in the amount of $1.6 million. Because the acquisition involved contingent consideration that may exceed the negative goodwill amount, the negative goodwill was recorded as a deferred credit in the consolidated balance sheet and is being reduced by any earned contingent consideration of up to $10.0 million that will be paid over three years, with any additional contingent consideration being recorded as goodwill. The contingent purchase price balance as of March 31, 2009 was $332,000 and is expected to be earned during fiscal 2010.

Fiscal 2006 Business Combination

Neurologic

On September 20, 2005, the Company entered into a Share Purchase Agreement (“Neurologic Purchase Agreement”) acquiring all of the outstanding capital stock of Neurologic, a privately held distributor of the Company’s products in the United Kingdom (“UK”). The acquisition of Neurologic, which was the Company’s largest distributor, provided the Company with additional leverage and a strengthened presence in the UK market and the Company has used this acquisition as a platform to expand sales to existing accounts and support sales to customers using alternative procedures and competing products. Following the acquisition of Neurologic, the Company changed the acquired entity’s name to Micrus Endovascular UK Limited (“Micrus UK”).

The acquisition of Neurologic included an initial cash payment of approximately $4.7 million, additional consideration of approximately $131,000 as a result of certain purchase price adjustments, and future multi-year revenue based earn-out payments. All earn-out payments shall be equal to one-third of Neurologic’s product sales during specified periods. At March 31, 2008, 2007 and 2006, the Company accrued for additional considerations under the earn-out provisions of approximately $3.0 million, $2.2 million and $1.4 million for the third, second and first year earn-out payments, respectively, all of which were recorded as additions to goodwill (See Note 6). The Company paid the first, second and third year earn-out payments in April 2006, April 2007 and April 2008, respectively. The final earn-out payment of $457,000 was made in June 2008.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assets Disposition

Merit

On January 31, 2008, the Company entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit pursuant to which the Company sold its non-neurological cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by the Company in November 2006 in connection with its purchase of VasCon. Pursuant to the Merit Agreement, the Company received an up-front payment of $1.5 million and received an additional payment of $1.5 million in December 2008 upon the completion of its obligation to help Merit build a production line for coronary guide catheters. Under the terms of the Merit Agreement, the Company also agreed to manufacture and supply certain guide catheters to Merit for a period of up to one year following the closing. This obligation expired on January 31, 2009, and the Company no longer supplies guide catheters to Merit.
Additionally, if requested by Merit, the Company must provide reasonable assistance to help Merit build production lines for peripheral guiding sheaths and/or cardiovascular microcatheters. In October 2008, the Company amended the Merit Agreement extending the termination date for this obligation  to September 30, 2009.

Though certain elements of this transaction (namely the acquired assets and licensing rights, and the production line assistance for coronary guide catheters) have been delivered as of March 31, 2009, the Company is still obligated to deliver the regulatory documentation and production line assistance for the peripheral guiding sheaths and/or cardiovascular microcatheters. The remaining obligations will expire in the second quarter of fiscal 2010. Because the Company lacks the ability to separate the multiple obligations (elements) of this transaction, the potential gain from the up-front payment of $1.5 million and the additional payment of $1.5 million, net of direct and incremental costs incurred and the net book value of assets transferred to Merit, has been deferred until such time as all elements of the transaction are delivered.

Technology Acquisition and License Agreements

Genesis

On January 16, 2008, the Company entered into a license, development and commercialization agreement (the “Genesis Agreement”) with Genesis Medical Interventional, Inc. (“Genesis”). Under the terms of the Genesis Agreement, the Company licensed the rights to Genesis’s F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. The transaction included an initial up-front payment of $0.8 million, a future development milestone payment of $150,000 payable upon the earlier to occur of the date of first commercial sale or September 30, 2008 and royalties on potential future product sales. Both the initial up-front payment of $0.8 million and future milestone payment of $150,000 were recorded as research and development expense upon the effective date of the Genesis Agreement.

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

The Company acquired only pre-regulatory approved technology and did not assume any other assets or liabilities in connection with the acquisition of ReVasc. Accordingly, the ReVasc Agreement was accounted for as a purchase of in-process research and development and $3.0 million, representing the up-front purchase price of $1,000,000 plus future minimum milestone payments of $2.0 million, was recorded as research and development expense during fiscal 2008. In March 2008, the Company paid the first milestone payment of $500,000 to The Cleveland Clinic. The remaining minimum milestone payments of $1.5 million are included in accrued liabilities at March 31, 2009 (see Note 5).

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On December 7, 2007, the Company merged ReVasc into Micrus. Following the merger, Micrus became the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the ReVasc License Agreement.

Biotronik AG

On January 6, 2006, the Company entered into a License, Development and Distribution Agreement (the “Biotronik Agreement”) with Biotronik, a Swiss corporation, pursuant to which the Company will collaborate with Biotronik to develop certain neurovascular products and the Company will be the exclusive worldwide distributor for neurovascular products. Pursuant to the terms of the agreement, Biotronik granted to the Company an exclusive license to certain patents, know-how and other proprietary technology in the neurovascular field. The term of the Biotronik Agreement is perpetual unless terminated by the parties or by operation of law.

Under the terms of the Biotronik Agreement, the Company paid an up-front licensing fee of $0.6 million, and was required to make milestone payments to Biotronik upon receipt of approvals to market stent products jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. The Company recorded the up-front licensing fee as research and development expense in the fiscal year ended March 31, 2006 as there were no regulatory clearances for a product at that time. In February 2006, Biotronik met the established milestones of the agreement when it received CE Mark authorization for the PHAROS™ product intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence the Company paid milestone payments to Biotronik of $0.7 million and $0.7 million in March and April 2006, respectively. The Company recorded the milestone payments of approximately $1.5 million as capitalized licensed technology at March 31, 2006. Under the terms of this agreement, there are no future milestone payments to Biotronik related to the PHAROS™ stent. The Company capitalized additional costs associated with the PHAROS™ stent development of $102,000 in the first quarter of fiscal 2007. The Company commenced amortization of the capitalized licensed technology in the third quarter of fiscal 2007 when it began selling the PHAROS™ product and generating revenue, which was essentially when it became available for its intended use. This capitalized licensed technology will be amortized over its estimated useful life of seven years. Additionally, the Company incurred royalties to Biotronik of approximately $169,000, $150,000 and $34,000 for the products sold in fiscal 2009, 2008 and 2007, respectively. The Company records the earned royalty as a component of its cost of goods sold.

Vascular FX

On July 28, 2005, the Company entered into a Technology Transfer Agreement with Vascular FX, a Delaware limited liability company (“Vascular FX”), pursuant to which the Company purchased the intellectual property of Vascular FX. The $4.0 million cash purchase price included a $1.5 million payment at closing followed by milestone payments to be made over time, in addition to royalty payments on potential future product sales. On January 31 and May 31, 2006, the Company made milestone payments of $1.0 million and $1.5 million, respectively. The Company recorded the initial and milestone payments in the corresponding accounting periods as research and development expense since there are currently no FDA approved products being sold and the intellectual property has no alternative future use. There are no future milestone payments to Vascular FX under the terms of the agreement.

On January 28, 2009, the Company amended the Technology Transfer Agreement with Vascular FX to modify the royalty provision and eliminate the claw-back provisions that would have required the Company to license back the acquired technology to Vascular FX under certain circumstances. Under the amended agreement, the Company will pay Vascular FX a royalty equal to 25% of the aggregate net selling price of deflectable catheter products sold during the royalty period subject to the mandatory minimum provision not less than $250,000 per year. The royalty period is six years beginning from November 1, 2007. The Company incurred royalties to Vascular FX of approximately $288,000 and $75,000 for the products sold in fiscal 2009 and 2008, respectively. The Company records the earned royalty as a component of its cost of goods sold.

Note 4 — Fair Value Measurements

Effective April 1, 2008, the Company adopted the provisions of SFAS 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of SFAS 157 did not materially impact the Company’s consolidated financial position and results of operations.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The Company’s cash equivalents are classified within Level 1 of the fair value hierarchy because they are invested in money market funds and valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

In fiscal 2009, the Company entered into foreign currency forward contracts to buy U.S. dollars at fixed intervals in the retail market in an over-the-counter environment. As of March 31, 2009, the Company had foreign currency forward contracts to sell 0.6 million euros in exchange for approximately $0.8 million U.S. dollars maturing in April through June 2009. The counterparty to these contracts is UBS AG located in Switzerland. The Company’s foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment. The Company recorded the fair value of the contracts in accrued liabilities on its consolidated balance sheet as of March 31, 2009. The Company recorded a net realized gain of approximately $1,400 for the fiscal year ended March 31, 2009.

The Swiss pension plan unfunded benefit obligation is classified within Level 3 since there is no observable market for the asset or liability and requires the Company to develop its relevant assumptions.

The following table presents assets measured at fair value on a recurring basis at March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$9,739	$-	$-	$9,739

Liabilities:
Swiss pension plan unfunded benefit obligation (Note 13)	$-	$-	$148	$148

The following table summarizes the change in fair value of Level 3 financial liabilities (in thousands):

Level 3
Fair value beginning of year	$82
Change in benefit obligation	228
Change in plan assets	(162)
Fair value end of year	$148

The fair value of foreign currency forward contracts at March 31, 2009 was not material.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 — Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	March 31,
	2009	2008
Raw materials	$1,918	$2,154
Work-in-progress	1,968	1,667
Finished goods	2,741	3,002
Consigned inventory	5,230	4,331
Inventory held by distributors	-	341
	$11,857	$11,495

Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until used and purchased by the customer, generally when used in a medical procedure.

No inventory was held by distributors at March 31, 2009. Inventory held by distributors at March 31, 2008 consisted of $273,000 in inventory that was held by the Company’s Latin American distributors and $68,000 in inventory that was held by the Company’s Chinese distributor.

Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2009	2008
Computer equipment and software	$1,955	$1,728
Furniture, fixtures and equipment	7,542	5,403
Leasehold improvements	2,132	1,010
Construction in progress	108	447
Total cost	11,737	8,588
Less accumulated depreciation and amortization	(4,755)	(3,303)
	$6,982	$5,285

Depreciation and amortization expense related to property and equipment was $1.7 million, $1.3 million and $0.9 million for the years ended March 31, 2009, 2008 and 2007, respectively.

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	March 31,
	2009	2008
Accrued bonuses	$1,437	$2,642
Accrued salaries	1,106	1,071
Accrued vacation	2,000	1,750
Accrued commissions	544	1,660
Accrued payroll taxes	428	807
	$5,515	$7,930

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued liabilities consisted of the following (in thousands):

	March 31,
	2009	2008
Deferred gain from Merit transaction	$1,866	$340
Milestone payments to The Cleveland Clinic	1,500	500
Earn-out payment in connection with acquisition of VasCon	886	378
Sales tax and VAT payable	876	560
Professional fees	277	1,715
Accrued travel and entertainment	270	492
Deferred revenue from Goodman Co., Ltd. distribution agreement	113	113
Earn-out payment in connection with acquisition of Neurologic	-	2,997
Other	2,089	2,336
	$7,877	$9,431

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	March 31,
	2009	2008
Contingent purchase price (Note 3)	$332	$1,218
Milestone payments to The Cleveland Clinic	-	1,000
Deferred revenue from Goodman Co., Ltd. distribution agreement	169	281
Swiss pension plan unfunded benefit obligation	148	82
Other non-current liabilities	253	173
	$902	$2,754

On September 30, 2005, the Company entered into a five-year, exclusive Distribution Agreement with Goodman Co., Ltd. (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market the Company’s full line of products, as such products are approved, in Japan and will purchase a minimum of $27.3 million of such products over the five year term of the agreement, ranging from $2.0 million during the fiscal year ended March 31, 2006 to $9.0 million during the fiscal year ending March 31, 2010. On September 20, 2007, the Company amended the distribution agreement with Goodman to, among other things, extend the duration of the distribution agreement to six years from the original date of the distribution agreement. In connection with the Distribution Agreement, Goodman paid the Company an up-front cash payment of $0.8 million which has been recorded as deferred revenue. The Company is recognizing the deferred revenue on a straight-line basis over the six year term of the agreement.

Note 6 — Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31,
	2009	2008
Balance beginning of year	$8,549	$5,552
Addition related to earn-out payment in connection with acquisition of Neurologic	457	2,997
Foreign currency translation	(2,244)	-
Balance end of year	$6,762	$8,549

All of the Company’s goodwill has been allocated to the United Kingdom business segment.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company performs its annual impairment test of goodwill in the fourth quarter of its fiscal year. Through March 31, 2009, there have been no impairment charges related to goodwill.

Intangible assets

Intangible assets consisted of the following (in thousands):

		Gross Carrying Amount				Accumulated Amortization				Net
	Useful	March		Foreign	March	March		Foreign	March	March	March
	Life	31,	Impairment	currency	31,	31,	(Additions)	currency	31,	31,	31,
	(Years)	2008		translation	2009	2008		translation	2009	2009	2008
Existing process technology	7	$4,590	$-	$-	$4,590	$(874)	$(656)	$-	$(1,530)	$3,060	$3,716
Distribution agreements	5	2,300	(254)	(488)	1,558	(1,164)	(439)	325	(1,278)	280	1,136
Capitalized license fee	7	1,565	-	-	1,565	(336)	(223)	-	(559)	1,006	1,229
Patents - microcoil	10	1,100	-	-	1,100	(880)	(110)	-	(990)	110	220
Non-compete agreements	6	700	(108)	(148)	444	(294)	(111)	80	(325)	119	406
Customer relationships	5	900	(100)	(191)	609	(454)	(172)	126	(500)	109	446
		$11,155	$(462)	$(827)	$9,866	$(4,002)	$(1,711)	$531	$(5,182)	$4,684	$7,153

In the fourth quarter of fiscal 2009, the Company performed an assessment of its long-lived intangible assets acquired from Neurologic. Management concluded from the assessment that impairment existed for the intangible asset group (distribution agreement, customer relationships and non-compete agreements) as the undiscounted value was less than its carrying value. As a result, the Company recorded an impairment charge of $462,000 for this asset group based on the amount by which the carrying amount of these assets exceeded their fair value. The Company determined the fair value of the asset group using future revenue assumptions and a valuation analysis based on established valuation techniques accepted in the technology industry.

Amortization of intangible assets included in the results of operations is as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007

Cost of goods sold	$879	$974	$385
Operating expenses	832	867	879
	$1,711	$1,841	$1,264

The amortization expense of the intangible assets related to existing technology in the manufacturing process and design of products resulting from the acquisition of VasCon in the amount of $0.7 million, $0.8 million and $273,000 is included in cost of goods sold for fiscal 2009, 2008 and 2007.

The amortization expense related to the capitalized license technology in the amount of $223,000, $224,000 and $112,000 is included in cost of goods sold for fiscal 2009, 2008 and 2007.

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ending March 31,	Amortization
2010	$1,302
2011	1,052
2012	902
2013	879
2014	549
$4,684

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7— Line of Credit

On November 5, 2008, the Company entered into a credit agreement with Wells Fargo Bank to provide the Company with a revolving line of credit (the “Credit Agreement”). The Credit Agreement provides for maximum borrowings in an amount up to $15.0 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. Borrowings are collateralized by a first priority security interest in all of the Company’s assets (except for certain permitted liens that are senior to the Wells Fargo Bank’s security interest). At the Company’s option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The Credit Agreement requires that the Company comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) a minimum modified quick ratio and (ii) a minimum profitability, excluding certain non-cash items. At March 31, 2009, the Company had outstanding borrowings of $2.5 million under the line of credit, and was in compliance with all covenants of the Credit Agreement. The interest rate on the borrowings as of March 31, 2009 was 6.0%.

On May 20, 2009, the Company amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on the Company’s financial forecast for fiscal 2010. The Company has the ability and the intent to repay the outstanding borrowings of $2.5 million within the next twelve months from March 31, 2009.

Note 8 — Income Taxes

As of March 31, 2009, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $40.5 million, $30.5 million and $4.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012, the state NOLs expire beginning in 2013 and the foreign NOLs will expire beginning in 2013. The federal and state loss carryforwards that are attributable to excess tax deductions from stock option exercises are not included in the deferred tax assets shown below. The benefit of approximately $10.3 million and $8.1 million of federal and state loss carryforwards, respectively, will be credited to equity when realized.

The Company also had federal and state research and development tax credit carryforwards of approximately $1.3 million and $1.3 million, respectively, as of March 31, 2009. The federal credits will expire beginning in 2012 and the state credits can be carried forward indefinitely.

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

The related benefit from income taxes consisted of the following (in thousands):

	Years Ended March 31,
	2009	2008	2007
Current
Federal	$-	$-	$-
State	-	-	-
Foreign	73	-	(63)
Total current income tax provision (benefit)	73	-	(63)

Deferred
Federal	-	-	-
State	-	-	-
Foreign	(575)	(194)	(184)
Total deferred income tax benefit	(575)	(194)	(184)

Total income tax benefit	$(502)	$(194)	$(247)

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has incurred net operating losses for both federal and state purposes since inception and, as a result, the Company has paid no federal or state income taxes. In fiscal 2009, the Company recorded an income tax benefit of approximately $502,000. The net income tax benefit consists primarily of a deferred tax benefit for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible, the reduction in deferred tax liability due to the impairment of such intangible assets, and the United Kingdom subsidiary’s operating losses. In fiscal 2008, the Company recorded an income tax benefit of approximately $194,000. The net income tax benefit includes a deferred income tax expense of approximately $72,000 for the Swiss subsidiary’s operating profits and a deferred tax benefit of approximately $266,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for its United Kingdom subsidiary. In fiscal 2007, the Company recorded an income tax benefit of approximately $247,000. The net income tax benefit includes a current tax benefit of approximately $63,000 arising from losses in the United Kingdom subsidiary and a deferred tax benefit of approximately $184,000 primarily attributable to the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible for tax purposes.

Net deferred tax assets (liabilities) consisted of the following (in thousands):

	March 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$14,048	$13,099
Basis difference in fixed assets	3,143	2,850
Accruals deductible in different periods	4,960	3,973
Credit carryforwards	2,136	1,755
Total deferred tax assets	24,287	21,677
Less valuation allowance	(23,696)	(21,419)
Net deferred tax assets	591	258

Deferred tax liabilities:
Accruals deductible in different periods	(188)	(125)
Basis difference in fixed and intangible assets	(143)	(481)
Total deferred tax liabilities	(331)	(606)
Net deferred tax assets (liabilities)	$260	$(348)

The Company has recorded a valuation allowance against its federal, state and Swiss deferred tax assets as of March 31, 2009 and its federal and state deferred tax assets as of March 31, 2008, due to the uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The effective tax rate differs from the United States federal statutory rate as a result of the following:

	Years Ended March 31,
	2009	2008	200087
Income tax benefit at statutory rate	(35)%	(35)%	(35)%
State taxes, net of federal benefit	(5)%	(4)%	(4)%
In process research and development write-off	0%	7%	-
Technology acquisition	0%	2%	-
Non-US income taxed at different rates	9%	1%	(14)%
Change in valuation allowance	17%	24%	40%
Nondeductible deferred compensation	10%	6%	12%
Other	0%	(2)%	(3)%
Effective income tax rate	(4)%	(1)%	(4)%

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The domestic and foreign components of loss before income taxes were as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
Domestic	$(7,093)	$(15,474)	$(7,168)
Foreign	(4,463)	(980)	1,438
Loss before income taxes	$(11,556)	$(16,454)	$(5,730)

Effective April 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48 (“FIN 48”), which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of FIN 48, the Company recognized a $192,000 increase in its unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at March 31, 2009, the Company had zero and $9,000 of accrued interest and penalties related to tax contingencies, respectively. Prior to the fiscal year ended March 31, 2009, since the unrecognized tax benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect the Company’s effective tax rate. For the fiscal year ended March 31, 2009, $73,000 of the $128,000 increase in unrecognized tax benefits will affect the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2009 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of the Company’s tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.

Tax filings are based on tax laws which are subject to significant and varied interpretation. It is often unclear whether a particular position taken in a tax return will ultimately be sustained. The Company has reviewed its filing positions and believes that it has adequately accrued for such uncertainties.

The following table summarizes the activity related to the Company’s unrecognized tax benefit for the year ended March 31, 2009 and 2008 (in thousands):

	March 31,
	2009	2008
Unrecognized tax benefits at beginning of year	$232	$192
Gross increases - prior year tax positions	-	-
Gross increases - current year tax positions	128	40
Settlements with taxing authorities	-	-
Expiration of statute of limitations	-	-
Unrecognized tax benefits at end of year	$360	$232

Note 9 — Commitments and Contingencies

Lease commitments

On June 6, 2005, the Company entered into a non-cancelable seven-year operating lease agreement (“Lease”). Pursuant to the Lease, the Company has leased approximately 42,000 square feet of building space which is being used as the Company’s headquarters in the United States. The Lease commenced in January 2006. The Lease provides a right to extend the term for one period of sixty months that may be exercised by the Company.

The Lease provides for a base rent that increases periodically and averages approximately $41,445 monthly over the lease period and is accounted for on a straight-line basis. The Lease also provides for certain additional payments including the Company’s share of landlord’s operating expenses, including project costs, property taxes and overhead management fees.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 11, 2008, the Company entered into a non-cancelable ten-year lease in Miramar, Florida, which commenced in September 2008. The facility comprises a total of approximately 27,000 square feet. The operating lease provides for a base rent that increases periodically and averages approximately $17,935 monthly over the lease period and is accounted for on a straight-line basis. The operating lease also provides for certain additional payments including the Company’s share of landlord’s operating expenses and applicable sales tax.

On December 4, 2007, the Company’s wholly owned subsidiary, Micrus Endovascular SA (“Micrus SA”), entered into a non-cancelable eight-year lease for office space in Switzerland. The office space comprises a total of approximately 5,500 square feet.

Additionally, the Company leases office space for its wholly-owned subsidiary, Micrus UK, under a non-cancelable lease agreement with a term through December 2010.

The combined annual rent for Micrus SA and Micrus UK operating leases is approximately $196,000. The leases also provide for certain additional payments including the Company’s share of the landlord’s operating expenses.

Future minimum lease payments are as follows (in thousands):

Minimum
For Years Ending March 31,	Lease Payments
2010	$1,038
2011	1,028
2012	978
2013	904
2014	496
Thereafter	2,008
$6,452

Rent expense for the years ended March 31, 2009, 2008 and 2007 was $1.0 million, $0.7 million and $0.7 million, respectively.

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

Litigation

The Company is from time to time subject to various lawsuits. The Company does not believe that it is probable that resolution of pending litigation will have a material adverse effect on the Company’s consolidated financial statements, however, the outcome of litigation is inherently uncertain.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Note 10 — Preferred Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of March 31, 2009, there are no shares of preferred stock issued or outstanding.

Note 11 — Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2009.

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

Note 12 — Stock Option Plans and Other Employee Benefits

Stock Option Plans

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of March 31, 2009, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan as amended (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 plan or the 1998 Plan. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have ten-year contractual terms.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1996 Stock Option Plan

As of June 16, 2005, no new stock option grants were permitted under the 1996 Plan. There are no outstanding options under the 1996 Plan and, as of the effectiveness of the Company’s initial public offering (“IPO”), there were no outstanding options under the 1996 Plan.

1998 Stock Plan

As of June 16, 2005, no new stock option grants were permitted under the 1998 Plan. However, all options previously granted under the 1998 Plan continue to be administered under the 1998 Plan. As of March 31, 2009, options to purchase 1,045,893 shares of common stock were outstanding under the 1998 Plan.

2005 Equity Incentive Plan

The 2005 Plan became effective upon the Company’s IPO. The 2005 Plan provides for the issuance of stock options, stock appreciation rights, stock awards (stock and stock units) and cash awards. The Company initially reserved a total of 2,395,020 shares of its common stock for issuance under the 2005 Plan. In addition, the 2005 Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder on each April 1st by an amount equal to the lesser of (i) 5% of the Company’s total number of outstanding shares on the immediately preceding March 31st; (ii) 666,666 shares, or (iii) a number of shares determined by the Company’s Board of Directors. The shares reserved under the 2005 Plan will also be increased as a result of the forfeiture or repurchase of shares issued under the 1998 Plan and the cancellation of unexercised options under the 1998 Plan. As of March 31, 2009, there were 4,262,671 remaining shares reserved for issuance under the 2005 Plan, of which 1,286,846 were available for grant, 2,972,492 shares were subject to outstanding options and 3,333 shares were subject to outstanding restricted stock units.

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

The Company initially reserved a total of 222,222 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for annual increases in the total number of shares available for issuance under this plan on April 1st of each year beginning on April 1, 2006, by a number of shares that is equal to the lesser of: (1) 2% of the outstanding shares of the Company’s common stock on the immediately preceding March 31st; (2) 222,222 shares; or (3) a lesser number determined by the Company’s Board of Directors. As of March 31, 2009, there were 558,840 shares reserved for issuance under the Purchase Plan.

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

The Purchase Plan provides for offering periods of 12 months and purchase periods of 6 months or such shorter period as may be established by the Company’s Board of Directors. The offering periods start on April 1st and October 1st of each year. During the year ended March 31, 2009, there were 119,732 shares issued at a purchase price ranging from $5.07 to $10.51 per share and during the year ended March 31, 2008, there were 92,598 shares issued at a purchase price ranging from $10.51 to $15.53 per share under the Purchase Plan.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The Black-Scholes model requires that the Company makes certain assumptions that are factored into the valuation analysis, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”) and the estimated volatility of its common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of operations.

The Company determines expected volatilities based on median results of  a peer group analysis of companies similar in size and financial leverage. The Company has elected to use the simplified method for estimating expected term as allowed by Staff Accounting Bulletin (“SAB”) 107, and extended by SAB 110. SAB 110 permits the use of the “simplified” method under certain conditions including a company’s inability to rely on historical exercise data. The Company will continue to use the simplified method until it has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options. The risk-free rate is indexed to the five-year Treasury note interest at the date of grant and expected forfeiture rate is based on its historical forfeiture information.

The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Years Ended March 31,
	2009	2008	2007

Employee Stock Option Plans
Expected term (in years)	6	6	6
Volatility	35%	42%	44%
Risk-free interest rate	3.2%	4.0%	4.7%
Expected dividend yield	0%	0%	0%
Weighted average fair value at date of grant	$4.62	$9.13	$8.30

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.5
Volatility	45%	43%	45%
Risk-free interest rate	2.5%	3.9%	5.1%
Expected dividend yield	0%	0%	0%

The fair value of each purchase right granted under the Company’s Purchase Plan during the year ended March 31, 2009, 2008, and 2007 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

The stock-based compensation expense related to SFAS 123R is as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
Cost of goods sold	$560	$457	$193
Research and development	592	533	203
Sales and marketing	1,498	1,312	684
General and administrative	2,995	2,489	1,124
	$5,645	$4,791	$2,204

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, approximately $8,000 in stock-based compensation expense related to SFAS 123R has been released from inventory at March 31, 2009. In the prior years, approximately $51,000 and $89,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory at March 31, 2008 and 2007, respectively.

As of March 31, 2009, there was approximately $9.5 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period 2.3 years.

Stock-based compensation expense recognized for the years ended March 31, 2008 and 2007 related to the amortization of deferred stock-based compensation was $163,000 and $213,000, respectively. The Company had fully recognized amortization of deferred stock-based compensation in the fourth quarter ended March 31, 2008.

Stock-based compensation expense recognized for the years ended March 31, 2008 and 2007 related to non-employee options was $4,000 and $157,000, respectively. All non-employee options are fully-vested as of March 31, 2008.

Total stock-based compensation expense included in results of operations is as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
Cost of goods sold	$560	$471	$218
Research and development	592	533	222
Sales and marketing	1,498	1,325	802
General and administrative	2,995	2,629	1,332
	$5,645	$4,958	$2,574

General stock option information

The following table sets forth the summary of option activity for the year ended March 31, 2009:

		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at March 31, 2008	3,656	$13.02
Options granted	702	$11.53
Options exercised	(83)	$9.01
Options forfeited	(192)	$15.84
Options expired	(65)	$13.69
Options outstanding at March 31, 2009	4,018	$12.69	7.3	$1,139

Options exercisable at March 31, 2009	2,450	$11.22	6.6	$1,134

The total aggregate intrinsic value of options exercised during the years ended March 31, 2009, 2008 and 2007 was $322,000, $3.5 million and $8.5 million, respectively. The closed market value per share of the Company’s common stock as of March 31, 2009 was $5.97 as reported by The NASDAQ Stock Market.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes information related to options outstanding and exercisable by exercise price at March 31, 2009 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$0.68 - $ 1.01	81	2.9	$0.81	81	$0.81
$1.15 - $ 1.15	98	4.8	$1.15	98	$1.15
$4.93 - $ 7.40	737	5.8	$5.67	726	$5.66
$8.62 - $12.63	1,249	7.8	$10.61	529	$10.07
$12.83 - $17.68	929	7.7	$15.19	580	$15.17
$17.74 - $20.24	485	8.2	$19.12	229	$19.00
$20.37 - $24.75	439	8.1	$22.81	207	$22.79
$0.68 - $24.75	4,018	7.3	$12.69	2,450	$11.22

The following table sets forth the summary of restricted stock units activity for the year ended March 31, 2009:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Non-vested restricted stock units at March 31, 2008	7	$-
Awarded	-	$-
Released	(3)	$-
Forfeited	-	$-
Non-vested restricted stock units at March 31, 2009	4	$-	0.3	$20

401(k) Savings Plan

The Company has a 401(k) income deferral plan (the “401(k) Plan”). Eligible participants may contribute up to 75% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. According to the terms of the 401(k) Plan, the Company may make discretionary matching contributions to the 401(k) Plan each year, allocable to all plan participants. The Company made no discretionary contributions during the years ended March 31, 2009, 2008 and 2007.

Note 13 — Defined Benefit Plan

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth summarized information on the defined benefit pension plan (in thousands):

	March 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$599	$334
Service cost	85	81
Interest cost	17	13
Participant contribution	62	64
Actuarial gain	(14)	54
Benefit payments	(176)	(48)
Transfers in and additional contributions	226	24
Plan amendments	109	-
Currency exchange rate changes	(81)	77
Benefit obligation at end of year	827	599

Change in plan assets:
Fair value of plan assets at beginning of year	517	294
Actual return on plan assets	36	23
Employer contributions	84	93
Participant contributions	62	64
Benefit payments	(176)	(48)
Transfers in and additional contributions	226	24
Currency exchange rate changes	(70)	67
Fair value of plan assets at end of year	679	517
Unfunded status at end of year	$148	$82

The net periodic pension cost for the Swiss pension plan for fiscal 2009 and 2008 was based on long-term asset rates of return of 3.20% and 3.5%, respectively. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

The following table presents selected pension plan information (in thousands):

	March 31,
	2009	2008

Projected benefit obligation	$827	$599
Accumulated benefit obligation	$756	$544
Fair value of plan assets	$679	$517

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the components of net periodic benefit cost for the pension plan is as follows (in thousands):

	Years Ended March 31,
	2009	2008

Components of net periodic benefit cost:
Service cost	$85	$81
Interest cost	17	13
Expected return on plan assets	(14)	(11)
Net periodic benefit cost	88	83

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Actuarial gain	(36)	42
Plan amendments	109	-
Total recognized in other comprehensive income	73	42
Total recognized in net periodic benefit cost and other comprehensive income	$161	$125

At March 31, 2009 and 2008, the assets of the plans are held in trust and allocated as follows:

	2009	2008
Equity securities	5%	16%
Debt securities	9%	13%
Cash and cash equivalents	9%	3%
Fixed interests	63%	55%
Investment in participations and associated companies	1%	1%
Real estate	11%	11%
Other investments	2%	1%

The Company may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Company are not expected to exceed deductible limits in accordance with Switzerland tax regulations.

The benefits expected to be paid out are as follows (in thousands):

For Years Ending March 31,	Pension Plan
Benefit
2010	$62
2011	$62
2012	$63
2013	$62
2014	$62
Thereafter	$292

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14 — Segments

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations, were as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
United States	$39,007	$33,753	$28,868
Japan	9,319	6,250	8,661
United Kingdom	7,531	9,100	6,448
Rest of the world	22,339	20,110	14,818
	$78,196	$69,213	$58,795

The Company’s long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows (in thousands):

	March 31,
	2009	2008
United States	$6,691	$4,907
United Kingdom	69	124
Rest of the world	222	254
	$6,982	$5,285

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. The Company has determined it operates in four business segments, the Americas, Europe (excluding the United Kingdom), the United Kingdom and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. In previous years, the Company’s Europe (excluding the United Kingdom) and the United Kingdom segments were aggregated as a single business segment. Previous year information in the tables that follow has been restated to conform to the current year classification.

Revenues and gross profit for these segments were as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
Revenues:
Americas	$44,067	$37,565	$31,618
Europe (excluding the United Kingdom)	15,930	15,095	11,226
United Kingdom	7,531	9,100	6,448
Asia Pacific	10,668	7,453	9,503
	$78,196	$69,213	$58,795
Gross Profit:
Americas	$32,952	$29,621	$25,426
Europe (excluding the United Kingdom)	11,047	10,552	7,310
United Kingdom	5,957	7,012	4,638
Asia Pacific	7,393	4,727	6,060
	$57,349	$51,912	$43,434

Total assets by operating segments at March 31, 2009 and 2008 were as follows (in thousands):

	March 31,
	2009	2008
Americas	$43,537	$52,043
Europe (excluding the United Kingdom)	8,739	7,265
United Kingdom	9,230	13,024
	$61,506	$72,332

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 — Subsequent Events

On May 20, 2009, the Company amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on the Company’s financial forecast for fiscal 2010.

Note 16 — Quarterly Financial Information (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended March 31, 2009. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
2009:
Revenues	$18,324	$20,792	$18,322	$20,758
Gross profit	$13,731	$15,178	$13,545	$14,895
Net income (loss) attributable to common stockholders	$(6,602)	$(2,736)	$(2,292)	$576
Net income (loss) per share attributable to common stockholders basic and diluted	$(0.42)	$(0.17)	$(0.15)	$0.04

2008:
Revenues	$16,790	$14,362	$18,343	$19,718
Gross profit	$13,055	$11,211	$13,294	$14,352
Net loss attributable to common stockholders	$(1,393)	$(3,012)	$(5,704)	$(6,151)
Net loss per share attributable to common stockholders basic and diluted	$(0.09)	$(0.20)	$(0.37)	$(0.40)

2007:
Revenues	$12,683	$14,527	$15,544	$16,041
Gross profit	$9,421	$10,633	$11,352	$12,028
Net loss attributable to common stockholders	$(2,959)	$(151)	$(1,002)	$(1,371)
Net loss per share attributable to common stockholders basic and diluted	$(0.21)	$(0.01)	$(0.07)	$(0.09)

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our evaluation utilizing the criteria set forth in Internal Control — Integrated Framework issued by COSO, our management (including our CEO and CFO) concluded that our internal control over financial reporting was effective as of March 31, 2009. Our assessment of the effectiveness of internal control over financial reporting as of March 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included at “Item 8 – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of our fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2009 Annual Meeting of Stockholders

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2009

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

Date: June 10, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JOHN T. KILCOYNE	Chairman and Chief Executive Officer	June 10, 2009
John T. Kilcoyne	(Principal Executive Officer)

/s/ GORDON T. SANGSTER	Chief Financial Officer	June 10, 2009
Gordon T. Sangster	(Principal Financial and Accounting Officer)

/s/ MICHAEL EAGLE	Director	June 10, 2009
Michael Eagle

/s/ MICHAEL R. HENSON	Director	June 10, 2009
Michael R. Henson

/s/ FRED HOLUBOW	Director	June 10, 2009
Fred Holubow

/s/ L. NELSON HOPKINS	Director	June 10, 2009
L. Nelson Hopkins, M.D.

/s/ FRANCIS J. SHAMMO	Director	June 10, 2009
Francis J. Shammo

/s/ JEFFREY H. THIEL	Director	June 10, 2009
Jeffrey H. Thiel

/s/ GREGORY H. WOLF	Director	June 10, 2009
Gregory H. Wolf

Schedule II – Valuation and Qualifying Accounts

	Balance At	Additions/
	Beginning	Charged to		Balance at
	of Year	Expenses	Deduction	End of Year
Allowance for Doubtful Accounts	(In thousands)
Year Ended March 31, 2009	$95	$49	$(25)	$119
Year Ended March 31, 2008	$234	$(145)	$6	$95
Year Ended March 31, 2007	$317	$(84)	$1	$234

Valuation Allowance - Deferred Tax Assets
Year Ended March 31, 2009	$21,419	$2,277	$-	$23,696
Year Ended March 31, 2008	$17,750	$3,669	$-	$21,419
Year Ended March 31, 2007	$16,078	$1,936	$(264)	$17,750

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.1*	1996 Stock Option Plan (Filed as Exhibit 10.1 of Form S-1, and incorporated herein by reference)
10.2*	1998 Stock Plan (Filed as Exhibit 10.2 of Form S-1, and incorporated herein by reference)
10.3*
2005 Equity Incentive Plan (Filed as Exhibit 10.3 of Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on May 23, 2005 (Registration No. 333-123154) (“Amendment No. 4”), and incorporated herein by reference)

10.4*
2005 Equity Incentive Plan — Form of Incentive Stock Option Agreement for Executive Officers and Directors (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005, and incorporated herein by reference)

10.5*
2005 Equity Incentive Plan — Form of Nonstatutory Stock Option Agreement for Executive Officers and Directors (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2005, and incorporated herein by reference)

10.6*
2005 Employee Stock Purchase Plan, as amended (Filed as Exhibit 10.4 of Amendment No. 6 to the Company’s Registration Statement on Form S-1 filed on June 13, 2005 (Registration No. 333-123154) (“Amendment No. 6”), and incorporated herein by reference)

10.7*	Letter Agreement dated November 15, 2004 with John R. Kilcoyne (Filed as Exhibit 10.7 of Form S-1, and incorporated herein by reference)
10.8*	Letter Agreement dated November 5, 2003 with Robert A. Stern (Filed as Exhibit 10.8 of Form S-1, and incorporated herein by reference)
10.9*	Letter Agreement dated June 12, 1998 with Tom M. Holdych (Filed as Exhibit 10.9 of Form S-1, and incorporated herein by reference)
10.10*	Letter Agreement dated May 23, 2003 with Edward F. Ruppel, Jr. (Filed as Exhibit 10.10 of Form S-1, and incorporated herein by reference)
10.11*	Letter Agreement dated October 25, 2004 with Eckhard H. Reitz (Filed as Exhibit 10.13 of Form S-1, and incorporated herein by reference)
10.12*	Letter Agreement dated February 16, 2005 with Robert C. Colloton (Filed as Exhibit 10.23 of Amendment No. 6, and incorporated herein by reference)
10.13
Office Lease dated June 6, 2005 between the Registrant and WW/LJ GATEWAYS LTD., a California limited partnership, for office space located at 821 Fox Lane in San Jose, California (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 5, 2005, and incorporated herein by reference)

10.14†
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

10.16†
License Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)

10.17†
Contract Manufacturing Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)

10.18†
Agreement for Sharing Development Costs, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)

10.19†
Support Services Agreement, effective July 1, 2005, between Micrus Endovascular Corporation and Micrus Endovascular SA (Filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)

10.20†
Technology Transfer Agreement, effective July 28, 2005, between Micrus Endovascular Corporation and Vascular FX (Filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005, and incorporated herein by reference)

Exhibit Number	Description
10.21†
License, Development and Distribution Agreement, effective January 6, 2006, between Micrus Endovascular Corporation and Biotronik AG (Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on June 16, 2006 and incorporated herein by reference)

10.22	Form of Director and Executive Officer Indemnification Agreement (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2007)
10.23*	Amended and Restated Employee Cash Bonus Plan with respect to Executive Officers (Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2007)
10.24†
Amendment No. 1 to Distribution Agreement, dated September 20, 2007, between Micrus Endovascular Corporation and Goodman Co., Ltd. (Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007)

10.25†
Distribution Agreement, dated July 31, 2007, between Micrus Endovascular Corporation and Beijing Tianxinfu Medical Appliance Co. Ltd. (Filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2007)

10.26†
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

10.27*	Letter Agreement dated November 12, 2007 with Gordon Sangster (Filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q filed on February 11, 2008)
10.28*	Form of Acceleration Agreement (Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 29, 2008, and incorporated herein by reference)
10.29*	New Product Bonus Incentive Program (Filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on June 12, 2008)
10.30†
Settlement and License Agreement, dated September 22, 2008, between Micrus Endovascular Corporation, Boston Scientific Corp. and Target Therapeutics, Inc. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008)

10.31†
Settlement and Release Agreement, dated September 22, 2008, between Micrus Endovascular Corporation and the Regents of the University of California (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008)

10.32
Credit Agreement, dated November 5, 2008, between Micrus Endovascular Corporation and Wells Fargo Bank, National Association (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008)

10.33
First Amendment to Credit Agreement, dated February 3, 2009, between Micrus Endovascular Corporation and Wells Fargo Bank, National Association (Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 9, 2009)

10.34
Amendment to Offer Letter, dated December 15, 2008, between Micrus Endovascular Corporation and John R. Kilcoyne (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2009)

10.35
Amendment to Offer Letter, dated December 15, 2008, between Micrus Endovascular Corporation and Robert A. Stern (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2009)

10.36
Amendment to Offer Letter, dated December 15, 2008, between Micrus Endovascular Corporation and Carolyn M. Bruguera (Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2009)

10.37
Amendment to Offer Letter, dated December 12, 2008, between Micrus Endovascular Corporation and Robert C. Colloton (Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2009)

10.38#*	Bonus Program with respect to Executive Officers
10.39#*	Amended and Restated 2005 Equity Incentive Plan
10.40#*	First Amendment to Technology Transfer Agreement dated January 28, 2009, between Micrus Endovascular Corporation and Vascular FX, LLC, a Delaware limited liability company
21.1#	List of Subsidiaries
23.1#	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1#	Powers of Attorney (appears on the signature page of this form)
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________

#	Filed herewith.

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

†
Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.