Form 10-Q
period 2009-06-30
MICRUS ENDOVASCULAR CORP
filed 2009-08-07
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ____________

Micrus Endovascular Corporation
(Exact name of registrant as specified in its charter)

Delaware	000-51323	23-2853441
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation)		Identification No.)

821 Fox Lane, San Jose, California	95131
(Address of principal executive offices)	(Zip Code)

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

As of August 3, 2009, there were 15,844,700 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$19,369	$17,050
Restricted cash	138	-
Accounts receivable, net of allowance for doubtful accounts
of $124 and $119 at June 30, 2009 and March 31, 2009, respectively	11,988	12,205
Inventories	12,137	11,857
Prepaid expenses and other current assets	1,161	1,237
Total current assets	44,793	42,349
Property and equipment, net	6,590	6,982
Goodwill	7,859	6,762
Intangible assets, net	4,428	4,684
Deferred tax assets	159	260
Other assets	475	469
Total assets	$64,304	$61,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,774	$2,138
Accrued payroll and other related expenses	4,087	5,515
Short-term borrowings	2,500	2,500
Accrued liabilities	7,694	7,877
Total current liabilities	16,055	18,030
Other non-current liabilities	622	902
Total liabilities	16,677	18,932
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value;
Authorized: 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 15,844,344 shares and 15,820,369 shares
at June 30, 2009 and March 31, 2009, respectively	158	158
Additional paid-in capital	129,082	127,121
Accumulated other comprehensive loss	(1,461)	(2,289)
Accumulated deficit	(80,152)	(82,416)
Total stockholders' equity	47,627	42,574
Total liabilities and stockholders' equity	$64,304	$61,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2009	2008
Revenues	$21,223	$18,324
Cost of goods sold	5,564	4,593
Gross profit	15,659	13,731
Operating expenses:
Research and development	2,214	2,973
Sales and marketing	6,216	8,118
General and administrative	5,266	9,562
Total operating expenses	13,696	20,653
Income (loss) from operations	1,963	(6,922)
Interest income	16	110
Interest expense	(36)	(4)
Other income (expense), net	769	(2)
Income (loss) before income taxes	2,712	(6,818)
Provision (benefit) for income taxes	448	(216)
Net income (loss)	$2,264	$(6,602)
Net income (loss) per share
Basic	$0.14	$(0.42)
Diluted	$0.14	$(0.42)
Weighted-average number of shares used in per share calculations:
Basic	15,830	15,621
Diluted	16,140	15,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,264	$(6,602)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
in operating activities:
Depreciation and amortization	742	806
Provision for doubtful accounts	2	3
Loss on disposal of equipment	45	-
Provision for excess and obsolete inventories	327	30
Unremitted issuance of stock for tentative settlement of patent litigation	-	1,650
Stock-based compensation	1,868	1,549
Deferred income taxes	135	(217)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	638	1,684
Inventories	(282)	(255)
Prepaid expenses and other current assets	98	386
Other assets	5	122
Accounts payable	(408)	369
Accrued payroll and other related expenses	(1,480)	(3,362)
Accrued liabilities	611	549
Other non-current liabilities	(297)	(1,003)
Net cash provided by (used in) operating activities	4,268	(4,291)

Cash flows from investing activities:
Restricted cash in connection with forward contracts	(135)	-
Acquisition of property and equipment	(39)	(843)
Earn-out payment in connection with acquisition of VasCon, LLC	(882)	(378)
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	-	(3,454)
Net cash used in investing activities	(1,056)	(4,675)

Cash flows from financing activities:
Proceeds from exercise of stock options	19	302
Net cash provided by financing activities	19	302

Effect of foreign exchange rate changes on cash	(912)	55
Net increase (decrease) in cash and cash equivalents	3,231	(8,664)
Cash and cash equivalents at beginning of period	17,050	25,526
Cash and cash equivalents at end of period	$19,369	$16,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Formation and Business of the Company

Micrus Endovascular Corporation (the “Company”) was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. The Company’s products are used by interventional neuroradiologists, interventional neurologists, and endovascular neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis, which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.

Interim unaudited financial information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring and out of period adjustments) considered necessary for a fair presentation of the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 which was filed with the SEC on June 11, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at March 31, 2009 was derived from audited financial statements, but does not include all disclosures required by GAAP.

The results of operations for the interim period ended June 30, 2009 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2010, or any future period.

Liquidity

On a cumulative basis, the Company has incurred net losses since its inception. While the Company has been profitable in the two most recent quarters, there are no assurances that the Company will continue to be profitable in the foreseeable future. Management believes that the Company’s current cash position as of June 30, 2009 and the cash expected to be generated from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through the fiscal year ending March 31, 2010. To the extent that existing cash and cash generated from operations are insufficient to fund its future activities, the Company would seek to borrow funds under the credit facility. However, given that certain financial and other covenants of the Credit Agreement (see Note 5 - Line of Credit) are required to be met, these funds may not be available to the Company at such time. Accordingly, the Company may need to reduce discretionary spending and raise additional funds through public or private equity or debt financing. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve covenants that would restrict the Company. Additional funds may not be available on terms favorable to the Company or at all. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company believes that it will be able to maintain compliance with the debt covenants of the Credit Agreement through the fiscal year ending March 31, 2010.

Note 2 — Summary of Significant Accounting Policies

The Company’s significant accounting policies are fully described in Note 2 to the Consolidated Financial Statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended March 31, 2009, as filed with the SEC on June 11, 2009.

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

Restricted cash

As of June 30, 2009, the Company had a restricted cash balance of 150,000 Swiss francs, or approximately 138,000 U.S. dollars, in connection with the pledged asset requirement for foreign currency forward contracts with UBS AG.

Out of period adjustments

For the three months ended June 30, 2009, the Company recorded adjustments to cost of goods sold, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock-based compensation expense that were not appropriately recorded in prior periods. The net adjustments resulted in the Company reporting $281,000 in additional pre-tax expenses. These adjustments reduced earnings per share by $0.02 for the three months ended June 30, 2009. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 interim or full year consolidated financial statements nor are they expected to be material to full year fiscal 2010 results.

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

Revenue recognition – sales made to Latin American distributors

Sales to the Company’s Latin American distributors are made according to similar contractual terms as sales to other distributors. However, due to historically longer delays in receiving payments and a higher level of write-offs relating to our Latin American distributors, the Company had concluded that through March 31, 2008 collectibility was not reasonably assured at the time that the distributor took title to the inventory. Accordingly, the Company had recognized revenues from its sales to Latin American distributors when cash was collected. The Company has evaluated its experience with its Latin American distributors and has concluded that collectibility is now reasonably assured upon shipment, and began recognizing revenue upon shipment to these distributors beginning in the quarter ended June 30, 2008. Revenues recognized upon shipment to the Company’s Latin American distributors were $0.6 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively. Additionally, the deferred revenue balance at March 31, 2008 of $0.7 million for these distributors and the related cost of goods sold of $273,000 that had been deferred were recognized as revenue and cost of goods sold, respectively, in the three months ended June 30, 2008.

Product warranty

Once a sale has occurred, the customer has no right of return and the Company provides its customers with limited warranty rights. To date, product returns under warranty have not been significant. The warranty accrual as of June 30, 2009 and March 31, 2009 was insignificant to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was insignificant to the Company’s results of operations and cash flows.

Foreign currency transactions

Other income (expense), net, includes foreign currency gains or losses related to a loan with the Company’s Swiss subsidiary, and currency gains or losses resulting from differences in exchange rates between the time of recording of the transaction and the cash settlement of foreign currency denominated receivables and payables. The Company recorded currency gains for the three months ended June 30, 2009 and 2008 of $0.8 million and $6,000, respectively.

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Accumulated other comprehensive loss as of June 30, 2009 and March 31, 2009 was comprised of foreign currency translation adjustments and Swiss pension plan benefit adjustment. Total comprehensive income (loss) for the three months ended June 30, 2009 and 2008 was $3.1 million and ($6.7 million), respectively. This included other comprehensive income (loss) of $0.9 million and ($78,000), respectively, related to foreign currency translation adjustments.

Net income (loss) per share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including stock options, employee stock purchase plan shares and restricted stock units.

Anti-dilutive securities

The following outstanding stock options, restricted stock units and employee stock purchase plan shares were excluded from the computation of diluted net income (loss) per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2009	2008
Shares issuable upon exercise of common stock options	3,584	4,095
Shares issuable upon settlement of restricted stock units	-	4
Shares issuable under employee stock purchase plan	51	36
	3,635	4,135

Stock-based compensation

The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan which enables employees to purchase the Company’s common stock.

On April 1, 2006, the Company adopted the provision of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of transition, under which prior periods were not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date is recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

Recent accounting pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers´ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement No. 132(R), “Employers´ Disclosures about Pensions and Other Postretirement Benefit” (FAS132(R)). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 2009. The Company does not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted three FSPs that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” changes existing accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” increases the frequency of fair value disclosures.

These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs did not have any impact on the Company’s consolidated financial position, results of operations and cash flows.

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events.” The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued. It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s consolidated financial position, results of operations and cash flows.

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

During the quarter ended June 30, 2009, the Company entered into foreign currency forward contracts to buy U.S. dollars at fixed intervals in the retail market in an over-the-counter environment. As of June 30, 2009, the Company had foreign currency forward contracts to sell 300,000 euros in exchange for approximately $415,000 U.S. dollars maturing in July through August 2009. The counterparty to these contracts is UBS AG. The Company’s foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment. The Company recorded the fair value of the contracts in accrued liabilities on its consolidated balance sheet as of June 30, 2009. The Company recorded a net realized loss of approximately $5,000 for the three months ended June 30, 2009.

The Swiss pension plan unfunded benefit obligation is classified within Level 3 since there is no observable market for the asset or liability.

The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$12,254	$-	$-	$12,254

Liabilities:
Foreign currency forward contracts	$-	$6	$-	$6
Swiss pension plan unfunded benefit obligation	-	-	157	157
	$-	$6	$157	$163

The following table summarizes the change in fair value of Level 3 financial liabilities (in thousands):

Level 3
Fair value at beginning of fiscal year	$148
Change due to foreign currency translation	9
Fair value at end of period	$157

Note 4 — Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Raw materials	$2,167	$1,918
Work-in-progress	2,133	1,968
Finished goods	2,129	2,741
Consigned inventory	5,708	5,230
	$12,137	$11,857

Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until purchased by the customer, generally when used in a medical procedure.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Computer equipment and software	$1,689	$1,955
Furniture, fixtures and equipment	7,324	7,542
Leasehold improvements	2,141	2,132
Construction in progress	199	108
Total cost	11,353	11,737
Less accumulated depreciation and amortization	(4,763)	(4,755)
	$6,590	$6,982

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Balance at beginning of fiscal year	$6,762	$8,549
Addition related to earn-out payment in connection with acquisition of Neurologic	-	457
Foreign currency translation	1,097	(2,244)
Balance at end of period	$7,859	$6,762

All of the Company’s goodwill has been allocated to the United Kingdom reporting unit.

Intangible assets, net

Intangible assets, net, consisted of the following (in thousands):

		Gross Carrying Amount			Accumulated Amortization				Net
	Useful Life	March 31,	Foreign currency	June 30,	March 31,	(Additions)	Foreign currency	June 30,	June 30,	March 31,
	(Years)	2009	translation	2009	2009		translation	2009	2009	2009
Existing process technology	7	$4,590	$-	$4,590	$(1,530)	$(164)	$-	$(1,694)	$2,896	$3,060
Distribution agreements	5	1,558	252	1,810	(1,278)	(51)	(212)	(1,541)	269	280
Capitalized license fee	7	1,565	-	1,565	(559)	(56)	-	(615)	950	1,006
Patents - microcoil	10	1,100	-	1,100	(990)	(27)	-	(1,017)	83	110
Non-compete agreements	6	444	71	515	(325)	(13)	(53)	(391)	124	119
Customer relationships	5	609	100	709	(500)	(20)	(83)	(603)	106	109
		$9,866	$423	$10,289	$(5,182)	$(331)	$(348)	$(5,861)	$4,428	$4,684

Amortization of intangible assets included in the Company’s results of operations is as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Cost of goods sold	$220	$220
Operating expenses	111	217
	$331	$437

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ending March 31,	Amortization
2010 (remaining 9 months)	$1,014
2011	1,080
2012	906
2013	879
2014	549
$4,428

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Accrued bonuses	$524	$1,437
Accrued salaries	616	1,106
Accrued vacation	2,159	2,000
Accrued commissions	456	544
Accrued payroll taxes	332	428
	$4,087	$5,515

Accrued liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Deferred gain from Merit transaction	$1,866	$1,866
Milestone payments to The Cleveland Clinic	1,500	1,500
Sales tax and VAT payable	959	876
Contingent purchase price	336	-
Raw material inventory receipts not invoiced	335	363
Professional fees	316	277
Accrued travel and entertainment	286	270
Accrued employee stock purchase plan contributions	259	116
Income taxes payable	232	-
Deferred revenue from Goodman Co., Ltd. distribution agreement	113	113
Earn-out payment in connection with acquisition of VasCon	-	886
Other	1,492	1,610
	$7,694	$7,877

On January 31, 2008, the Company entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit Medical Systems, Inc. (“Merit”) pursuant to which the Company sold its non-neurological cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by the Company in November 2006 in connection with its purchase of VasCon, LLC (“VasCon”). Pursuant to the Merit Agreement, the Company received an up-front payment of $1.5 million and received an additional payment of $1.5 million in December 2008 upon the completion of its obligation to help Merit build a production line for coronary guide catheters and get it fully operational. Though certain elements of this transaction (namely the acquired assets and licensing rights, and the production line assistance for coronary guide catheters) have been delivered as of June 30, 2009, the Company is still obligated to deliver the regulatory documentation and production line assistance for the peripheral guiding sheaths and/or cardiovascular microcatheters. The Company anticipates that the remaining obligations will be completed in the second quarter of fiscal 2010. Because the Company lacks the ability to separate the multiple obligations of this transaction, the up-front payment of $1.5 million and the additional payment of $1.5 million, net of direct and incremental costs incurred and the net book value of assets transferred to Merit, have been deferred until such time as all obligations of the transaction are delivered. The deferred gain from the Merit transaction of $1.9 million has been included in accrued liabilities at June 30, 2009.

The Company is required to pay The Cleveland Clinic Foundation (“The Cleveland Clinic”) up to $5.0 million in payments upon the achievement of certain milestones set forth in the Stock Purchase Agreement with The Cleveland Clinic dated October 26, 2007 (the “ReVasc Agreement”), with minimum milestone payments of at least $2.0 million to The Cleveland Clinic upon the earlier of achieving the milestones or October 26, 2010. The first milestone payment in the amount of $500,000 was paid in March 2008. The remaining minimum milestone payments totalling $1.5 million are included in accrued liabilities at June 30, 2009.

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2009	2009
Swiss pension plan unfunded benefit obligation	$157	$148
Income taxes payable	149	74
Deferred revenue from Goodman Co., Ltd. distribution agreement	141	169
Contingent purchase price	-	332
Other non-current liabilities	175	179
	$622	$902

Note 5— Line of Credit

On November 5, 2008, the Company entered into a credit agreement with Wells Fargo Bank to provide the Company with a revolving line of credit (the “Credit Agreement”). The Credit Agreement provides for maximum borrowings in an amount up to $15.0 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. Borrowings are collateralized by a first priority security interest in all of the Company’s assets (except for certain permitted liens that are senior to Wells Fargo Bank’s security interest).

At the Company’s option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The interest rate on the borrowings as of June 30, 2009 was 4.9%. The Credit Agreement requires that the Company comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) a minimum modified quick ratio and (ii) a minimum profitability, excluding certain non-cash items.

On May 20, 2009, the Company amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on the Company’s financial forecast for fiscal 2010. The Company has the ability and the intent to repay the outstanding borrowings of $2.5 million during the fiscal year ending March 31, 2010. Accordingly, the outstanding borrowings of $2.5 million have been classified as a short-term liability.

At June 30, 2009, the Company had outstanding borrowings of $2.5 million under the line of credit, and was in compliance with all covenants of the Credit Agreement.

Note 6 — Income Taxes

The Company recorded an income tax expense of approximately $448,000 on operating profits for the first quarter of fiscal 2010.

As of March 31, 2009, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $40.5 million, $30.5 million and $4.6 million, respectively, that are available to reduce future taxable income. The federal NOLs will expire at various dates beginning in 2012, and the state and foreign NOLs will expire beginning in 2013. The Company also has federal and state tax research and development credit carryforwards of approximately $1.3 million each. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. The Company has recorded a full valuation allowance against its U.S. federal and state gross deferred tax assets, as the Company's history of losses and all other evidence available to provide uncertainty as to whether it is more likely than not that its U.S. federal and state gross deferred tax assets will be realized.

Since the adoption of FIN 48, the Company has recognized a $436,000 increase in its unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. At June 30, 2009, the Company had $19,000 of accrued interest or penalties related to tax contingencies.

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

Litigation

The Company is from time to time subject to various lawsuits. The Company does not believe that it is probable that resolution of pending claims or litigation will have a material adverse effect on the Company’s condensed consolidated financial statements; however, the outcome of claims or litigation is inherently uncertain.

Note 8 — Stock-based Compensation

Stock options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of June 30, 2009, the Company has three stock option plans: the 1996 Stock Option Plan (the “1996 Plan”), the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1996 Plan or the 1998 Plan.

As of June 30, 2009, there were no outstanding options under the 1996 Plan and 1,024,359 outstanding options under the 1998 Plan. As of June 30, 2009, there were 4,926,895 remaining shares reserved for issuance under the 2005 Plan, of which 1,476,616 were available for grant and 3,450,279 shares were subject to outstanding options. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.

2005 Employee stock purchase plan

The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s initial public offering. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of June 30, 2009, there were 781,062 shares reserved for issuance under the Purchase Plan.

Stock-based compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three Months Ended June 30,
	2009	2008
Employee Stock Option Plans
Expected term (in years)	6	6
Volatility	44%	35%
Risk-free interest rate	2.6%	3.3%
Expected dividend yield	0%	0%
Weighted-average fair value at date of grant	$3.91	$4.52

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5
Volatility	83%	49%
Risk-free interest rate	0.6%	3.0%
Expected dividend yield	0%	0%

The fair value of each purchase right granted under the Company’s Purchase Plan during the three months ended June 30, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

The stock-based compensation expense related to SFAS 123R and included in the results of operations is as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Cost of goods sold	$131	$117
Research and development	242	169
Sales and marketing	509	441
General and administrative	986	822
	$1,868	$1,549

For the three months ended June 30, 2009, the Company recorded additional stock-based compensation expense of approximately $406,000 that was not appropriately recorded in prior period (see Note 2 – Summary of Significant Accounting Policies (Out of Period Adjustments)).

Additionally, approximately $55,000 and $178,000 in stock-based compensation expense related to SFAS 123R has been capitalized in inventory for the three months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, there was approximately $10.1 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted-average amortization period of 2.50 years for employee stock options. Additionally, there was approximately $86,000 of unamortized stock-based compensation expense related to employee stock purchase plan with an estimated weighted-average amortization period of 0.25 year.

General stock option information

The following table sets forth the summary of stock options activity for the three months ended June 30, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at March 31, 2009	4,018	$12.69
Options granted	527	$8.62
Options exercised	(22)	$0.89
Options forfeited	(46)	$16.52
Options expired	(3)	$20.48
Options outstanding at June 30, 2009	4,474	$12.23	7.4	$4,095

Options exercisable at June 30, 2009	2,713	$11.53	6.5	$3,793

The total aggregate intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $163,000 and $90,000, respectively. The closing market value per share of the Company’s common stock as of June 30, 2009 was $9.04 per share as reported by The NASDAQ Stock Market.

The following table sets forth the summary of restricted stock units activity for the three months ended June 30, 2009:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Non-vested restricted stock units at March 31, 2009	4	$-
Awarded	-	$-
Released	(4)	$-
Forfeited	-	$-
Non-vested restricted stock units at June 30, 2009	-	$-	0.0	$-

 Note 9 — Segment and Geographic Information

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
United States	$10,083	$8,696
Japan	3,364	1,874
United Kingdom	1,754	1,943
Rest of the world	6,022	5,811
	$21,223	$18,324

The Company’s long lived assets, excluding goodwill and intangible assets, by geographic area were as follows (in thousands):

	June 30,	March 31,
	2009	2009
United States	$6,291	$6,691
United Kingdom	75	69
Rest of the world	224	222
	$6,590	$6,982

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which are primarily based on geographic location. The Company has determined it operates in three business segments: the Americas, Europe and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Prior to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, the Company’s Europe (excluding the United Kingdom) and the United Kingdom reporting units were segregated as two business segments. Prior year information in the tables that follow have been restated to conform with the current year classification.

Revenues and gross profit for these segments were as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Revenues:
Americas	$11,156	$10,533
Europe	6,362	5,645
Asia Pacific	3,705	2,146
	$21,223	$18,324
Gross Profit:
Americas	$8,610	$8,141
Europe	4,507	4,203
Asia Pacific	2,542	1,387
	$15,659	$13,731

The Company’s total assets by operating segment were as follows (in thousands):

	June 30,	March 31,
	2009	2009
Americas	$44,766	$43,537
Europe	19,538	17,969
	$64,304	$61,506

Note 10 — Subsequent Event

The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the interim financial statements for the three months ended June 30, 2009 were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report, and with other factors described from time to time in our other filings with the SEC. In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements as defined in Section 27.A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “continues,” “plans,” “believes,” “projects,” “should,” “could,” “would,” “intends” or statements concerning “potential” or “opportunity,” and any variations thereof, comparable terminology or the negative thereof. Actual results and the timing of events may differ materially from those contained in the forward-looking statements due to a number of factors, including those discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Quarterly Report to reflect actual results or future events or circumstances.

Overview

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and endovascular neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe that our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils anatomically conform and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease including microcatheters, balloon catheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists, interventional neurologists and endovascular neurosurgeons, and by entering new geographic territories in Asia Pacific where we commenced selling our products in Japan through our distribution partner, Goodman, Co., Ltd. (“Goodman”), in March 2006. We also plan to market our products in China upon receiving regulatory and reimbursement approvals.

Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products, and accessories for use with our microcoils, which accounted for approximately 5% and 4% of our revenues in the first quarter of fiscal 2010 and 2009, respectively. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia Pacific. Our products are shipped primarily from our facilities in the United States and a logistics facility in the Netherlands, to either hospitals or distributors.  Revenue is generally recognized upon shipment after the receipt of a purchase order. In arrangements which specify the title transfer upon delivery, revenue is not recognized until the product is delivered. In select hospitals, our products are held on consignment, and remain on site, free of charge until used. In the case of consigned goods, revenue is recognized when a replenishment order is made.

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

Our product development efforts are primarily focused on expanding our product offerings for the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched nine new products in the last 24 months, including microcoils, stents, microcatheters and guidewires. During fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices, such as coils, stents and balloons, to the aneurysm. We intend to continue to pursue this non-embolic product line expansion with the goal of increasing our revenue opportunity per procedure. We also launched Cerecyte® and stretch resistant versions of our DeltaPaq™ microcoil system for the treatment of cerebral aneurysms. Our DeltaPaq™ microcoil system is designed to enable physicians to achieve greater coil packing density within the aneurysm which may reduce the rate of recanalization and the need for re-treatment. The DeltaPaq™ microcoil system supplements our framing and finishing coils in the filling segment of the coil market.

Additionally, we launched the PHAROS™ Vitesse™ intracranial stent for commercial distribution in the European Union and all other countries recognizing the CE Mark. The PHAROS™ Vitesse™ is our second generation balloon-expandable stent for intracranial ischemic stenosis and wide-neck aneurysm treatment. We have received from the U.S. Food and Drug Administration (“FDA”) conditional approval of our investigational device exemption for the PHAROS™ Vitesse Intracranial Stent Study for Ischemic Therapy (“VISSIT”) study. The VISSIT study is the first industry-sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China. In the third quarter of fiscal 2010, we plan to launch the DeltaPlush™ microcoil which has been designed to be our softest finishing coil, enabling more efficient and safe aneurysm treatment. The DeltaPlush™ microcoil combines our exclusive Delta Wind™ technology with our softest platinum wire. The result is a microcoil with the softness and flexibility to find and fill empty gaps and open spaces, helping to provide superior finishing at the aneurysm neck. It is available in bare platinum and Cerecyte®. Later in the fiscal year we expect to introduce our family of Ascent™ balloon catheters, which will be used to assist interventionalists when delivering coils for the treatment of aneurysms.

We intend to continue to expand our direct sales force in North America, Europe and Asia Pacific as necessary and further increase our presence in the Asia Pacific markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and in July 2008, we received regulatory approval to sell our Cerecyte® microcoils in Japan. We recorded product sales to Goodman of $3.4 million in the first quarter of fiscal 2010 and $9.3 million, $6.3 million and $8.7 million in fiscal 2009, 2008 and 2007, respectively. We plan to begin selling our products in China upon receiving regulatory and reimbursement approvals. The timing of these approvals is uncertain.  We did not recognize revenues from sales in China during the first quarter of fiscal 2010 and we may not recognize revenues from China this fiscal year.

We have incurred annual net losses since our inception, including net losses of $11.1 million, $16.3 million, and $5.5 million in fiscal 2009, 2008, and 2007, respectively. However, in the fourth quarter of fiscal 2009 we achieved our first profitable quarter with $0.6 million of net income and in the first quarter of fiscal 2010 we reported our second profitable quarter with $2.3 million of net income, which we achieved as result of our continued revenue growth and expense management. We expect to achieve profitability for the full year in fiscal 2010. There is no assurance that we will continue to be profitable in the foreseeable future as we expand our research and development, manufacturing, and sales activities and expand geographically. As of June 30, 2009, we had an accumulated deficit of $80.2 million.

As of June 30, 2009, we had cash and cash equivalents of $19.4 million. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements through the fiscal year ending March 31, 2010. We have a revolving line of credit with Wells Fargo Bank that provides for maximum borrowings of $15.0 million with a maturity date of August 1, 2010, amended as of May 20, 2009. As of June 30, 2009, Micrus had outstanding borrowings of $2.5 million under the line of credit, unchanged from March 31, 2009.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
Consolidated Statements of Operations Data:
Revenues	100%		100%
Cost of goods sold	26%		25%
Gross profit	74%		75%
Operating expenses:
Research and development	11%		17%
Sales and marketing	29%		44%
General and administrative	25%		52%
Total operating expenses	65%		113%
Income (loss) from operations	9%		(38	) %
Interest income	0%		1%
Interest expense	(0	) %	0%
Other income (expense), net	4%		0%
Income (loss) before income taxes	13%		(37	) %
Provision (benefit) for income taxes	2%		(1	) %
Net income (loss)	11%		(36	) %

Three Months Ended June 30, 2009 and 2008

Revenues

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Americas	$11,156	$10,533	$623	6%
Europe	6,362	5,645	717	13%
Asia Pacific	3,705	2,146	1,559	73%
	$21,223	$18,324	$2,899	16%

Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. Our total revenues in the first quarter of fiscal 2010 increased as compared with the first quarter of fiscal 2009. This increase was primarily due to an increase in the number of microcoil products sold. Factors driving the increase included growth in the overall market for embolic coils, an increase in market share in both the Americas, Europe and Asia Pacific, and the introduction of new embolic coil products such as DeltaPaq™ and Cashmere™ microcoil systems along with the revenues generated from sales of new nonembolic products such as Neuropath® and PHAROS™ Vitesse™.

Revenues from the Americas increased 6% to $11.2 million compared with the first quarter of fiscal 2009. Revenues from Europe increased 13% to $6.4 million compared with the first quarter of fiscal 2009 which was partially offset by the unfavorable impact of foreign currency exchange rates, most notably the weakening of the British pound against the U.S. dollar. Revenues from Asia Pacific increased to $3.7 million in the first quarter of fiscal 2010 and included product sales to our distributor in Japan of $3.4 million, compared with revenues of $2.1 million in the first quarter of fiscal 2009, which included sales to our distributor in Japan of $1.9 million. We will also begin selling our products in China upon receiving regulatory and reimbursement approvals. We did not recognize revenues from sales to China during the first quarter of fiscal 2010, and we may not recognize revenues from sales in China this fiscal year.

Revenues from the Americas include product sales to our distributors in Latin America. Revenue from Latin America decreased to $0.6 million in the first quarter of fiscal 2010 compared with revenues of $1.3 million in the first quarter of fiscal 2009 due to a change in our revenue recognition policy in the first quarter of fiscal 2009 for sales made to Latin American distributors from a cash collection basis to upon shipment basis (see Note 2 - Summary of Significant Accounting Policies of the “Notes to Condensed Consolidated Financial Statements,” which are included in “Part I, Item 1 – Condensed Consolidated Financial Statements (unaudited)”). As a result of the change in our revenue recognition policy for sales made to Latin American distributors, we recognized approximately $0.7 million of Latin American deferred revenue in the first quarter of fiscal 2009.

Revenues from sales of embolic products increased by 15% to $20.2 million for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily due to increased market penetration of the DeltaPaq™, the Cashmere™ and the Cerecyte® microcoil systems, partially offset by the unfavorable impact of foreign currency exchange rates, most notably the weakening of the British pound against the U.S. dollar. Sales of non-embolic products during the first quarter of fiscal 2010 were approximately 5% of total revenues. We expect our embolic and non-embolic sales to increase in the future as a result of market growth and continued market penetration of products released during the past two years, including our launch of the next-generation DeltaPaq™ microcoil system.

New products continue to represent an important component of our growth strategy, with 27% of our revenues in the first quarter of fiscal 2010 coming from products introduced in the past 24 months. Among these, our Cashmere™ microcoil line represented 8% of the quarter’s total.  We are also pleased with the strong reception for our DeltaPaq™ microcoil system, which comprised 15% of first quarter revenues. New products such as our DeltaPaq™ filling microcoil with proprietary Delta Wind™ technology are important to our growth. In the third quarter we plan to launch our extra-soft finishing DeltaPlush™ microcoil, which also incorporates our proprietary Delta Wind™ technology. Later in the fiscal year, we expect to introduce our family of Ascent™ balloon catheters, which will be used to assist interventionalists when delivering coils for the treatment of aneurysms. With the launch of the Neuropath® guide catheter and the launch of the Ascent™ balloon catheter later this fiscal year, we will be in a position to capture an increased percentage of the hemorrhagic procedural revenue opportunity.

Gross Profit

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Cost of goods sold	$5,564	$4,593	$971	21%
Gross profit	$15,659	$13,731	$1,928	14%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROS™ stent products and royalties related to certain access device products. The increase in cost of goods sold during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was primarily related to the increase in sales of our products as well as an increase of $295,000 in inventory provisions primarily related to excess inventories for certain slow moving products.

Gross margin was 74% in the first quarter of fiscal 2010 and 75% in the first quarter of fiscal 2009. The decrease was primarily due to higher levels of distributor sales of lower margin products primarily in Japan and certain European markets as well as additional inventory provisions recorded in the first quarter of fiscal 2010. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.

Operating Expenses

Research and Development

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Research and development	$2,214	$2,973	$(759)	(26)%

Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses decreased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to a decrease of $354,000 in personnel costs, a decrease of $322,000 in consulting expenses and a decrease of $107,000 in material and supplies expenses.

Sales and Marketing

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Sales and marketing	$6,216	$8,118	$(1,902)	(23)%

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses decreased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to a decrease of $0.9 million in travel, personnel and sales incentives costs and a decrease of $0.6 million in tradeshow, meeting and conference costs.

General and Administrative

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
General and administrative	$5,266	$9,562	$(4,296)	(45)%

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, regulatory, insurance, and professional services. Professional services principally relate to fees for outside legal, audit and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). General and administrative expenses decreased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due primarily to a $3.1 million reduction in expenses related to the settlement of the patent litigation with Boston Scientific and legal and professional fees related to the conclusion of the United States Department of Justice monitorship, a decrease of $0.6 million in personnel and travel costs, a decrease of $196,000 in grants and sponsorships, a decrease of $110,000 related to Sarbanes-Oxley Act compliance, as well as a decrease of $122,000 due to lower amortization of intangible assets. The lower amortization of intangible assets in the first quarter of fiscal 2010 is due to an impairment charge of $462,000 that was recorded in the fourth quarter of fiscal 2009 related to the intangible assets resulting from the acquisition of Neurologic UK Limited (“Neurologic”) in September 2005 as a result of the decline in the estimated fair value.

Out of Period Adjustments

For the three months ended June 30, 2009, we recorded adjustments to cost of goods sold, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock-based compensation expense that were not appropriately recorded in prior periods. The net adjustments resulted in our reporting $281,000 in additional pre-tax expenses. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 interim or full year consolidated financial statements nor are they expected to be material to full year fiscal 2010 results.

Other Income (Expense), Net

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Interest and investment income	$16	$110	$(94)	(85)%
Interest expense	(36)	(4)	(32)	800%
Other income (expense), net	769	(2)	771	-%
Total other income (expense), net	$749	$104	$645	620%

Interest and investment income consists of interest earned on interest bearing accounts. Interest and investment income decreased by $94,000 in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to lower average cash and investment balances earning interest and lower interest rates.

Interest expense consists of finance charges in connection with our line of credit at Wells Fargo Bank and other financing arrangements. Interest expense increased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to interest charges from the outstanding borrowings of $2.5 million under the line of credit.

 Other income (expense), net consists primarily of foreign exchange gains and losses resulting from differences in exchange rates between the time of recording of the transaction and the settlement of foreign currency denominated receivables and payables. Other income (expense), net increased by $0.8 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This increase is primarily due to foreign exchange gains resulting from the re-measurement of foreign currency transactions, most notably the impact of the strengthening of the British pound against the U.S. dollar.

Income Taxes

	Three Months Ended June 30,
	2009	2008
	(In thousands, except percentages)
Income tax benefit	$448	$(216)
Effective tax rate	17%	(3)%

We recorded an income tax expense of approximately $448,000 on operating profits for the first quarter of fiscal 2010.

As of March 31, 2009, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $40.5 million, $30.5 million and $4.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012 and the state and foreign NOLs will expire beginning in 2013. We also have federal and state research and development tax credit carryforwards of approximately $1.3 million and $1.3 million, respectively, as of March 31, 2009. The federal credits will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. We have recorded a full valuation allowance against our U.S. federal and state gross deferred tax assets, as our history of losses and all other evidence available to us provide uncertainty as to whether it is more likely than not that our U.S. federal and state gross deferred tax assets will be realized.

Liquidity and Capital Resources

	Three Months Ended June 30,
	2009	2008
Cash flow activities:	(In thousands)
Net cash provided by (used in) operating activities	$4,268	$(4,291)
Net cash used in investing activities	$(1,056)	$(4,675)
Net cash provided by financing activities	$19	$302

 Since our inception, we have funded our operations primarily through issuances of stock and related warrants, and product sales. As of June 30, 2009, we had cash and cash equivalents of $19.4 million, compared to $17.1 million at March 31, 2009. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements through the fiscal year ending March 31, 2010.

Net cash provided by operating activities was $4.3 million during the first quarter of fiscal 2010 compared to net cash used in operating activities of $4.3 million during the first quarter of fiscal 2009. Net cash provided by operating activities during the first quarter of fiscal 2010 resulted primarily from operating income adjusted by non-cash items such as stock-based compensation expense related to SFAS 123R, depreciation and amortization, provision for excess and obsolete inventories and deferred income taxes, and a decrease in accounts receivable due to improved receivables collection, an increase in accrued liabilities due to a change in classification of contingent purchase price liability from long-term to short-term. These factors were partially offset by an increase in inventory due to an increase in the number of consignment locations and an increase in the number of units in existing consignment locations due to new products released, a decrease in accounts payable due to the timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable primarily to the payment of fiscal 2009 employee cash bonuses in the first quarter of fiscal 2010 and a decrease in other non-current liabilities primarily due to a change in classification of contingent purchase price liability from long-term to short-term.

Net cash used in operating activities during the first quarter of fiscal 2009 resulted primarily from operating losses adjusted by non-cash items such as unremitted issuance of stock for tentative settlement of patent litigation, stock-based compensation expense primarily due to SFAS 123R, depreciation and amortization, deferred tax benefit and provision for excess and obsolete inventories, and an increase in inventory due to an increase in the number of consignment locations, an increase in the number of units in existing consignment locations due to new products released and the buildup of finished goods inventory in anticipation of future sales upon regulatory approvals in Japan, a decrease in accrued payroll and related expenses attributable to the payment of fiscal 2008 employee cash bonuses in the first quarter of fiscal 2009 and a decrease in other non-current liabilities primarily due to a change in classification of an accrued milestone payment from long-term to short-term.

These factors were partially offset by a decrease in accounts receivable resulting from lower revenues during the quarter, a decrease in prepaid expense and other assets, an increase in accounts payable due to timing of payments made to our vendors, an increase in accrued liabilities due to a change in classification of an accrued milestone payment from long-term to short-term.

Net cash used in investing activities was $1.1 million during the first quarter of fiscal 2010 compared to $4.7 million during the first quarter of fiscal 2009. Net cash used in investing activities during the first quarter of fiscal 2010 was related to the earn-out payment associated with the purchase of VasCon, an increase in restricted cash due to a pledged asset requirement in connection with forward contracts and the purchase of capital equipment.

Net cash used in investing activities during the first quarter of fiscal 2009 was related to the earn-out payment associated with the purchase of Neurologic and VasCon and the purchase of capital equipment.

Net cash provided by financing activities was $19,000 during the first quarter of fiscal 2010 compared to $302,000 during the first quarter of fiscal 2009. Net cash provided by financing activities during the first quarter of fiscal 2010 and fiscal 2009 consisted of proceeds from the exercise of stock options.

As discussed in Note 5 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report, on November 5, 2008 we entered into a Credit Agreement with Wells Fargo Bank to provide us with a revolving line of credit. The Credit Agreement provides for maximum borrowings in an amount up to $15 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. On May 20, 2009, we amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010, and adjusting the minimum limits for the financial covenants based on our financial forecast for fiscal 2010. At June 30, 2009, we had outstanding borrowings of $2.5 million under the line of credit and were in compliance with all covenants of the Credit Agreement. We believe that we will be able to maintain compliance with the debt covenants of the Credit Agreement through the fiscal year ending March 31, 2010.

To the extent that existing cash and cash generated from operations are insufficient to fund our future activities, we would seek to borrow funds under our credit facility. However, given that certain financial and other covenants of the credit agreement are required to be met, these funds may not be available to us at such time. Accordingly, we may need to reduce discretionary spending and raise additional funds through public or private equity or debt financing. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into such agreements in the future. Additional funds may not be available on terms favorable to us, or at all. Failure to manage our discretionary spending or raise additional capital as required may adversely impact our ability to achieve our intended business objectives.

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

Our significant accounting policies are fully described in Note 2 to our Consolidated Financial Statements included in our annual report filed on Form 10-K for the fiscal year ended March 31, 2009, that was filed with the SEC on June 11, 2009.

Recent Accounting Pronouncements

 In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers´ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 amends FASB Statement No. 132(R), “Employers´ Disclosures about Pensions and Other Postretirement Benefit” (FAS132(R)). This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 2009. We do not expect that the adoption of FSP FAS 132(R)-1 will have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted three FSPs that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” changes existing accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs did not have any impact on our consolidated financial position, results of operations and cash flows.

Effective April 1, 2009, we adopted SFAS No. 165, “Subsequent Events.” The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued. It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on our consolidated financial position, results of operations and cash flows.

Contractual Obligations

We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.

As of June 30, 2009, our contractual commitments were as follows (in thousands):

		Less than	1-3	3-5	Beyond
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$6,173	$1,044	$2,776	$1,006	$1,347
Purchase obligations	3,480	3,480	-	-	-
Minimum milestone payments to The Cleveland Clinic	1,500	1,500	-	-	-
Royalty payments to Vascular FX, LLC	1,104	250	750	104	-
Total	$12,257	$6,274	$3,526	$1,110	$1,347

The future earn-out payments to the former VasCon shareholders will be an amount not to exceed $10.0 million based on the sales and manufacturing performance as set forth in the asset purchase agreement. These future earn-out payments will be paid over three years. We paid the first and second year earn-out amount of $378,000 and $0.9 million in April 2008 and June 2009, respectively.

We are required to pay The Cleveland Clinic up to $5.0 million in payments upon the achievement of certain milestones set forth in the ReVasc Agreement, with minimum milestone payments of at least $2.0 million to The Cleveland Clinic upon the earlier of achieving the milestones or October 26, 2010. The first milestone payment in the amount of $500,000 was paid in March 2008.

We are required to pay Vascular FX, LLC (“Vascular FX”) a royalty equal to 25% of the greater of (i) the applicable aggregate mandatory minimum sales of $1.0 million or (ii) the actual net sales of our deflectable catheter product, both on an annual basis. The royalty period is six years beginning in November 2007. As of June 30, 2009, we had accrued royalty payments of approximately $143,000 to Vascular FX.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus Endovascular SA (“Micrus SA”), our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of Micrus Endovascular UK Limited (“Micrus UK”), our UK subsidiary, is the British pound. In Europe, our revenues are denominated in the Swiss franc, euro, British pound and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $187,000 related to our loan with Micrus SA and a $28,000 increase in our comprehensive loss from our investment in Micrus SA as of June 30, 2009. A hypothetical 10% decline in the value of the British pound versus the U.S. dollar would cause us to recognize a $552,000 increase in our comprehensive loss from our investment in Micrus UK as of June 30, 2009. A hypothetical 10% decline in the value of the euro versus the Swiss franc would cause us to recognize a loss of $320,000 based on our foreign denominated receivables as of June 30, 2009.

In the first quarter of fiscal 2010, approximately 30% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe that a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

In the first quarter of fiscal 2010, we entered into foreign currency forward contracts to buy U.S. dollars to minimize the impact of the currency movements on intercompany payables for our Micrus SA subsidiary. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading.

As of June 30, 2009, we had outstanding foreign currency forward contracts to sell 300,000 euro for approximately $415,000, expiring through August 20, 2009. If we were to settle our euro-based contracts at the reporting date, an immaterial unrealized income or expense would need to be recognized. A sensitivity analysis of changes in the fair value of our euro forward contracts at June 30, 2009 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against the euro, the fair value of these contracts would decrease/increase by $42,000, respectively.

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

At June 30, 2009, our cash and cash equivalent balance was $19.4 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $8,000 on an annual basis.

Item 4. Controls and Procedures

(1)	Disclosure controls and procedures

With the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

(2)	Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

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

General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Our business is not immune. Some of the procedures that use our products are elective and therefore can be deferred by patients. In light of the current economic conditions, patients who do not have insurance covering the total cost of elective procedures may choose to defer or forego them. In addition, in the U.S. and other countries where healthcare coverage is heavily dependent on employment status, increasing numbers of patients may have no or reduced healthcare coverage.

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

The number of interventional neuroradiologists and endovascular neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe that less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For first quarter of fiscal 2010, a substantial portion of our product sales in the United States were to approximately 98 hospitals. The growth in the number of interventional neuroradiologists and endovascular neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors.

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

Our industry is experiencing increased scrutiny by governmental authorities, which has led to increased compliance costs and potentially more rigorous regulation.

The medical device industry is subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of certain activities of medical device companies, including their conduct of clinical trials, their handling of conflicts of interests and financial arrangements with health care providers and consultants, and their product promotional practices. We anticipate that government authorities will continue to scrutinize our industry closely and we may be subject to more rigorous regulation by governmental authorities in the future. This increased government scrutiny has led us to incur increased costs on compliance, human resources costs and the diversion of management and employee focus and we anticipate that such costs will continue to increase. Though we have adopted a number of compliance procedures in response to the increased scrutiny, we cannot assure that our activities will not be subject to inquiry or greater action or oversight by governmental authorities or that we will be able to comply with any new regulations. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with applicable laws and regulations could result in substantial penalties and/or restrictions in our business activities and the sales of our products.

We are profitable in the first quarter of fiscal year 2010 and the fourth quarter of fiscal year 2009, but there is no assurance that we will continue to be profitable in the foreseeable future.

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have incurred annual net losses since our inception, including net losses of $11.1 million, $16.3 million, and $5.5 million in fiscal 2009, 2008, and 2007, respectively. We had net income of $2.3 million in the first quarter of fiscal 2010. At June 30, 2009, we had an accumulated deficit of approximately $80.2 million. There is no assurance that we will continue to be profitable in the foreseeable future as we expect our operating expenses to increase as we, among other things:

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

The market for medical devices for treatment of cerebral vascular diseases is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete primarily with the neurovascular division of Boston Scientific, the market leader, as well as Cordis Neurovascular, ev3 Neurovascular and MicroVention.

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

A substantial portion of our revenues is derived from outside the United States. For the fiscal years ended March 31, 2009, 2008 and 2007, revenues from customers outside the United States represented approximately 50%, 51% and 51%, respectively, of our revenues. For the first quarter of fiscal 2010, revenues from customers outside the United States represented 52% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first quarter of fiscal 2010, approximately 30% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the British pound.

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

Historically, we have also been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. Foreign exchange gains or losses as a result of exchange rate fluctuations in any given period could harm our operating results and negatively impact our revenues. Additionally, if the effective price of our products were to increase as a result of fluctuations in foreign currency exchange rates, demand for our products could decline and adversely affect our results of operations and financial condition.

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

We have a limited domestic and international direct sales force. We also have a distribution network for sales in the major markets in Europe, Latin America, Asia Pacific and the Middle East. As we launch new products and increase our marketing efforts with respect to existing products, we will need to expand the number of our direct sales personnel on a worldwide basis. The establishment and development of a more extensive sales force will be expensive and time-consuming. There is significant competition for sales personnel experienced in interventional medical device sales. If we are unable to attract, motivate and retain qualified sales personnel and thereby increase our sales force, we may not be able to increase our revenues.

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

Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure. In order to manage our operations and growth, we will need to continue to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act and are exposed to future risks of non-compliance.

Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of internal control over financial reporting.

We completed our assessment of our internal control over financial reporting as required by Section 404 for the fiscal year ended March 31, 2009. Our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2009, our internal control over financial reporting was effective. Our independent registered accounting firm has also expressed the opinion that our internal control over financial reporting were effective during that period. However, our controls may not prove to be adequate for future periods, and we cannot predict the outcome of our testing in future periods. If our internal controls are deemed to be ineffective in future periods, our financial results and the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and such funds may not be available on acceptable terms or at all.

We believe that our current cash position, together with the cash to be generated from expected product sales and the funds available under our credit facility (subject to compliance with conditions and covenants of the Credit Agreement) will be sufficient to meet our projected operating requirements through the fiscal year ending March 31, 2010. However, after such period we may be required to seek additional funds from public and private stock or debt offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

•	the revenues generated by sales of our products;

•	the costs associated with expanding our sales and marketing efforts;

•	the expenses we incur in manufacturing and selling our products;

•	the costs of developing and acquiring new products or technologies;

•	the cost of obtaining and maintaining FDA and other domestic and foreign approval or clearance of our products and products in development;

•	the expenses we incur related to compliance with the United States FCPA and laws and regulations in non-United States jurisdictions;

•	costs associated with compliance with the Sarbanes-Oxley Act and rules and regulations affecting public companies promulgated by the SEC and The NASDAQ Stock Market;

•	the costs associated with our facilities expansion, if any; and

•	the costs associated with increased capital expenditures.

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

On November 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank to provide us with a revolving line of credit. The Credit Agreement provides for maximum borrowings outstanding at any time in an amount of up to $15.0 million. As of June 30, 2009, we had outstanding borrowings of $2.5 million under the Credit Agreement. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable.

Borrowings are secured by a first priority security interest in all of our assets (except for certain permitted liens that are senior to the Wells Fargo Bank’s security interest). At our option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The interest rate on the borrowings as of June 30, 2009 was 4.9%. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) maintaining a minimum modified quick ratio and (ii) achieving not more than a certain amount of loss through March 31, 2009, and thereafter a minimum profitability, in each case excluding certain non-cash items. On May 20, 2009, we amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on our financial forecast for fiscal 2010.

Although we were in compliance with all covenants at June 30, 2009, it is possible that we may not be in compliance or may fail to comply with certain covenants or other agreements in the future. If we are unable to meet the financial or other covenants under the Credit Agreement or negotiate future waivers or amendments of such covenants, an event of default could occur under the Credit Agreement. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, Wells Fargo Bank has available a range of remedies customary in these circumstances, including without limitation declaring all outstanding debt, together with accrued and unpaid interest thereon, to be immediately due and payable, foreclosing on the assets securing the obligations arising under the Credit Agreement and/or ceasing to provide additional revolving loans, which could have a material adverse effect on us.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. We may in the future pursue the acquisition of additional complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any such acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management. If we are unable to integrate the acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from the costs of acquisitions could harm our business and operating results.

Our operations are subject to environmental, health and safety, and other laws and regulations, with which compliance is costly and which expose us to penalties for non-compliance.

Our business, properties and products are subject to foreign, federal, state and local laws and regulations relating to the protection of the environment, natural resources and worker health and safety and the use, management, storage, and disposal of hazardous substances, wastes, and other regulated materials. Because we operate real property, various environmental laws may also impose liability on us for the costs of cleaning up and responding to hazardous substances that may have been released on our property, including releases unknown to us. These environmental laws and regulations could also require us to pay for environmental remediation and response costs at third-party locations where we disposed of or recycled hazardous substances. The costs of complying with these various environmental requirements, as they now exist or may be altered in the future, could adversely affect our financial condition and operating results.

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

We rely on independent contract manufacturers for the manufacture and assembly of certain of our products and components. Reliance on independent contract manufacturers involves several risks, including the potential inadequacy of capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over product quality, compliance with regulatory requirements, delivery schedules, manufacturing yields and costs. Such manufacturers have possession of and at times title to molds for certain manufactured components of our products. Shortages of raw materials, production capacity constraints or delays by our contract manufacturers could negatively affect our ability to meet our production obligations and result in increased prices for affected parts. Any such reduction, constraint or delay may result in delays in shipments of our products or increases in the prices of components, either of which could have a material adverse effect on our business, operating results and financial condition. We have no supply agreements with our current contract manufacturers and utilize purchase orders which are subject to supplier acceptance. The unanticipated loss of any of our contract manufacturers could cause delays in our ability to deliver our products while we identify and qualify a replacement manufacturer. If our current or future independent contract manufacturers are unable to meet our requirements for manufactured components, our business could suffer.

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

A significant portion of our inventory is held on consignment by hospitals that purchase the inventory as they use it. At these consignment locations, we do not have physical possession of the consigned inventory. We therefore have to rely on information from our customers as well as periodic inspections by our sales personnel to determine when our products have been used. We have in the past experienced problems managing appropriate consigned inventory levels and as a result we recorded an impairment of inventory for anticipated obsolescence in fiscal 2004 and an impairment of excess inventory in both fiscal 2004 and 2005. If we are not able to effectively manage appropriate consigned inventory levels, we may suffer inventory losses that will reduce our gross profit levels. There can be no assurance that any efforts to strengthen our monitoring and management of consigned inventory will be adequate to meaningfully reduce the risk of inventory loss.

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

Our success depends significantly on our ability to procure proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary technology. However, these legal means afford only limited protection and may not be sufficient to adequately protect our intellectual property or permit us to gain or keep any competitive advantage. For example, any of our pending United States or foreign patent applications may ultimately not issue as a patent or, alternatively, may issue with claims that are of little or no value to us. In addition, once issued, a valuable patent may be challenged successfully by third parties and invalidated. In addition, our patent protection for material aspects of our products and methods is presently being pursued with applications that have been filed but not issued, such that these material aspects are not presently protected by patents. Competitors may further be able to get around having to license our technology in order to avoid infringement by designing around our issued and published patent claims, thereby staying clear of our proprietary rights. Similarly, competitors may develop products and methods that are equivalent or superior to ours. Our confidentiality agreements and intellectual property assignment agreements with our employees, consultants and advisors may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements. Furthermore, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Both the process of procuring patent rights and the process of managing patent disputes can be time-consuming and expensive.

In the event a competitor infringes upon our patent or other intellectual property rights, enforcing those rights may be difficult and time-consuming. Even if successful, litigation to enforce our intellectual property rights or to defend our patents against challenge could be prolonged, costly and could divert our management’s attention. We may not have sufficient resources to enforce our intellectual property rights or to defend our patents against a challenge.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or product enhancements, or to comply with similar regulatory requirements in other countries where we market our products, our ability to commercially distribute and market our products could suffer.

Our medical devices are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory clearances or approvals, product recalls, termination of distribution or product seizures or the need to invest substantial resources to comply with various existing or new requirements. In the more egregious cases, criminal sanctions, civil penalties, disgorgement of profits or closure of our manufacturing facilities are possible. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear the marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance, or the approval of a PMA before the modified product can be marketed. Changes in labeling and manufacturing site for a PMA approved device may require the submission and approval of a PMA supplement. Any products we develop that require regulatory clearance or approval may be delayed, if approved at all. In addition, we believe that some of our new products will require an approved PMA before we can commercially distribute the device and we cannot assure that any new products or any product enhancements we develop will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements. Additionally, certain of our products under development may involve both device and drug or biologic regulation and we will need to comply with drug and biologic regulations in addition to medical device requirements. Accordingly, we anticipate that the regulatory review and approval process for some of our future products or product enhancements may take significantly longer than anticipated or what we have experienced in the past. We will also be required to pay a medical device user fee and may also be required to pay a drug or biologic user fee. There is no assurance that the FDA will not require that a certain new product or product enhancement go through the lengthy and expensive PMA approval process. We have no experience in obtaining PMA approval. We also have no experience in obtaining drug or biologic approval, and will need to rely on third party assistance in navigating the regulatory approval pathway for future combination products.

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

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, requires a new 510(k) clearance or, possibly, PMA approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review a manufacturer’s decision. The FDA may not agree with any of our past or future decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification to a previously cleared product, we may be required to cease marketing and/or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines, that our products are not safe, for any reason including but not limited to new safety data from use of the product, or manufacturing defects. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

If we or our suppliers fail to comply with the FDA’s quality system regulations, the manufacture of our products could be delayed.

We and our suppliers are required to comply with the FDA’s quality system regulations, which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products. The FDA enforces these quality system regulations through unannounced inspections. If we or one of our suppliers fail a quality system regulations inspection or if any corrective action plan is not sufficient, or is very expensive or time-consuming to implement, the manufacture of our products could be delayed until satisfactory corrections are made, or in the event we are unable to correct the problems we may not be able to continue manufacturing and distributing the particular device or devices. Such a delay could potentially disrupt our business, harm our reputation and adversely affect our sales and revenues.

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

In international markets, market acceptance may depend, in part, upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government sponsored healthcare and private insurance. Currently, the costs of our products distributed internationally, other than in some Latin American countries, are being reimbursed by public and private healthcare insurers. We may not obtain international reimbursement approvals in a timely manner, if at all, and our failure to receive international reimbursement approvals would negatively impact market acceptance of our products in the international markets in which those approvals are sought.

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

Many of our employees were previously employed at other medical device companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees have wrongfully used or disclosed alleged trade secrets of their former employers or that we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize product candidates, which could severely harm our business.

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

Based on shares outstanding at June 30, 2009, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 38% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We have registered 8,527,739 shares of common stock that we may issue under the 1998 Plan, 2005 Plan and Purchase Plan. These shares can be freely sold in the public market upon issuance. The sale by any of these holders of a large number of securities in the public market could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of the common stock;

•	provide for a classified board of directors, with each director serving a staggered three-year term;

•	prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;

•	prohibit our stockholders from making certain changes to our amended and restated certificate of incorporation or amended and restated bylaws except with 66 2/3% stockholder approval; and

•	require advance written notice of stockholder proposals and director nominations.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

See the Index to Exhibits on Page 42 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 of Amendment No. 3)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 filed on March 4, 2005 (Registration No. 333-123154) (“Form S-1”)
4.2	Warrant dated as of December 11, 2000 among the Registrant and Roberts Mitani Capital, LLC (incorporated by reference to Exhibit 4.2 of Form S-1)
4.3	Amended and Restated Stockholders’ Rights Agreement dated as of February 21, 2005 among the Registrant and the parties listed therein (incorporated by reference to Exhibit 4.3 of Form S-1)
4.4
Form of Common Stock Warrant issued in connection with the Series E Preferred Stock and Warrant Purchase Agreement dated February 21, 2005, among the Registrant and the purchasers of the Registrant’s Series E Preferred Stock (incorporated by reference to Exhibit 4.4 of Form 10-Q filed on February 14, 2006)

10.1
Second Amendment to the Credit Agreement dated May 20, 2009, between Micrus Endovascular Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 27, 2009)

31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

# Filed herewith