Form 10-Q
period 2009-09-30
MICRUS ENDOVASCULAR CORP
filed 2009-11-09
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ____________

000-51323
(Commission File Number)

Micrus Endovascular Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2853441
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

821 Fox Lane, San Jose, California	95131
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

As of November 2, 2009, there were 16,006,524 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$24,107	$17,050
Restricted cash	145	-
Accounts receivable, net of allowance for doubtful accounts
of $144 and $119 at September 30, 2009 and March 31, 2009, respectively	12,776	12,205
Inventories	13,338	11,857
Prepaid expenses and other current assets	1,281	1,237
Total current assets	51,647	42,349
Property and equipment, net	6,384	6,982
Goodwill	7,573	6,762
Intangible assets, net	4,075	4,684
Deferred tax assets	118	260
Other assets	479	469
Total assets	$70,276	$61,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,695	$2,138
Accrued payroll and other related expenses	5,495	5,515
Short-term borrowings	2,500	2,500
Accrued liabilities	6,434	7,877
Total current liabilities	16,124	18,030
Other non-current liabilities	550	902
Total liabilities	16,674	18,932
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value;
Authorized: 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 16,001,349 shares and 15,820,369 shares
at September 30, 2009 and March 31, 2009, respectively	160	158
Additional paid-in capital	131,579	127,121
Accumulated other comprehensive loss	(1,591)	(2,289)
Accumulated deficit	(76,546)	(82,416)
Total stockholders' equity	53,602	42,574
Total liabilities and stockholders' equity	$70,276	$61,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$21,510	$20,792	$42,733	$39,116
Cost of goods sold	4,905	5,614	10,469	10,207
Gross profit	16,605	15,178	32,264	28,909
Operating expenses:
Research and development	2,749	2,877	4,963	5,850
Sales and marketing	6,629	7,961	12,845	16,079
General and administrative	5,118	6,364	10,384	15,926
Total operating expenses	14,496	17,202	28,192	37,855
Income (loss) from operations	2,109	(2,024)	4,072	(8,946)
Interest income	12	80	28	190
Interest expense	(29)	-	(65)	(4)
Other income (expense), net	1,827	(681)	2,596	(683)
Income (loss) before income taxes	3,919	(2,625)	6,631	(9,443)
Provision (benefit) for income taxes	313	111	761	(105)
Net income (loss)	$3,606	$(2,736)	$5,870	$(9,338)
Net income (loss) per share
Basic	$0.23	$(0.17)	$0.37	$(0.60)
Diluted	$0.22	$(0.17)	$0.36	$(0.60)
Weighted-average number of shares used in per share calculations:
Basic	15,873	15,668	15,852	15,645
Diluted	16,394	15,668	16,268	15,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended September 30,
	2009	2008 (1)
Cash flows from operating activities:
Net income (loss)	$5,870	$(9,338)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	1,547	1,634
Provision for doubtful accounts	21	1
Loss on disposal of equipment	41	2
Gain from sale of assets and technologies in connection with Merit transaction	(1,866)	-
Provision for excess and obsolete inventories	432	30
Stock-based compensation	3,338	3,110
Effect of foreign exchange rate changes on intercompany balances	(1,421)	944
Deferred income taxes	173	(95)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	31	(380)
Inventories	(1,443)	(615)
Prepaid expenses and other current assets	(9)	(199)
Other assets	9	(31)
Accounts payable	(508)	(1,024)
Accrued payroll and other related expenses	(86)	(1,296)
Accrued liabilities	1,209	134
Other non-current liabilities	(381)	(1,044)
Net cash provided by (used in) operating activities	6,957	(8,167)

Cash flows from investing activities:
Restricted cash in connection with forward contracts	(138)	-
Acquisition of property and equipment	(289)	(1,678)
Earn-out payment in connection with acquisition of VasCon, LLC	(882)	(378)
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	-	(3,454)
Net cash used in investing activities	(1,309)	(5,510)

Cash flows from financing activities:
Proceeds from exercise of stock options	695	556
Proceeds from employee stock purchase plan	351	527
Net cash provided by financing activities	1,046	1,083

Effect of foreign exchange rate changes on cash and cash equivalents	363	(242)
Net increase (decrease) in cash and cash equivalents	6,694	(12,594)
Cash and cash equivalents at beginning of period	17,050	25,526
Cash and cash equivalents at end of period	$24,107	$12,690

(1) Refer to Note 1 - Formation and Business of the Company regarding the revision of prior period's cash flow presentation.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Formation and Business of the Company

Micrus Endovascular Corporation (the “Company”) was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. The Company’s products are used by interventional neuroradiologists, interventional neurologists, and endovascularly trained neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis, which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.

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

The results of operations for the interim periods ended September 30, 2009 may not necessarily be indicative of the results that may be expected for the fiscal year ended March 31, 2010, or any future period.

Liquidity

On a cumulative basis, the Company has incurred net losses since its inception. While the Company has been profitable in the three most recent quarters, there are no assurances that the Company will continue to be profitable in the foreseeable future. Management believes that the Company’s current cash position as of September 30, 2009 and the cash expected to be generated from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months. To the extent that existing cash and cash generated from operations are insufficient to fund its future activities, the Company would seek to borrow funds under a credit facility. However, given that certain financial and other covenants of the Credit Agreement (see Note 6 - Line of Credit) are required to be met, these funds may not be available to the Company at such time. Accordingly, the Company may need to reduce discretionary spending and raise additional funds through public or private equity or debt financing. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve covenants that would restrict the Company. Additional funds may not be available on terms favorable to the Company or at all. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company believes that it will be able to maintain compliance with the debt covenants of the Credit Agreement through the fiscal year ending March 31, 2010.

Revision of prior periods' cash flows presentations

The Company previously presented the remeasurement of foreign exchange differences on intercompany balances incorrectly in "Effect of foreign exchange rate changes on cash and cash equivalents" instead of as an "Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities". Consequently, for periods presented or prior periods to be presented, the Company is revising the impact by reclassifying the resulting amounts from "Effect of foreign exchange rate changes on cash and cash equivalents" to "Cash provided by/(used in) operating activities.  This revision does not impact the Company's previously reported overall net change in cash and cash equivalents in its consolidated statements of cash flows for any period presented.  The Company does not believe these adjustments are material to any of the periods impacted. This item has been adjusted in this Form 10-Q and will also be adjusted in the consolidated statements of cash flows for the fiscal periods 2008 and 2009, six months period ended September 30, 2008, nine months period ended December 31, 2008 and three months period ended June 30, 2009. The impact on the Company's consolidated statements of cash flows data is as follows (in thousands):

	As previously
	reported	As revised
Fiscal year ended March 31, 2008
Net cash used in operating activities	$(7,524)	$(8,820)
Effect of foreign exchange rate changes on cash and cash equivalents	$(1,214)	$82
Net decrease in cash and cash equivalents	$(7,796)	$(9,092)

Fiscal year ended March 31, 2009
Net cash used in operating activities	$(9,279)	$(7,048)
Effect of foreign exchange rate changes on cash and cash equivalents	$1,682	$(549)
Net decrease in cash and cash equivalents	$(10,158)	$(7,927)

Six months ended September 30, 2008
Net cash used in operating activities	$(9,111)	$(8,167)
Effect of foreign exchange rate changes on cash and cash equivalents	$702	$(242)
Net decrease in cash and cash equivalents	$(13,538)	$(12,594)

Nine months ended December 31, 2008
Net cash used in operating activities	$(11,446)	$(9,889)
Effect of foreign exchange rate changes on cash and cash equivalents	$1,204	$(353)
Net decrease in cash and cash equivalents	$(12,627)	$(11,070)

Three months ended June 30, 2009
Net cash provided by operating activities	$4,268	$3,152
Effect of foreign exchange rate changes on cash and cash equivalents	$(912)	$204
Net increase in cash and cash equivalents	$3,231	$2,115

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

 Restricted cash

    As of September 30, 2009, the Company had a restricted cash balance of 150,000 Swiss francs, or approximately 145,000 U.S. dollars, in connection with the pledged asset requirement for foreign currency forward contracts with UBS AG.

Out of period adjustments

During the three months ended June 30, 2009, the Company recorded adjustments to cost of goods sold, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock-based compensation expense that were not appropriately recorded in prior periods. The net adjustments resulted in the Company reporting $281,000 in additional pre-tax expenses. These adjustments reduced earnings per share by $0.02 for the six months ended September 30, 2009. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 interim or full year consolidated financial statements nor are they expected to be material to full year fiscal 2010 results.

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

Revenue recognition – sales made to Latin American distributors

Sales to the Company’s Latin American distributors are made according to similar contractual terms as sales to other distributors. However, due to historically longer delays in receiving payments and a higher level of write-offs relating to our Latin American distributors, the Company had concluded that through March 31, 2008 collectibility was not reasonably assured at the time that the distributor took title to the inventory. Accordingly, the Company had recognized revenues from its sales to Latin American distributors when cash was collected. The Company has evaluated its experience with its Latin American distributors and has concluded that collectibility is now reasonably assured upon shipment, and began recognizing revenue upon shipment to these distributors beginning in the quarter ended June 30, 2008. Revenues recognized upon shipment to the Company’s Latin American distributors were $0.6 million and $1.2 million for the three and six months ended September 30, 2009, respectively, compared with revenues of $0.7 million and $1.4 million for the three and six months ended September 30, 2008, respectively. Additionally, the deferred revenue balance at March 31, 2008 of $0.7 million for these distributors and the related cost of goods sold of $273,000 that had been deferred were recognized as revenue and cost of goods sold, respectively, in the three months ended June 30, 2008.

Product warranty

Once a sale has occurred, the customer has no right of return and the Company provides its customers with limited warranty rights. To date, product returns under warranty have not been significant. The warranty accrual as of September 30, 2009 and March 31, 2009 was insignificant to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was insignificant to the Company’s results of operations and cash flows.

Foreign currency transactions

Other income (expense), net, includes foreign currency gains or losses related to a loan with the Company’s Swiss subsidiary, and currency gains or losses resulting from differences in exchange rates between the time of recording of the transaction and the cash settlement of foreign currency denominated receivables and payables. The Company recorded currency losses of $33,000 for the three months ended September 30, 2009 and currency gains of $0.8 million for the six months ended September 30, 2009 compared with currency losses of $0.7 million for both the three and six months ended September 30, 2008.

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Accumulated other comprehensive loss as of September 30, 2009 and March 31, 2009 was comprised of foreign currency translation adjustments and a Swiss pension plan benefit adjustment. Total comprehensive income for the three and six months ended September 30, 2009 was $3.5 million and $6.6 million, respectively. This included other comprehensive income (loss) of ($111,000) and $0.7 million, respectively, related to foreign currency translation adjustments. Total comprehensive loss for the three and six months ended September 30, 2008 was $2.9 million and $9.6 million, respectively. This included other comprehensive loss of $143,000 and $221,000 respectively, related to foreign currency translation adjustments.

Net income (loss) per share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including stock options and restricted stock units.

Anti-dilutive securities

The following outstanding stock options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	September 30,
	2009	2008
Shares issuable upon exercise of common stock options	3,327	4,133
Shares issuable upon settlement of restricted stock units	-	4
	3,327	4,137

Stock-based compensation

The Company has adopted various stock plans that provide for the grant of stock awards to employees, non-employee directors and consultants. The Company also has an employee stock purchase plan which enables employees to purchase the Company’s common stock.

On April 1, 2006, the Company adopted the provision of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standard Board’s (“FASB”) authoritative guidance for stock-based compensation. Under the fair value recognition provisions of the guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Company elected the modified-prospective method of transition, under which prior periods were not revised for comparative purposes. The valuation provisions apply to new grants and to grants that were outstanding prior to the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date is recognized over the remaining service period using the compensation cost estimated for the guidance pro forma disclosures.

Recent accounting pronouncements

In December 2008, the FASB issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The guidance is effective for fiscal years ending after December 2009. The Company does not expect that the adoption of the guidance will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s second-quarter fiscal 2010 financial statements and the principal impact on its financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In August 2009, the FASB issued authoritative guidance for fair value measurements and disclosures, which provide guidance for measuring fair value of the liabilities. This guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using valuation techniques such as quoted price of an identical or similar liability when traded as an asset, present value technique or a market approach technique. The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This guidance is effective for the first reporting period (including interim periods) beginning after its issuance.

Note 3 — License and Development Agreement

On August 21, 2009, the Company entered into a License, Development and Commercialization Agreement (the “FSS Agreement”) with Flexible Stenting Solutions, Inc. (“FSS”). Under the terms of the FSS Agreement, Micrus and FSS will jointly develop a flow diversion product for neurovascular indications using both Micrus and FSS technology, development capabilities and intellectual property. Micrus will be responsible for overseeing the regulatory and clinical process.

The transaction includes an initial up-front payment by the Company of $0.5 million, future development and regulatory milestone payments and royalties on potential future product sales. The initial up-front payment of $0.5 million was recorded as research and development expense upon the effective date of the FSS Agreement as the technology has yet to receive regulatory approvals and at the present time there is no commercial future use for the technology. The additional milestone payments will be recorded when triggered and the appropriate accounting treatment, whether to capitalize these costs or recognize them as expense, will be determined at that time.

Note 4 — Fair Value Measurements

Effective April 1, 2008, the Company adopted FASB’s authoritative guidance for fair value measurement and disclosures for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of this guidance did not materially impact the Company’s consolidated financial position and results of operations.

This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

The Company entered into foreign currency forward contracts to buy U.S. dollars at fixed intervals in the retail market in an over-the-counter environment. As of September 30, 2009, the Company had foreign currency forward contracts to sell 400,000 euros in exchange for approximately $0.6 million U.S. dollars maturing in October through December 2009. The counterparty to these contracts is UBS AG. The Company’s foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment. The Company recorded the fair value of the contracts in accrued liabilities on its consolidated balance sheet as of September 30, 2009. The Company recorded a net realized loss of approximately $4,000 and $9,000 for the three and six months ended September 30, 2009, respectively.

The Swiss pension plan unfunded benefit obligation is classified within Level 3 since there is no observable market for the asset or liability.

The following table presents assets and liabilities measured at fair value on a recurring basis at September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$17,014	$-	$-	$17,014

Liabilities:
Foreign currency forward contracts	$-	$2	$-	$2
Swiss pension plan unfunded benefit obligation	-	-	164	164
	$-	$2	$164	$166

The following table summarizes the change in fair value of Level 3 financial liabilities (in thousands):

Level 3
Fair value at beginning of fiscal year	$148
Change due to foreign currency translation	16
Fair value at end of period	$164

Note 5 — Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Raw materials	$2,170	$1,918
Work-in-progress	2,101	1,968
Finished goods	2,823	2,741
Consigned inventory	6,244	5,230
	$13,338	$11,857

Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until purchased by the customer, generally when used in a medical procedure.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Computer equipment and software	$1,746	$1,955
Furniture, fixtures and equipment	7,524	7,542
Leasehold improvements	2,146	2,132
Construction in progress	206	108
Total cost	11,622	11,737
Less accumulated depreciation and amortization	(5,238)	(4,755)
	$6,384	$6,982

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Balance at beginning of fiscal year	$6,762	$8,549
Addition related to earn-out payment in connection with acquisition of Neurologic	-	457
Foreign currency translation	811	(2,244)
Balance at end of period	$7,573	$6,762

All of the Company’s goodwill has been allocated to the United Kingdom reporting unit.

Intangible assets, net

Intangible assets, net, consisted of the following (in thousands):

		Gross Carrying Amount			Accumulated Amortization				Net
	Useful Life	March 31,	Foreign currency	September 30,	March 31,	(Additions)	Foreign currency	September 30,	September 30,	March 31,
	(Years)	2009	translation	2009	2009		translation	2009	2009	2009
Existing process technology	7	$4,590	$-	$4,590	$(1,530)	$(328)	$-	$(1,858)	$2,732	$3,060
Distribution agreements	5	1,558	186	1,744	(1,278)	(106)	(154)	(1,538)	206	280
Capitalized license fee	7	1,565	-	1,565	(559)	(112)	-	(671)	894	1,006
Patents - microcoil	10	1,100	-	1,100	(990)	(55)	-	(1,045)	55	110
Non-compete agreements	6	444	53	497	(325)	(27)	(38)	(390)	107	119
Customer relationships	5	609	74	683	(500)	(42)	(60)	(602)	81	109
		$9,866	$313	$10,179	$(5,182)	$(670)	$(252)	$(6,104)	$4,075	$4,684

Amortization of intangible assets included in the Company’s results of operations is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Cost of goods sold	$220	$220	$440	$440
Operating expenses	119	216	230	433
	$339	$436	$670	$873

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ending March 31,	Amortization
2010 (remaining 6 months)	$669
2011	1,073
2012	905
2013	879
2014	549
$4,075

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Accrued bonuses	$858	$1,437
Accrued salaries	1,559	1,106
Accrued vacation	2,087	2,000
Accrued commissions	639	544
Accrued payroll taxes	352	428
	$5,495	$5,515

Accrued liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Milestone payments to The Cleveland Clinic	$1,500	$1,500
Sales tax and VAT payable	964	876
Professional fees	581	277
Income taxes payable	572	-
Raw material inventory receipts not invoiced	354	363
Contingent purchase price in connection with acquisition of VasCon	336	-
Travel and entertainment	309	270
Royalties	283	169
Clinical trial expenses	273	217
Deferred gain from Merit transaction	-	1,866
Earn-out payment in connection with acquisition of VasCon	-	886
Other	1,262	1,453
	$6,434	$7,877

On January 31, 2008, the Company entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit Medical Systems, Inc. (“Merit”) pursuant to which the Company sold its non-neurological cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by the Company in November 2006 in connection with its purchase of VasCon, LLC (“VasCon”). Pursuant to the Merit Agreement, the Company received an up-front payment of $1.5 million and received an additional payment of $1.5 million in December 2008 upon the completion of its obligation to help Merit build a production line for coronary guide catheters and get it fully operational. Though certain elements of this transaction (namely the acquired assets and licensing rights, and the production line assistance for coronary guide catheters) had been delivered as of March 31, 2009, the Company was still obligated to deliver the regulatory documentation and production line assistance for the peripheral guiding sheaths and/or cardiovascular microcatheters. Because the Company lacked the ability to separate the multiple obligations of this transaction, the up-front payment of $1.5 million and the additional payment of $1.5 million, net of direct and incremental costs incurred and the net book value of assets transferred to Merit, had been deferred until such time as all obligations of the transaction were delivered. The Company’s remaining obligations to Merit terminated on September 30, 2009 and, therefore, the deferred gain of $1.9 million was recognized as other income for the three and six months ended September 30, 2009.

The Company is required to pay The Cleveland Clinic Foundation (“The Cleveland Clinic”) up to $5.0 million in payments upon the achievement of certain milestones set forth in the Stock Purchase Agreement with The Cleveland Clinic dated October 26, 2007 (the “ReVasc Agreement”), with minimum milestone payments of at least $2.0 million to The Cleveland Clinic upon the earlier of achieving the milestones or October 26, 2010. The first milestone payment in the amount of $0.5 million was paid in March 2008. The remaining minimum milestone payments totaling $1.5 million are included in accrued liabilities at September 30, 2009.

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	September 30,	March 31,
	2009	2009
Swiss pension plan unfunded benefit obligation	$164	$148
Deferred revenue from Goodman Co., Ltd. distribution agreement	113	169
Income taxes payable	100	74
Contingent purchase price in connection with acquisition of VasCon	-	332
Other non-current liabilities	173	179
	$550	$902

Note 6— Line of Credit

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

At the Company’s option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The interest rate on the borrowings as of September 30, 2009 was 4.3%. The Credit Agreement requires that the Company comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) a minimum modified quick ratio and (ii) a minimum profitability, excluding certain non-cash items. On May 20, 2009, the Company amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on the Company’s financial forecast for fiscal 2010.

At September 30, 2009, the Company had outstanding borrowings of $2.5 million under the line of credit and was in compliance with all covenants of the Credit Agreement.

Note 7 — Income Taxes

The Company recorded a provision for income taxes of approximately $313,000 and $0.8 million for the three and six months ended September 30, 2009, respectively.

As of March 31, 2009, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $40.5 million, $30.5 million and $4.6 million, respectively, which are available to reduce future taxable income. The federal NOLs will expire at various dates beginning in 2012, and the state and foreign NOLs will expire beginning in 2013. The Company also has federal and state tax research and development credit carryforwards of approximately $1.3 million each. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. The Company has recorded a full valuation allowance against its U.S. federal and state and its Swiss gross deferred tax assets, as the Company's history of losses and all other evidence available provide uncertainty as to whether it is more likely than not that its U.S. federal and state and its Swiss gross deferred tax assets will be realized.

Since the adoption of the FASB’s authoritative guidance for accounting for uncertainty in income taxes, the Company has recognized a $388,000 increase in its unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. At September 30, 2009, the Company had $14,000 of accrued interest or penalties related to tax contingencies.

Note 8 — Commitments and Contingencies

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

Note 9 — Stock-based Compensation

Stock options

The Company’s stock option program is intended to retain our executives and other key employees and to provide them additional incentives to maximize long-term stockholder value. The Company considers the stock option program critical to its operations and productivity. As of September 30, 2009, the Company has two stock option plans: the 1998 Stock Plan (the “1998 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options were granted under the 1998 Plan.

As of September 30, 2009, there were 1,000,732 outstanding options under the 1998 Plan. As of September 30, 2009, there were 4,862,590 remaining shares reserved for issuance under the 2005 Plan, of which 1,427,349 were available for grant and 3,435,241 shares were subject to outstanding options. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.

2005 Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s initial public offering. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of September 30, 2009, there were 711,990 shares reserved for issuance under the Purchase Plan.

Stock-based compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Employee Stock Option Plans
Expected term (in years)	6	6	6	6
Volatility	44%	35%	44%	35%
Risk-free interest rate	2.8%	3.0%	2.6%	3.3%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at date of grant	$5.93	$5.22	$4.35	$4.63

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	83%	49%	83%	49%
Risk-free interest rate	0.6%	3.0%	0.6%	3.0%
Expected dividend yield	0%	0%	0%	0%

The fair value of each purchase right granted under the Company’s Purchase Plan during the three and six months ended September 30, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

The stock-based compensation expense included in the results of operations is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold	$170	$145	$301	$262
Research and development	168	171	410	340
Sales and marketing	357	399	866	840
General and administrative	775	846	1,761	1,668
	$1,470	$1,561	$3,338	$3,110

Approximately $39,000 and $56,000 in stock-based compensation expense has been capitalized in inventory for the six months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, there was approximately $9.2 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted-average amortization period of 2.39 years for employee stock options.

General stock option information

The following table sets forth the summary of stock options activity for the six months ended September 30, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at March 31, 2009	4,018	$12.69
Options granted	673	$9.52
Options exercised	(109)	$6.35
Options forfeited	(113)	$15.63
Options expired	(33)	$18.83
Options outstanding at September 30, 2009	4,436	$12.25	7.1	$11,986

Options exercisable at September 30, 2009	2,785	$11.80	6.1	$8,778

The total aggregate intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $378,000 and $187,000, respectively. The total aggregate intrinsic value of options exercised during the six months ended September 30, 2009 and 2008 was $0.5 million and $277,000, respectively. The closing market value per share of the Company’s common stock as of September 30, 2009 was $12.95 per share as reported by The NASDAQ Stock Market.

The following table sets forth the summary of restricted stock units activity for the six months ended September 30, 2009:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Non-vested restricted stock units at March 31, 2009	4	$-
Awarded	-	$-
Released	(4)	$-
Forfeited	-	$-
Non-vested restricted stock units at September 30, 2009	-	$-	0.0	$-

 Note 10 — Segment and Geographic Information

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
United States	$11,233	$10,321	$21,316	$19,017
Japan	2,423	2,951	5,787	4,825
United Kingdom	1,585	2,245	3,339	4,188
Rest of the world	6,269	5,275	12,291	11,086
	$21,510	$20,792	$42,733	$39,116

The Company’s long lived assets, excluding goodwill and intangible assets, by geographic area were as follows (in thousands):

	September 30,	March 31,
	2009	2009
United States	$6,100	$6,691
United Kingdom	70	69
Rest of the world	214	222
	$6,384	$6,982

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which are primarily based on geographic location. The Company has determined it operates in three business segments: the Americas, Europe and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Prior to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, the Company’s Europe (excluding the United Kingdom) and the United Kingdom reporting units were segregated as two business segments. Prior year information in the tables that follow have been conformed with the current year classification.

Revenues and gross profit for these segments were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Americas	$12,357	$11,407	$23,513	$21,940
Europe	6,356	6,040	12,718	11,685
Asia Pacific	2,797	3,345	6,502	5,491
	$21,510	$20,792	$42,733	$39,116
Gross Profit:
Americas	$10,170	$8,290	$18,780	$16,431
Europe	4,551	4,486	9,058	8,689
Asia Pacific	1,884	2,402	4,426	3,789
	$16,605	$15,178	$32,264	$28,909

The Company’s total assets by operating segment were as follows (in thousands):

	September 30,	March 31,
	2009	2009
Americas	$51,408	$43,537
Europe	18,868	17,969
	$70,276	$61,506

Note 11 — Subsequent Event

The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the interim financial statements for the three and six months ended September 30, 2009 were issued.

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

Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products, and accessories for use with our microcoils, which accounted for approximately 6% and 5% of our revenues in the first six months of fiscal 2010 and 2009, respectively. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia Pacific. Our products are shipped primarily from our facilities in the United States and a logistics facility in the Netherlands, to either hospitals or distributors. Revenue is generally recognized upon shipment after the receipt of a purchase order. In arrangements which specify the title transfer upon delivery, revenue is not recognized until the product is delivered. In select hospitals, our products are held on consignment, and remain on site, free of charge until used. In the case of consigned goods, revenue is recognized when a replenishment order is made.

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

Our product development efforts are primarily focused on expanding our product offerings for the hemorrhagic and ischemic stroke markets. As of September 30, 2009, we have launched nine new products in the last 24 months, including microcoils, stents, microcatheters and guidewires. During fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices, such as coils, stents and balloons, to the aneurysm. We intend to continue to pursue this non-embolic product line expansion with the goal of increasing our revenue opportunity per procedure. We also launched Cerecyte® and bare platinum versions of our DeltaPaq™ microcoil system for the treatment of cerebral aneurysms. Our DeltaPaq™ microcoil system is designed to enable physicians to achieve greater coil packing density within the aneurysm which may reduce the rate of recanalization and the need for re-treatment. The DeltaPaq™ microcoil system supplements our framing and finishing coils in the filling segment of the coil market.

Additionally, we launched the PHAROS™ Vitesse™ intracranial stent for commercial distribution in the European Union and all other countries recognizing the CE Mark. The PHAROS™ Vitesse™ is our second generation balloon-expandable stent for intracranial ischemic stenosis and wide-neck aneurysm treatment. We have received from the U.S. Food and Drug Administration (“FDA”) conditional approval of our investigational device exemption for the PHAROS™ Vitesse Intracranial Stent Study for Ischemic Therapy (“VISSIT”) study. The VISSIT study is the first industry-sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China. In the fourth quarter of fiscal 2010, we plan to fully launch the DeltaPlush™ microcoil which has been designed to be our softest finishing coil, enabling more efficient and safe aneurysm treatment. The DeltaPlush™ microcoil combines our exclusive Delta Wind™ technology with our softest platinum wire. The result is a microcoil with the softness and flexibility to find and fill gaps, helping to provide superior finishing at the aneurysm neck. It is available in bare platinum and Cerecyte®. Later in the fiscal year we expect to introduce our family of Ascent® balloon catheters, which will be used to assist interventionalists when delivering coils for the treatment of aneurysms.

We intend to continue to expand our direct sales force in North America, Europe and Asia Pacific as necessary and further increase our presence in the Asia Pacific markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and in July 2008, we received regulatory approval to sell our Cerecyte® microcoils in Japan. We recorded product sales to Goodman of $5.8 million in the first six months of fiscal 2010 and $9.3 million, $6.3 million and $8.7 million in fiscal 2009, 2008 and 2007, respectively. We plan to begin selling our products in China upon receiving regulatory and reimbursement approvals. The timing of these approvals is uncertain. We did not recognize revenues from sales in China during the first six months of fiscal 2010 and we do not anticipate recognizing revenues from China this fiscal year.

 On September 30, 2009, we terminated our distribution agreement with Beijing Tian Xin Fu Medical Appliance Co. LTD (“TXF”) and entered into a Distribution Agreement (the “IDS Distribution Agreement”) with IDS (Hong Kong) Ltd. (“ IDS ”). Pursuant to the IDS Distribution Agreement, IDS will serve as our exclusive distributor to promote and market our products of implantable and disposable medical devices used in the treatment of neurovascular diseases (the “Products”) in China.

We have incurred annual net losses since our inception, including net losses of $11.1 million, $16.3 million, and $5.5 million in fiscal 2009, 2008, and 2007, respectively. In the fourth quarter of fiscal 2009 we achieved our first profitable quarter with $0.6 million of net income and in the second quarter of fiscal 2010 we reported our third consecutive profitable quarter with $3.6 million of net income, which we achieved as result of our continued revenue growth, cost management efforts and the recognition of the deferred gain of $1.9 million in connection with the sale of non-neurological cardiac and peripheral catheter assets and technology assets to Merit. We expect to achieve profitability for the full year in fiscal 2010. There is no assurance that we will continue to be profitable in the foreseeable future as we expand our research and development, manufacturing, and sales activities and expand geographically. As of September 30, 2009, we had an accumulated deficit of $76.5 million.

As of September 30, 2009, we had cash and cash equivalents of $24.1 million. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We have a revolving line of credit with Wells Fargo Bank that provides for maximum borrowings of $15.0 million with a maturity date of August 1, 2010, amended as of May 20, 2009. As of September 30, 2009, we had outstanding borrowings of $2.5 million under the line of credit, unchanged from March 31, 2009.

Recent Developments

On August 21, 2009, we entered into the FSS Agreement. Under the terms of the FSS Agreement, Micrus and FSS will jointly develop a flow diversion product for neurovascular indications using both Micrus and FSS technology, development capabilities and intellectual property. We will be responsible for overseeing the regulatory and clinical process and will manufacture neurovascular products developed based on this collaborative agreement. The transaction includes an initial up-front payment by the Company of $0.5 million, future development and regulatory milestone payments and royalties on potential future product sales.

On September 30, 2009, we terminated our distribution agreement with TXF and entered into a Distribution Agreement with IDS. Pursuant to the IDS Distribution Agreement, IDS will serve as our exclusive distributor of implantable and disposable medical devices used in the treatment of neurovascular diseases in China.

Pursuant to the IDS Distribution Agreement, IDS will promote and market our products in China and is required to purchase a certain amount of our products over the five year term of the agreement in order to maintain its exclusive distributor status in such territories, escalating over the five year term.  The minimum purchase requirement commences on the date when our products are included in the National Reimbursement List of Interventional Medical Devices issued by the Minister of Health of the People’s Republic of China. We will supply IDS with its requirements for our products and have granted IDS a license to use certain of our trademarks in connection with IDS’ sale and distribution of our products in China. The term of the IDS Distribution Agreement is five years, subject to the right of the parties to terminate earlier based upon the occurrence of certain events. In connection with the IDS Distribution Agreement, we have also entered into an agreement with IDS whereby we have agreed to provide marketing and sales support to IDS.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	%	%	%	%
Consolidated Statements of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	23%	27%	24%	26%
Gross profit	77%	73%	76%	74%
Operating expenses:
Research and development	13%	14%	12%	15%
Sales and marketing	31%	38%	30%	41%
General and administrative	23%	31%	24%	41%
Total operating expenses	67%	83%	66%	97%
Income (loss) from operations	10%	(10)%	10%	(23)%
Interest income	0%	0%	0%	0%
Interest expense	(0)%	0%	(0)%	(0)%
Other income (expense), net	8%	(3)%	6%	(1)%
Income (loss) before income taxes	18%	(13)%	16%	(24)%
Provision (benefit) for income taxes	1%	1%	2%	(0)%
Net income (loss)	17%	(12)%	14%	(24)%

Three Months Ended September 30, 2009 and 2008

Revenues

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Americas	$12,357	$11,407	$950	8%
Europe	6,356	6,040	316	5%
Asia Pacific	2,797	3,345	(548)	(16)%
	$21,510	$20,792	$718	3%

Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. Our total revenues in the second quarter of fiscal 2010 increased as compared with the second quarter of fiscal 2009 primarily due to an increase in the number of microcoil products sold and the introduction of new embolic coil products such as the DeltaPaq™ and the DeltaPlush™ microcoil systems along with the revenues generated from sales of new non-embolic products such as the PHAROS™ Vitesse™.

Revenues from the Americas increased 8% to $12.4 million compared with the second quarter of fiscal 2009. Revenues from Europe increased 5% to $6.4 million compared with the second quarter of fiscal 2009 which was partially offset by the unfavorable impact of foreign currency exchange rates, most notably the weakening of the British pound against the U.S. dollar. Revenues from Asia Pacific decreased to $2.8 million in the second quarter of fiscal 2010 and included product sales to our distributor in Japan of $2.4 million, compared with revenues of $3.3 million in the second quarter of fiscal 2009, which included higher quarterly sales to our distributor in Japan of $3.0 million due to initial stocking orders resulting from the approvals of our stretch resistant and Cerecyte microcoil product lines. We will also begin selling our products in China upon receiving regulatory and reimbursement approvals. We did not recognize revenues from sales to China during the second quarter of fiscal 2010, and we do not anticipate recognizing revenues from sales in China this fiscal year.

Revenues from sales of embolic products increased by 5% to $20.3 million for the second quarter of fiscal 2010 as compared to revenues of $19.4 in the second quarter of fiscal 2009 primarily due to increased market penetration of the DeltaPaq™ microcoil system and the introduction of the DeltaPlush™ microcoil system, partially offset by the unfavorable impact of the weakening of the British pound against the U.S. dollar. Sales of non-embolic products during the second quarter of fiscal 2010 were approximately 6% of total revenues. We expect our embolic and non-embolic sales to increase in the future as a result of market growth and continued market penetration of products released during the past 24 months, such as our DeltaPaq™ microcoil system and new products such as our DeltaPlush™ microcoil system and Ascent® balloon catheter.

New products continue to represent an important component of our growth strategy, with 31% of our revenues in the second quarter of fiscal 2010 coming from products introduced in the past 24 months. We are pleased with the strong reception for our DeltaPaq™ microcoil system, which comprised 18% of second quarter revenues. New products such as our DeltaPaq™ filling microcoil with proprietary Delta Wind™ technology are important to our growth. In the fourth quarter of fiscal 2010, we plan to fully launch our extra-soft finishing DeltaPlush™ microcoil system, which also incorporates our proprietary Delta Wind™ technology. Later in the fiscal year, we expect to introduce our family of Ascent® balloon catheters, which will be used to assist interventionalists when delivering coils for the treatment of aneurysms. With the launch of the Neuropath® guide catheter and the launch of the Ascent® balloon catheter later this fiscal year, we will be in a position to capture an increased percentage of the hemorrhagic procedural revenue opportunity.

Gross Profit

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Cost of goods sold	$4,905	$5,614	$(709)	(13)%
Gross profit	$16,605	$15,178	$1,427	9%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, provision for estimated obsolescence or excess inventories, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROS™ stent products and royalties related to certain access device products. The decrease in cost of goods sold during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 was primarily due to increased manufacturing efficiencies that have lowered per unit costs.

Gross margin was 77% in the second quarter of fiscal 2010 compared with 73% in the second quarter of fiscal 2009. The increase was primarily due to an increase in revenue from sales of higher margin products and a higher proportion of sales to direct customers, as well as lower per unit costs. We expect our gross margin to fluctuate in future periods based on the mix of our product and distributor sales.

Operating Expenses

Research and Development

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Research and development	$2,749	$2,877	$(128)	(4)%

Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses decreased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to a decrease of $352,000 in consulting expenses, a decrease of $149,000 in material and supplies expenses, and a decrease of $104,000 in personnel costs due to lower headcount. These decreases were partially offset by a $0.5 million upfront payment to FSS to jointly develop a flow diversion product.

Sales and Marketing

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Sales and marketing	$6,629	$7,961	$(1,332)	(17)%

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses decreased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily as a result of our expense management efforts, including a decrease of $0.5 million in travel, personnel and sales incentives costs, a decrease of $279,000 in consulting costs and a decrease of $218,000 in meeting and conference costs.

General and Administrative

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
General and administrative	$5,118	$6,364	$(1,246)	(20)%

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, regulatory, insurance, and professional services. Professional services principally relate to fees for outside legal, audit and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). General and administrative expenses decreased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to a decrease of $0.6 million in legal and professional fees related to patent litigation and the United States Department of Justice monitorship, both of which were concluded as of the second quarter of fiscal 2009, a decrease of $0.5 million in personnel and travel costs primarily due to lower headcount, a decrease of $107,000 in consulting costs, as well as a decrease of $109,000 due to lower amortization of intangible assets. The lower amortization of intangible assets in the second quarter of fiscal 2010 is due to an impairment charge of $462,000 that was recorded in the fourth quarter of fiscal 2009 related to the intangible assets resulting from the acquisition of Neurologic UK Limited (“Neurologic”) in September 2005 as a result of the decline in the estimated fair value. These decreases were partially offset by an increase of $312,000 in grants and sponsorships.

Other Income (Expense), Net

	Three Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Interest and investment income	$12	$80	$(68)	(85)%
Interest expense	(29)	-	(29)	-%
Other income (expense), net	1,827	(681)	2,508	368%
Total other income (expense), net	$1,810	$(601)	$2,411	401%

Interest and investment income consists of interest earned on interest bearing accounts. Interest and investment income decreased by $68,000 in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to lower interest rates, partially offset by higher average cash and investment balances earning interest.

Interest expense consists of finance charges in connection with our line of credit at Wells Fargo Bank entered into in November 2008 and other financing arrangements. Interest expense increased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to interest charges from the outstanding borrowings of $2.5 million under the line of credit.

 Other income (expense), net consists primarily of foreign exchange gains and losses resulting from differences in exchange rates between the time of recording of the transaction and the settlement of foreign currency denominated receivables and payables. Other income (expense), net in the second quarter of fiscal 2010 also includes the recognition of a deferred gain in connection with the sale of non-neurological cardiac and peripheral catheter assets and technology assets to Merit. Other income (expense), net increased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily due to the recognition of the deferred gain of $1.9 million in connection with the Merit transaction and gains resulting from foreign currency transactions, most notably the impact of the strengthening of the U.S. dollar.

Income Taxes

	Three Months Ended September 30,
	2009	2008
	(In thousands, except percentages)
Provision for income taxes	$313	$111
Effective tax rate	8%	4%

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. The provision for income taxes we calculated differs from the amount if computed by applying the statutory United States federal tax rate principally due to the utilization of previously reserved net operating losses.

The increase in the effective tax rate for the second quarter of fiscal 2010 as compared to the same period of the prior year primarily resulted from an increase in federal and state income tax on profits arising in the United States.

As of March 31, 2009, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $40.5 million, $30.5 million and $4.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012 and the state and foreign NOLs will expire beginning in 2013. We also have federal and state research and development tax credit carryforwards of approximately $1.3 million and $1.3 million, respectively, as of March 31, 2009. The federal credits will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. We have recorded a full valuation allowance against our U.S. federal and state and our Swiss gross deferred tax assets, as our history of losses and all other evidence available to us provide uncertainty as to whether it is more likely than not that our U.S. federal and state and our Swiss gross deferred tax assets will be realized.

Six Months Ended September 30, 2009 and 2008

Revenues

	Six Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Americas	$23,513	$21,940	$1,573	7%
Europe	12,718	11,685	1,033	9%
Asia Pacific	6,502	5,491	1,011	18%
	$42,733	$39,116	$3,617	9%

The overall increase in total revenues in the first six months of fiscal 2010 as compared with the first six months of fiscal 2009 was primarily due to an increase in the number of microcoil products sold during the period.

Revenues from the Americas increased 7% to $23.5 million compared with the first six months of fiscal 2009. Revenues from Europe increased 9% to $12.7 million compared with the first six months of fiscal 2009 which was partially offset by the unfavorable impact of foreign currency exchange rates, most notably the weakening of the British pound against the U.S. dollar. Revenues from Asia Pacific increased 18% to $6.5 million in the first six months of fiscal 2010 and included product sales to our distributor in Japan of $5.8 million, compared with revenues of $5.5 million in the first six months of fiscal 2009, which included sales to our distributor in Japan of $4.8 million. We did not recognize revenues from sales to China during the first six months of fiscal 2010, and we may not recognize revenues from sales in China this fiscal year.

Revenues from the Americas include product sales to our distributors in Latin America. Revenue from Latin America decreased to $1.2 million in the first six months of fiscal 2010 compared with revenues of $2.1 million in the first six months of fiscal 2009 due to a change in our revenue recognition policy in the first quarter of fiscal 2009 for sales made to Latin American distributors from a cash collection basis to upon shipment basis (see Note 2 - Summary of Significant Accounting Policies of the “Notes to Condensed Consolidated Financial Statements,” which are included in “Part I, Item 1 – Condensed Consolidated Financial Statements (unaudited)”). As a result of the change in our revenue recognition policy for sales made to Latin American distributors, we recognized deferred revenue of approximately $0.7 million from Latin America in the first quarter of fiscal 2009.

Revenues from sales of embolic products increased by 10% to $40.5 million for the first six months of fiscal 2010 as compared to revenues of $36.9 million the first six months of fiscal 2009 primarily due to increased market penetration of the DeltaPaq™ microcoil systems, along with the introduction of the DeltaPlush™ microcoil system, partially offset by the unfavorable foreign currency impact of the British pound against the U.S. dollar. Sales of non-embolic products during the first six months of fiscal 2010 were approximately 6% of total revenues.

New products represented 29% of our revenues in the first six months of fiscal 2010 coming from products introduced in the past 24 months. Among these, our DeltaPaq™ microcoil system represented 16% of total revenues in the first six months.

Gross Profit

	Six Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Cost of goods sold	$10,469	$10,207	$262	3%
Gross profit	$32,264	$28,909	$3,355	12%

The increase in cost of goods sold during the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 was primarily related to the increase in sales of our microcoil products as well as an increase of $401,000 in inventory provisions primarily related to excess inventories for certain slow moving products, partially offset by manufacturing efficiencies that have lowered per unit costs.

Gross margin was 76% in the first six months of fiscal 2010 compared with 74% in the first six months of fiscal 2009. The increase was primarily due to an increase in revenue from sales of higher margin products as well as lower per unit costs.

 Operating Expenses

Research and Development

	Six Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Research and development	$4,963	$5,850	$(887)	(15)%

Research and development expenses decreased in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to a decrease of $0.6 million in consulting expenses, a decrease of $477,000 in personnel costs due to a change in the employee bonus program and lower headcount, and a decrease of $260,000 in material and supplies expenses. These decreases were partially offset by a $0.5 million upfront payment to FSS to jointly develop a flow diversion product.

Sales and Marketing

	Six Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Sales and marketing	$12,845	$16,079	$(3,234)	(20)%

Sales and marketing expenses decreased in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily as a result of our expense management efforts, including a decrease of $1.5 million in travel, personnel and sales incentives costs, a decrease of $0.8 million in meeting and conference costs and a decrease of $374,000 in consulting costs.

General and Administrative

	Six Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
General and administrative	$10,384	$15,926	$(5,542)	(35)%

General and administrative expenses decreased in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to a $3.7 million reduction in expenses related to legal fees and the settlement cost of the patent litigation with Boston Scientific and legal and professional fees related to the conclusion of the United States Department of Justice monitorship, a decrease of $1.2 million in personnel and travel costs due to a change in the employee bonus program and lower headcount, a decrease of $231,000 due to lower amortization of intangible assets, a decrease of $186,000 related to Sarbanes-Oxley Act compliance and a decrease of $171,000 in consulting costs.

Out of Period Adjustments

In the first quarter of fiscal 2010, we recorded adjustments to cost of goods sold, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock-based compensation expense that were not appropriately recorded in prior periods. The net adjustments resulted in our reporting $281,000 in additional pre-tax expenses. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 interim or full year consolidated financial statements nor are they expected to be material to full year fiscal 2010 results.

Other Income (Expense), Net

	Six Months Ended September 30,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Interest and investment income	$28	$190	$(162)	(85)%
Interest expense	(65)	(4)	(61)	-%
Other income (expense), net	2,596	(683)	3,279	480%
Total other income (expense), net	$2,559	$(497)	$3,056	615%

Interest and investment income decreased by $162,000 in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to lower interest rates, partially offset by higher average cash and investment balances earning interest.

Interest expense increased in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to interest charges from the outstanding borrowings of $2.5 million under the line of credit.

 Other income (expense), net increased by $3.3 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. This increase is primarily due to the recognition of the deferred gain of $1.9 million in connection with the sale of non-neurological cardiac and peripheral catheter assets and technology assets to Merit and gains resulting from foreign currency transactions, most notably the impact of the strengthening of the U.S. dollar.

Income Taxes

	Six Months Ended September 30,
	2009	2008
	(In thousands, except percentages)
Provision (benefit) for income taxes	$761	$(105)
Effective tax rate	12%	(1)%

We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period in which they occur. The provision for income taxes we calculated differs from the amount if computed by applying the statutory United States federal tax rate principally due to the utilization of previously reserved net operating losses.

 The increase in the effective tax rate for the first six months of fiscal 2010 as compared to the same period of the prior year primarily resulted from an increase in income tax on profits arising in the United States and the United Kingdom.

Liquidity and Capital Resources

	Six Months Ended September 30,
	2009	2008
Cash flow activities:	(In thousands)
Net cash provided by (used in) operating activities	$6,957	$(8,167)
Net cash used in investing activities	$(1,309)	$(5,510)
Net cash provided by financing activities	$1,046	$1,083

 Since our inception, we have funded our operations primarily through issuances of stock and related warrants, and product sales. As of September 30, 2009, we had cash and cash equivalents of $24.1 million, compared to $17.1 million at March 31, 2009. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash provided by operating activities was $7.0 million during the first six months of fiscal 2010 compared to net cash used in operating activities of $8.2 million during the first six months of fiscal 2009. Net cash provided by operating activities during the first six months of fiscal 2010 resulted primarily from net income adjusted by non-cash items such as stock-based compensation expense, depreciation and amortization, provision for excess and obsolete inventories, deferred income taxes, the recognition of the deferred gain in connection with the sale of non-neurological cardiac and peripheral catheter assets and technology assets to Merit, effect of foreign exchange rate changes on intercompany balances, and a decrease in accounts receivable, an increase in accrued liabilities due to a change in classification of contingent purchase price liability from long-term to short-term and an increase in income taxes on profits arising in the United States and United Kingdom. These factors were partially offset by an increase in inventory due to an increase in the number of consignment locations and an increase in the number of units in existing consignment locations primarily due to new products released, a decrease in accounts payable due to the timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable primarily to the payment of fiscal 2009 employee cash bonuses in the first quarter of fiscal 2010 and a decrease in other non-current liabilities primarily due to a change in classification of contingent purchase price liability from long-term to short-term.

Net cash used in operating activities during the first six months of fiscal 2009 resulted primarily from net loss adjusted by non-cash items such as stock-based compensation expense, depreciation and amortization, deferred tax benefit, provision for excess and obsolete inventories and effect of foreign exchange rate changes on intercompany balances, and an increase in accounts receivable resulting primarily from higher revenues from North America, an increase in inventory primarily due to the buildup of finished goods inventory in anticipation of future sales upon regulatory approvals of our bare platinum and Cerecyte® microcoils in Japan, an increase in prepaid expenses and other current assets, a decrease in accounts payable due to timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable to the payment of fiscal 2008 employee cash bonuses and a decrease in other non-current liabilities primarily due to a reclass of an accrued milestone payment from long-term to short-term. These factors were partially offset by an increase in accrued liabilities.

Net cash used in investing activities was $1.3 million during the first six months of fiscal 2010 compared to $5.5 million during the first six months of fiscal 2009. Net cash used in investing activities during the first six months of fiscal 2010 was related to the earn-out payment associated with the purchase of VasCon, an increase in restricted cash due to a pledged asset requirement in connection with foreign currency forward contracts and the purchase of capital equipment.

Net cash used in investing activities during the first six months of fiscal 2009 was related to the earn-out payments associated with the purchase of Neurologic and VasCon and the purchase of capital equipment.

        Net cash provided by financing activities was $1.0 million during the first six months of fiscal 2010 compared to $1.1 million during the first six months of fiscal 2009. Net cash provided by financing activities during the first six months of fiscal 2010 and 2009 consisted of proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

As discussed in Note 6 – Line of Credit of the “Notes to Condensed Consolidated Financial Statements,” which are included in “Part I, Item 1 – Condensed Consolidated Financial Statements (unaudited) of this Quarterly Report, on November 5, 2008 we entered into a Credit Agreement with Wells Fargo Bank to provide us with a revolving line of credit. The Credit Agreement provides for maximum borrowings in an amount up to $15 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. On May 20, 2009, we amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010, and adjusting the minimum limits for the financial covenants based on our financial forecast for fiscal 2010. At September 30, 2009, we had outstanding borrowings of $2.5 million under the line of credit and were in compliance with all covenants of the Credit Agreement. We believe that we will be able to maintain compliance with the debt covenants of the Credit Agreement through the fiscal year ending March 31, 2010.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The guidance is effective for fiscal years ending after December 2009. We do not expect that the adoption of the guidance will have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our second-quarter fiscal 2010 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In August 2009, the FASB issued authoritative guidance for fair value measurements and disclosures, which provide guidance for measuring fair value of the liabilities. This guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, the reporting entity is required to measure fair value using valuation techniques such as quoted price of an identical or similar liability when traded as an asset, present value technique or a market approach technique. The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The guidance further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. This guidance is effective for the first reporting period (including interim periods) beginning after its issuance.

Contractual Obligations

We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.

As of September 30, 2009, our contractual commitments were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$5,959	$1,049	$2,661	$1,026	$1,223
Purchase obligations	3,023	3,023	-	-	-
Minimum milestone payments to The Cleveland Clinic	1,500	1,500	-	-	-
Royalty payments to Vascular FX, LLC	1,021	250	750	21	-
Total	$11,503	$5,822	$3,411	$1,047	$1,223

The future earn-out payments to the former VasCon shareholders will be an amount not to exceed $10.0 million based on the sales and manufacturing performance as set forth in the asset purchase agreement. These future earn-out payments will be paid over three years. We paid the first and second year earn-out amounts of $378,000 and $0.9 million in April 2008 and June 2009, respectively.

We are required to pay The Cleveland Clinic up to $5.0 million in payments upon the achievement of certain milestones set forth in the ReVasc Agreement, with minimum milestone payments of at least $2.0 million to The Cleveland Clinic upon the earlier of achieving the milestones or October 26, 2010. The first milestone payment in the amount of $0.5 million was paid in March 2008.

We are required to pay Vascular FX, LLC (“Vascular FX”) a royalty equal to 25% of the greater of (i) the applicable aggregate mandatory minimum sales of $1.0 million or (ii) the actual net sales of our deflectable catheter product, both on an annual basis. The royalty period is six years beginning in November 2007. As of September 30, 2009, we had accrued royalty payments of approximately $204,000 to Vascular FX.

We are required to pay FSS up to $2.0 million in payments upon the achievement of certain milestones set forth in the FSS Agreement and royalties on potential future product sales.  The timing of the additional milestone payments has not yet been determined.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus Endovascular SA (“Micrus SA”), our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of Micrus Endovascular UK Limited (“Micrus UK”), our UK subsidiary, is the British pound. In Europe, our revenues are denominated in the Swiss franc, euro, British pound and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $196,000 related to our loan with Micrus SA and a $39,000 increase in our comprehensive loss from our investment in Micrus SA as of September 30, 2009. A hypothetical 10% decline in the value of the British pound versus the U.S. dollar would cause us to recognize a $0.5 million increase in our comprehensive loss from our investment in Micrus UK as of September 30, 2009. A hypothetical 10% decline in the value of the euro versus the Swiss franc would cause us to recognize a loss of $324,000 based on our foreign denominated receivables as of September 30, 2009.

In the first six months of fiscal 2010, approximately 30% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe that a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

In the second quarter of fiscal 2010, we continued to enter into foreign currency forward contracts to buy U.S. dollars to minimize the impact of the currency movements on intercompany payables for our Micrus SA subsidiary. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading.

As of September 30, 2009, we had outstanding foreign currency forward contracts to sell 400,000 euros for approximately $0.6 million, expiring through December 18, 2009. If we were to settle our euro-based contracts at the reporting date, an immaterial unrealized income or expense would need to be recognized. A sensitivity analysis of changes in the fair value of our euro forward contracts at September 30, 2009 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against the euro, the fair value of these contracts would decrease/increase by $58,000, respectively.

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

At September 30, 2009, our cash and cash equivalent balance was $24.1 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $5,000 on an annual basis.

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

(2)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The number of interventional neuroradiologists and endovascular neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe that less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the first six months of fiscal 2010, a substantial portion of our product sales in the United States were to approximately 105 hospitals. The growth in the number of interventional neuroradiologists and endovascular neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors.

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

We have been profitable for each of the last three quarters, but there is no assurance that we will continue to be profitable in the foreseeable future.

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have incurred annual net losses since our inception, including net losses of $11.1 million, $16.3 million, and $5.5 million in fiscal 2009, 2008, and 2007, respectively. In the fourth quarter of fiscal 2009 we achieved our first profitable quarter with $0.6 million of net income and in the second quarter of fiscal 2010 we reported our third consecutive profitable quarter with $3.6 million of net income. We had net income of $5.9 million for the first six months of fiscal 2010. At September 30, 2009, we had an accumulated deficit of approximately $76.5 million. There is no assurance that we will continue to be profitable in the foreseeable future as we expect our operating expenses to increase as we, among other things:

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

For these reasons, we may not be able to compete successfully against our current or potential future competitors and sales of our products and our revenues may decline

 Our sales in international markets subject us to foreign currency exchange and other risks and costs that could harm our business.

A substantial portion of our revenues is derived from outside the United States. For the fiscal years ended March 31, 2009, 2008 and 2007, revenues from customers outside the United States represented approximately 50%, 51% and 51%, respectively, of our revenues. For the first six months of fiscal 2010, revenues from customers outside the United States represented 50% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first six months of fiscal 2010, approximately 30% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the British pound.

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

We believe that our current cash position, together with the cash to be generated from expected product sales and the funds available under our credit facility (subject to compliance with conditions and covenants of the Credit Agreement) will be sufficient to meet our projected operating requirements for at least the next twelve months. However, after such period we may be required to seek additional funds from public and private stock or debt offerings, borrowings under lease lines or other sources. Our capital requirements will depend on many factors, including:

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

On November 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank to provide us with a revolving line of credit. The Credit Agreement provides for maximum borrowings outstanding at any time in an amount of up to $15.0 million. As of September 30, 2009, we had outstanding borrowings of $2.5 million under the Credit Agreement. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable.

Borrowings are secured by a first priority security interest in all of our assets (except for certain permitted liens that are senior to the Wells Fargo Bank’s security interest). At our option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The interest rate on the borrowings as of September 30, 2009 was 4.3%. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) maintaining a minimum modified quick ratio and (ii) achieving not more than a certain amount of loss through March 31, 2009, and thereafter a minimum profitability, in each case excluding certain non-cash items. On May 20, 2009, we amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on our financial forecast for fiscal 2010.

Although we were in compliance with all covenants at September 30, 2009, it is possible that we may not be in compliance or may fail to comply with certain covenants or other agreements in the future. If we are unable to meet the financial or other covenants under the Credit Agreement or negotiate future waivers or amendments of such covenants, an event of default could occur under the Credit Agreement. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, Wells Fargo Bank has available a range of remedies customary in these circumstances, including without limitation declaring all outstanding debt, together with accrued and unpaid interest thereon, to be immediately due and payable, foreclosing on the assets securing the obligations arising under the Credit Agreement and/or ceasing to provide additional revolving loans, which could have a material adverse effect on us.

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

Any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a change in its intended use, requires a new 510(k) clearance or, possibly, PMA approval. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review a manufacturer’s decision. The FDA may not agree with any of our past or future decisions regarding whether new clearances or approvals are necessary. If the FDA requires us to seek 510(k) clearance or PMA approval for any modification to a previously cleared product, we may be required to cease marketing and/or to recall the modified product until we obtain clearance or approval, and we may be subject to significant regulatory fines or penalties. Further, our products could be subject to recall if the FDA determines that our products are not safe for any reason including but not limited to new safety data from use of the product, or manufacturing defects. Any recall or FDA requirement that we seek additional approvals or clearances could result in delays, fines, costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

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

Based on shares outstanding at September 30, 2009, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 39% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The following is a tabulation of the votes on proposals considered at our annual meeting of stockholders held on September 15, 2009:

1. To elect three directors to serve on our Board of Directors for a three-year term.

	For	Withheld

Michael L. Eagle	11,576,060	88,259
Fred Holubow	11,537,327	126,992
Gregory H. Wolf	11,572,759	91,560

Michael R. Henson, L. Nelson Hopkins, M.D., John T. Kilcoyne, Francis J. Shammo and Jeffrey H. Thiel continued as directors of the Company after the annual meeting.

2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2010.

For	11,603,252
Against	8,909
Abstain	500

Item 5. Other Information.

None

Item 6. Exhibits.

See the Index to Exhibits on Page 52 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRUS ENDOVASCULAR CORPORATION

Date: November 9, 2009	By:	/s/ John T. Kilcoyne
John T. Kilcoyne
Chairman and Chief Executive Officer

Date: November 9, 2009	By:	/s/ Gordon T. Sangster
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

10.1#	Distribution Agreement, dated September 30, 2009, between Micrus Endovascular Corporation and IDS (Hong Kong) Ltd.†
31.1#	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2#	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________

# Filed herewith
† Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.