Form 10-Q
period 2009-12-31
MICRUS ENDOVASCULAR CORP
filed 2010-02-05
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 3, 2010, there were 16,152,675 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2009	2009
ASSETS
Current Assets:
Cash and cash equivalents	$28,633	$17,050
Accounts receivable, net of allowance for doubtful accounts
of $154 and $119 at December 31, 2009 and March 31, 2009, respectively	13,578	12,205
Inventories	14,190	11,857
Prepaid expenses and other current assets	1,217	1,237
Total current assets	57,618	42,349
Property and equipment, net	6,100	6,982
Goodwill	7,577	6,762
Intangible assets, net	3,741	4,684
Deferred tax assets	144	260
Other assets	470	469
Total assets	$75,650	$61,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,828	$2,138
Accrued payroll and other related expenses	4,815	5,515
Short-term borrowings	2,500	2,500
Accrued liabilities	6,827	7,877
Total current liabilities	15,970	18,030
Other non-current liabilities	515	902
Total liabilities	16,485	18,932
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value;
Authorized: 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 16,133,999 shares and 15,820,369 shares
at December 31, 2009 and March 31, 2009, respectively	161	158
Additional paid-in capital	133,853	127,121
Accumulated other comprehensive loss	(1,623)	(2,289)
Accumulated deficit	(73,226)	(82,416)
Total stockholders' equity	59,165	42,574
Total liabilities and stockholders' equity	$75,650	$61,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$22,793	$18,322	$65,526	$57,438
Cost of goods sold	5,499	4,777	15,968	14,984
Gross profit	17,294	13,545	49,558	42,454
Operating expenses:
Research and development	2,110	2,403	7,073	8,253
Sales and marketing	6,382	6,942	19,227	23,021
General and administrative	5,437	5,892	15,821	21,818
Total operating expenses	13,929	15,237	42,121	53,092
Income (loss) from operations	3,365	(1,692)	7,437	(10,638)
Interest income	10	49	38	239
Interest expense	(39)	(10)	(104)	(14)
Other income (expense), net	25	(1,006)	2,621	(1,689)
Income (loss) before income taxes	3,361	(2,659)	9,992	(12,102)
Provision (benefit) for income taxes	41	(367)	802	(472)
Net income (loss)	3,320	$(2,292)	9,190	$(11,630)
Net income (loss) per share
Basic	$0.21	$(0.15)	$0.58	$(0.74)
Diluted	$0.20	$(0.15)	$0.56	$(0.74)
Weighted-average number of shares used in per share calculations:
Basic	16,063	15,734	15,923	15,675
Diluted	16,768	15,734	16,435	15,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended December 31,
	2009	2008 (1)
Cash flows from operating activities:
Net income (loss)	$9,190	$(11,630)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,337	2,466
Provision for doubtful accounts	31	17
Loss on disposal of equipment	43	14
Gain from sale of assets and technologies in connection with Merit Transaction	(1,866)	-
Provision for excess and obsolete inventories	482	(53)
Stock-based compensation	4,790	4,307
Effect of foreign exchange rate changes on intercompany balances	(1,478)	1,557
Deferred income taxes	149	(498)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(769)	(183)
Inventories	(2,387)	(1,186)
Prepaid expenses and other current assets	75	(131)
Other assets	16	(26)
Accounts payable	(384)	(1,157)
Accrued payroll and other related expenses	(769)	(2,072)
Accrued liabilities	1,271	(243)
Other non-current liabilities	(105)	(1,071)
Net cash provided by (used in) operating activities	10,626	(9,889)

Cash flows from investing activities:
Acquisition of property and equipment	(461)	(2,500)
Proceeds from sale of assets and technologies in connection with Merit Transaction	-	1,500
Earn-out payment in connection with acquisition of VasCon, LLC	(882)	(378)
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	-	(3,454)
Net cash used in investing activities	(1,343)	(4,832)

Cash flows from financing activities:
Borrowings under bank line of credit	-	2,500
Proceeds from exercise of stock options	1,543	624
Proceeds from employee stock purchase plan	351	527
Net cash provided by financing activities	1,894	3,651

Effect of foreign exchange rate changes on cash and cash equivalents	406	(353)
Net increase (decrease) in cash and cash equivalents	11,177	(11,070)
Cash and cash equivalents at beginning of period	17,050	25,526
Cash and cash equivalents at end of period	$28,633	$14,103

Supplemental schedule of non-cash investing and financing activities:
Accrued earn-out payment associated with the purchase of VasCon, LLC	$309	$-

(1) Refer to Note 1 – Formation and Business of the Company regarding the revision of prior periods’ cash flow presentation.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Formation and Business of the Company

Micrus Endovascular Corporation (the “Company”) was incorporated under the laws of the state of Delaware in June 1996. The Company develops, manufactures and markets both implantable and disposable medical devices used in the treatment of cerebral vascular diseases. The Company’s products are used by interventional neuroradiologists, interventional neurologists, and endovascularly-trained neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis, which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.

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

The results of operations for the interim periods ended December 31, 2009 may not necessarily be indicative of the results that may be expected for the fiscal year ending March 31, 2010, or any future period.

Liquidity

On a cumulative basis, the Company has incurred net losses since its inception. While the Company has been profitable in the four most recent quarters, there are no assurances that the Company will continue to be profitable in the foreseeable future. Management believes that the Company’s current cash position as of December 31, 2009 and the cash expected to be generated from operations will be sufficient to meet the Company’s working capital and capital expenditure requirements for at least the next twelve months. To the extent that existing cash and cash generated from operations are insufficient to fund its future activities, the Company would seek to borrow funds under its credit facility. However, given that certain financial and other covenants of the Credit Agreement (see Note 6 - Line of Credit) are required to be met, these funds may not be available to the Company at such time. Accordingly, the Company may need to reduce discretionary spending and raise additional funds through public or private equity or debt financing. Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve covenants that would restrict the Company. Additional funds may not be available on terms favorable to the Company or at all. Failure to manage discretionary spending or raise additional capital as required may adversely impact the Company’s ability to achieve its intended business objectives. The Company believes that it will be able to maintain compliance with the debt covenants of the Credit Agreement through its maturity date of August 1, 2010.

Revision of prior periods' cash flows presentations

The Company previously presented the remeasurement of foreign exchange differences on intercompany balances incorrectly in “Effect of foreign exchange rate changes on cash and cash equivalents” instead of as an “Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities.” Consequently, for periods presented or prior periods to be presented, the Company is revising the impact by reclassifying the resulting amounts from “Effect of foreign exchange rate changes on cash and cash equivalents” to “Cash provided by/(used in) operating activities.”  This revision does not impact the Company's previously reported overall net change in cash and cash equivalents in its consolidated statements of cash flows for any period presented.  The Company does not believe these adjustments are material to any of the periods impacted. This item has been adjusted in this Form 10-Q and will also be adjusted in the consolidated statements of cash flows for the fiscal years 2008 and 2009, nine months period ended December 31, 2008 and three months period ended June 30, 2009. The impact on the Company's consolidated statements of cash flows data is as follows (in thousands):

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

Out of period adjustments

During the three months ended June 30, 2009, the Company recorded adjustments to cost of goods sold, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock-based compensation expense that were not correctly recorded in prior periods. The net adjustments resulted in the Company reporting $281,000 in additional pre-tax expenses. These adjustments reduced earnings per share by $0.02 for the nine months ended December 31, 2009. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 interim or full year consolidated financial statements nor are they expected to be material to full year fiscal 2010 results.

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

Revenue recognition – sales made to Latin American distributors

Sales to the Company’s Latin American distributors are made according to similar contractual terms as sales to other distributors. However, due to historically longer delays in receiving payments and a higher level of write-offs relating to our Latin American distributors, the Company had concluded that through March 31, 2008 collectibility was not reasonably assured at the time that the distributor took title to the inventory. Accordingly, the Company had recognized revenues from its sales to Latin American distributors when cash was collected. The Company has evaluated its experience with its Latin American distributors and has concluded that collectibility is now reasonably assured upon shipment, and began recognizing revenue upon shipment to these distributors beginning in the quarter ended June 30, 2008. Revenues recognized upon shipment to the Company’s Latin American distributors were $0.8 million and $2.0 million for the three and nine months ended December 31, 2009, respectively, compared with revenues of $482,000 and $1.9 million for the three and nine months ended December 31, 2008, respectively. Additionally, the deferred revenue balance at March 31, 2008 of $0.7 million for these distributors and the related cost of goods sold of $273,000 that had been deferred were recognized as revenue and cost of goods sold, respectively, in the three months ended June 30, 2008.

Product warranty

Once a sale has occurred, the customer has no right of return and the Company provides its customers with limited warranty rights. To date, product returns under warranty have not been significant. The warranty accrual as of December 31, 2009 and March 31, 2009 was insignificant to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was insignificant to the Company’s results of operations and cash flows.

Foreign currency transactions

Other income (expense), net, includes foreign currency gains or losses related to a loan with the Company’s Swiss subsidiary, and currency gains or losses resulting from differences in exchange rates between the time of recording of the transaction and the cash settlement of foreign currency denominated receivables and payables. The Company recorded currency losses of $40,000 for the three months ended December 31, 2009 and currency gains of $0.8 million for the nine months ended December 31, 2009 compared with currency losses of $0.9 million and $1.6 million for the three and nine months ended December 31, 2008, respectively.

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. Accumulated other comprehensive loss as of December 31, 2009 and March 31, 2009 was comprised of foreign currency translation adjustments and a Swiss pension plan benefit adjustment. Total comprehensive income for the three and nine months ended December 31, 2009 was $3.3 million and $9.9 million, respectively. This included other comprehensive income (loss) of ($35,000) and $0.7 million, respectively, related to foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended December 31, 2008 was $3.7 million and $13.3 million, respectively. This included other comprehensive loss of $1.5 million and $1.7 million, respectively, related to foreign currency translation adjustments.

Net income (loss) per share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential dilutive common shares, including stock options and restricted stock units.

Anti-dilutive securities

The following outstanding stock options and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	December 31,
	2009	2008
Shares issuable upon exercise of common stock options	2,021	4,059
Shares issuable upon settlement of restricted stock units	-	4
Shares issuable under employee stock purchase plan	50	28
	2,071	4,091

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

The Company entered into foreign currency forward contracts to buy U.S. dollars at fixed intervals in the retail market in an over-the-counter environment. As of December 31, 2009, the Company had foreign currency forward contracts to sell 200,000 euros in exchange for approximately $300,000 U.S. dollars maturing in January through February 2010. The counterparty to these contracts is UBS AG. The Company’s foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment. The Company recorded the fair value of the contracts in current assets on its consolidated balance sheet as of December 31, 2009. The Company recorded a net realized gain of approximately $24,000 and $15,000 for the three and nine months ended December 31, 2009, respectively.

The Swiss pension plan unfunded benefit obligation is classified within Level 3 since there is no observable market for the asset or liability.

The following table presents assets and liabilities measured at fair value on a recurring basis at December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$23,623	$-	$-	$23,623
Foreign currency forward contracts	-	13	-	13
	$23,623	$13	$-	$23,636

Liabilities:
Swiss pension plan unfunded benefit obligation	$-	$-	$164	$164

The following table summarizes the change in fair value of Level 3 financial liabilities (in thousands):

Level 3
Fair value at beginning of fiscal year	$148
Change due to foreign currency translation	16
Fair value at end of period	$164

Note 5 — Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Raw materials	$2,336	$1,918
Work-in-progress	2,001	1,968
Finished goods	3,493	2,741
Consigned inventory	6,360	5,230
	$14,190	$11,857

Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until purchased by the customer, generally when used in a medical procedure.

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Computer equipment and software	$1,790	$1,955
Furniture, fixtures and equipment	7,595	7,542
Leasehold improvements	2,159	2,132
Construction in progress	242	108
Total cost	11,786	11,737
Less accumulated depreciation and amortization	(5,686)	(4,755)
	$6,100	$6,982

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Balance at beginning of fiscal year	$6,762	$8,549
Addition related to earn-out payment in connection with acquisition of Neurologic UK Ltd.	-	457
Foreign currency translation	815	(2,244)
Balance at end of period	$7,577	$6,762

All of the Company’s goodwill has been allocated to the United Kingdom reporting unit.

Intangible assets, net

Intangible assets, net, consisted of the following (in thousands):

		Gross Carrying Amount			Accumulated Amortization				Net
	Useful Life	March 31,	Foreign currency	December 31,	March 31,	(Additions)	Foreign currency	December 31,	December 31,	March 31,
	(Years)	2009	translation	2009	2009		translation	2009	2009	2009
Existing process technology	7	$4,590	$-	$4,590	$(1,530)	$(492)	$-	$(2,022)	$2,568	$3,060
Distribution agreements	5	1,558	187	1,745	(1,278)	(160)	(154)	(1,592)	153	280
Capitalized license fee	7	1,565	-	1,565	(559)	(168)	-	(727)	838	1,006
Patents - microcoil	10	1,100	-	1,100	(990)	(82)	-	(1,072)	28	110
Non-compete agreements	6	444	53	497	(325)	(41)	(38)	(404)	93	119
Customer relationships	5	609	75	684	(500)	(63)	(60)	(623)	61	109
		$9,866	$315	$10,181	$(5,182)	$(1,006)	$(252)	$(6,440)	$3,741	$4,684

Amortization of intangible assets included in the Company’s results of operations is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of goods sold	$220	$220	$660	$660
Operating expenses	116	220	346	653
	$336	$440	$1,006	$1,313

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ending March 31,	Amortization
2010 (remaining 3 months)	$335
2011	1,073
2012	905
2013	879
2014	549
$3,741

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Accrued bonuses	$883	$1,437
Accrued salaries	814	1,106
Accrued vacation	2,132	2,000
Accrued commissions	616	544
Accrued payroll taxes	370	428
	$4,815	$5,515

Accrued liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Milestone payments to The Cleveland Clinic	$1,500	$1,500
Sales tax and VAT payable	1,016	876
Income taxes payable	652	-
Professional fees	553	277
Raw material inventory receipts not invoiced	457	363
Earn-out payment in connection with acquisition of VasCon	309	886
Travel and entertainment	274	270
Clinical trial expenses	268	217
Royalties	136	169
Deferred gain from Merit Transaction	-	1,866
Other	1,662	1,453
	$6,827	$7,877

On January 31, 2008, the Company entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit Medical Systems, Inc. (“Merit”) pursuant to which the Company sold its non-neurological, cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by the Company in November 2006 in connection with its purchase of VasCon, LLC (“VasCon”). Pursuant to the Merit Agreement, the Company received an up-front payment of $1.5 million and received an additional payment of $1.5 million in December 2008 upon the completion of its obligation to help Merit build a production line for coronary guide catheters and get it fully operational. Though certain elements of this transaction (namely the acquired assets and licensing rights, and the production line assistance for coronary guide catheters) had been delivered as of March 31, 2009, the Company was still obligated to deliver the regulatory documentation and production line assistance for the peripheral guiding sheaths and/or cardiovascular microcatheters. Because the Company lacked the ability to separate the multiple obligations of this transaction, the up-front payment of $1.5 million and the additional payment of $1.5 million, net of direct and incremental costs incurred and the net book value of assets transferred to Merit, had been deferred until such time as all obligations of the transaction were delivered. The Company’s remaining obligations to Merit terminated on September 30, 2009 and therefore, the deferred gain of $1.9 million was recognized as other income in the quarter ended September 30, 2009.

The Company is required to pay The Cleveland Clinic Foundation (“The Cleveland Clinic”) up to $5.0 million in payments upon the achievement of certain milestones set forth in the Stock Purchase Agreement with The Cleveland Clinic dated October 26, 2007 (the “ReVasc Agreement”). The Company paid a $0.5 million milestone payment in March 2008. The Company has accrued an additional $1.5 million as of December 31, 2009 for milestone payments that will become due by October 26, 2010, regardless of whether the related milestones are achieved.

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2009	2009
Swiss pension plan unfunded benefit obligation	$164	$148
Income taxes payable	99	74
Deferred revenue from Goodman Co., Ltd. distribution agreement	84	169
Contingent purchase price in connection with acquisition of VasCon	-	332
Other non-current liabilities	168	179
	$515	$902

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

At the Company’s option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The interest rate on the borrowings as of December 31, 2009 was 4.3%. The Credit Agreement requires that the Company comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) a minimum modified quick ratio and (ii) a minimum profitability, excluding certain non-cash items. On May 20, 2009, the Company amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on the Company’s financial forecast for fiscal 2010.

At December 31, 2009, the Company had outstanding borrowings of $2.5 million under the line of credit and was in compliance with all covenants of the Credit Agreement.

Note 7 — Income Taxes

The Company recorded a provision for income taxes of approximately $41,000 and $0.8 million for the three and nine months ended December 31, 2009, respectively. The provision for the three months ended December 31, 2009 was partially offset by a reduction in the U.S federal income tax due to recently passed legislation enabling the Company to utilize additional net operating loss carryforwards for Alternative Minimum Tax purposes.

As of March 31, 2009, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $49.4 million, $30.5 million and $4.6 million, respectively, which are available to reduce future taxable income. The federal NOLs will expire at various dates beginning in 2012, and the state and foreign NOLs will expire beginning in 2013. The Company also has federal and state research and development tax credit carryforwards of approximately $1.6 million and $1.4 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. The Company has recorded a full valuation allowance against its U.S. federal and state gross deferred tax assets, as the Company's history of losses and all other evidence available provide uncertainty as to whether it is more likely than not that its U.S. federal and state gross deferred tax assets will be realized.

Since the adoption of the FASB’s authoritative guidance for accounting for uncertainty in income taxes, the Company has recognized a $431,000 increase in its unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. At December 31, 2009, the Company had $23,000 of accrued interest or penalties related to tax contingencies.

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

Note 9 — Stock-based Compensation

Stock options

The Company’s stock option program is intended to retain our executives and other key employees and to provide them additional incentives to maximize long-term stockholder value. The Company considers the stock option program critical to its operations and productivity. As of December 31, 2009, the Company has two stock option plans: the 1998 Stock Plan (the “1998 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options were granted under the 1998 Plan.

As of December 31, 2009, there were 896,392 outstanding options under the 1998 Plan. As of December 31, 2009, there were 4,834,280 remaining shares reserved for issuance under the 2005 Plan, of which 1,462,256 were available for grant and 3,372,024 shares were subject to outstanding options. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.

2005 Employee Stock Purchase Plan

The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s initial public offering. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of December 31, 2009, there were 711,990 shares reserved for issuance under the Purchase Plan.

Stock-based compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Employee Stock Option Plans
Expected term (in years)	6	6	6	6
Volatility	45%	40%	44%	35%
Risk-free interest rate	2.6%	2.9%	2.6%	3.2%
Expected dividend yield	0%	0%	0%	0%
Weighted average fair value at date of grant	$5.99	$4.89	$4.47	$4.65

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5	0.5	0.5
Volatility	50%	41%	50%	45%
Risk-free interest rate	0.3%	1.9%	0.3%	2.5%
Expected dividend yield	0%	0%	0%	0%

The fair value of each purchase right granted under the Company’s Purchase Plan during the three and nine months ended December 31, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

The stock-based compensation expense included in the results of operations is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of goods sold	$156	$188	$457	$450
Research and development	138	95	548	435
Sales and marketing	365	272	1,231	1,112
General and administrative	793	642	2,554	2,310
	$1,452	$1,197	$4,790	$4,307

Approximately $16,000 in stock-based compensation expense has been capitalized in inventory for the nine months ended December 31, 2009 as compared to $25,000 that has been released from inventory for the nine months ended December 31, 2008.

As of December 31, 2009, there was approximately $7.8 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted-average amortization period of 2.33 years for employee stock options.

General stock option information

The following table sets forth the summary of stock options activity for the nine months ended December 31, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at March 31, 2009	4,018	$12.69
Options granted	726	$9.77
Options exercised	(242)	$6.38
Options forfeited	(151)	$15.68
Options expired	(83)	$18.40
Options outstanding at December 31, 2009	4,268	$12.34	6.9	$17,074

Options exercisable at December 31, 2009	2,783	$12.13	6.1	$11,877

The total aggregate intrinsic value of options exercised during the three months ended December 31, 2009 and 2008 was $1.0 million and $22,000, respectively. The total aggregate intrinsic value of options exercised during the nine months ended December 31, 2009 and 2008 was $1.5 million and $299,000, respectively. The closing market value per share of the Company’s common stock as of December 31, 2009 was $15 per share as reported by The NASDAQ Stock Market.

The following table sets forth the summary of restricted stock units activity for the nine months ended December 31, 2009:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Non-vested restricted stock units at March 31, 2009	4	$-
Awarded	-	$-
Released	(4)	$-
Forfeited	-	$-
Non-vested restricted stock units at December 31, 2009	-	$-	0.0	$-

 Note 10 — Segment and Geographic Information

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
United States	$11,015	$9,889	$32,331	$28,906
Japan	2,460	1,477	8,247	6,302
United Kingdom	1,743	1,715	5,082	5,903
Rest of the world	7,575	5,241	19,866	16,327
	$22,793	$18,322	$65,526	$57,438

The Company’s long lived assets, excluding goodwill and intangible assets, by geographic area were as follows (in thousands):

	December 31,	March 31,
	2009	2009
United States	$5,830	$6,691
United Kingdom	64	69
Rest of the world	206	222
	$6,100	$6,982

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which are primarily based on geographic location. The Company has determined it operates in three business segments: the Americas, Europe and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. Prior to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009, the Company’s Europe (excluding the United Kingdom) and the United Kingdom reporting units were segregated as two business segments. Prior year information in the tables that follow has been conformed to the current year classification.

Revenues and gross profit for these segments were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues:
Americas	$12,554	$10,788	$36,067	$32,728
Europe	7,432	5,664	20,150	17,349
Asia Pacific	2,807	1,870	9,309	7,361
	$22,793	$18,322	$65,526	$57,438
Gross Profit:
Americas	$10,070	$8,170	$28,850	$24,601
Europe	5,388	4,078	14,446	12,767
Asia Pacific	1,836	1,297	6,262	5,086
	$17,294	$13,545	$49,558	$42,454

         The Company’s total assets by operating segment were as follows (in thousands):

	December 31,	March 31,
	2009	2009
Americas	$55,705	$43,537
Europe	19,945	17,969
	$75,650	$61,506

Note 11 — Subsequent Events

The Company has performed an evaluation of subsequent events through February 5, 2010, which is the date the interim financial statements for the three and nine months ended December 31, 2009 were issued.

On January 8, 2010, the Company entered into an Exclusive License and Option Agreement (the “BSI Agreement”) with Bay Street Medical, Inc. (“BSI”). Pursuant to the terms of the BSI Agreement, BSI granted the Company a worldwide exclusive license and option to purchase intellectual property assets held by BSI related to its proprietary stent delivery and locking technology (the “BSI Assets”). The transaction included an initial up-front payment of $0.5 million and the exclusive license agreement will terminate in six months following the effective date of the BSI Agreement unless the Company exercises an option to extend the exclusive license for an additional six months upon paying to BSI an option payment of $0.5 million. The Company has the option to purchase the BSI Assets before the option period ends pursuant to an Asset Purchase Agreement that will be an addendum to the BSI Agreement. Under the terms of the Asset Purchase Agreement, the Company would be required to pay an initial purchase payment of $1.0 million, a future sales-based milestone payment and royalties on future product sales.

The initial up-front payment of $0.5 million was recorded as research and development expense upon the effective date of the BSI Agreement. Any additional payments will be recorded when triggered and the appropriate accounting treatment, whether to capitalize these costs or recognize them as expense, will be determined at that time.

On January 19, 2010, the Company paid The Cleveland Clinic a milestone payment of $2.0 million pursuant to the ReVasc Agreement. The amount has been capitalized into intangible assets.

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

Overview

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and endovascularly-trained  neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis, which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe that our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils anatomically conform and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease including microcatheters, occlusion balloon catheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists, interventional neurologists and endovascularly-trained neurosurgeons, and by entering new geographic territories in Asia Pacific where we commenced selling our products in Japan through our distribution partner, Goodman, Co., Ltd. (“Goodman”), in March 2006. We also plan to market our products in China upon receiving regulatory and reimbursement approvals.

Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products, and accessories for use with our microcoils, which accounted for approximately 6% of our revenues in the first nine months of both fiscal 2010 and 2009. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia Pacific. Our products are shipped primarily from our facilities in the United States and a logistics facility in the Netherlands, to either hospitals or distributors. Revenue is generally recognized upon shipment after the receipt of a purchase order. In arrangements which specify the title transfer upon delivery, revenue is not recognized until the product is delivered. In select hospitals, our products are held on consignment, and remain on site, free of charge until used. In the case of consigned goods, revenue is recognized when a replenishment order is made.

We anticipate that our cost of goods sold will generally increase in absolute dollars during those quarters in which our sales increase or in which we incur additional manufacturing costs in anticipation of the commercial introduction of new products. Furthermore, our gross margin percentage may decrease in those quarters in which we initiate sales of new products or product lines, or enter new geographic territories. Our gross margin percentage may also decrease in those quarters in which we have a higher proportion of sales to distributors with lower average selling prices.

Our development efforts are primarily focused on expanding our product offerings for the hemorrhagic and ischemic stroke markets. As of December 31, 2009, we have launched seven new products in the last 24 months, including microcoils, stents, microcatheters and guidewires. During fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices, such as microcoils, stents and balloons, to the aneurysm. We intend to continue to pursue this non-embolic product line expansion with the goal of increasing our revenue opportunity per procedure. We also launched Cerecyte® and bare platinum versions of our DeltaPaq™ microcoil for the treatment of cerebral aneurysms. Our DeltaPaq™ microcoil is based on the proprietary Delta Wind™ technology which is designed to enable physicians to achieve greater coil packing density within the aneurysm which may reduce the rate of recanalization and the need for re-treatment. The DeltaPaq™ microcoil supplements our framing and finishing coils in the filling segment of the coil market.

Additionally, we launched the PHAROS® Vitesse™ intracranial stent for commercial distribution in the European Union and all other countries recognizing the CE Mark. The PHAROS® Vitesse™ is our second generation balloon-expandable stent for intracranial ischemic stenosis and wide-neck aneurysm treatment. We have received from the U.S. Food and Drug Administration (“FDA”) conditional approval of our investigational device exemption for the PHAROS® Vitesse™ Intracranial Stent Study for Ischemic Therapy (“VISSIT”) study. The VISSIT study is the first industry-sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China. In the fourth quarter of fiscal 2010, we are fully launching the DeltaPlush™ microcoil which has been designed to be our softest finishing coil, enabling more efficient and safe aneurysm treatment. The DeltaPlush™ microcoil combines our exclusive Delta Wind™ technology with our softest platinum wire. The result is a microcoil with the softness and flexibility to find and fill gaps, helping to provide superior finishing at the aneurysm neck. It is available in bare platinum and Cerecyte®. In January of 2010, we launched our Ascent® occlusion balloon catheter which is intended for use in the blood vessels of the peripheral and neurovasculature where temporary occlusion is desired. The Ascent® balloon catheter offers a vessel selective technique of temporary arterial occlusion which is useful in selectively stopping or controlling blood flow.

We intend to continue to expand our direct sales force in North America, Europe and Asia Pacific as necessary and further increase our presence in the Asia Pacific markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and in July 2008, we received regulatory approval to sell our Cerecyte® microcoils in Japan. We recorded product sales to Goodman of $8.2 million in the first nine months of fiscal 2010 and $9.3 million, $6.3 million and $8.7 million in fiscal 2009, 2008 and 2007, respectively. We plan to begin selling our products in China upon receiving regulatory and reimbursement approvals. The timing of these approvals is uncertain. We did not recognize revenues from sales in China during the first nine months of fiscal 2010 and we do not anticipate recognizing revenues from sales in China in this fiscal year.

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

We have incurred annual net losses since our inception, including net losses of $11.1 million, $16.3 million, and $5.5 million in fiscal 2009, 2008, and 2007, respectively. In the fourth quarter of fiscal 2009 we achieved our first profitable quarter with $0.6 million of net income and in the third quarter of fiscal 2010 we reported our fourth consecutive profitable quarter with $3.3 million of net income, which we achieved as result of our continued revenue growth and effective cost management. Net income for the first nine months ended December 31, 2009 was $9.2 million, and we expect to achieve profitability for the full year in fiscal 2010. There is no assurance that we will continue to be profitable in the foreseeable future as we expand our research and development, manufacturing, and sales activities and enter new geographic territories. As of December 31, 2009, we had an accumulated deficit of $73.2 million.

As of December 31, 2009, we had cash and cash equivalents of $28.6 million. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. We have a revolving line of credit with Wells Fargo Bank that provides for maximum borrowings of $15.0 million with a maturity date of August 1, 2010, amended as of May 20, 2009. As of December 31, 2009, we had outstanding borrowings of $2.5 million under the line of credit, unchanged from March 31, 2009.

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

On January 8, 2010, we entered into an Exclusive License and Option Agreement (the “BSI Agreement”) with Bay Street Medical, Inc. (“BSI”). Pursuant to the terms of the BSI Agreement, BSI granted us a worldwide exclusive license and option to purchase intellectual property assets held by BSI related to its proprietary stent delivery and locking technology (the “BSI Assets”). The transaction included an initial up-front payment of $0.5 million and the exclusive license agreement will terminate in six months following the effective date of the BSI Agreement unless we exercise an option to extend the exclusive license for an additional six months upon paying to BSI an option payment of $0.5 million. We have the option to purchase the BSI Assets before the option period ends pursuant to an Asset Purchase Agreement that will be an addendum to the BSI Agreement. Under the terms of the Asset Purchase Agreement, we would be required to pay an initial purchase payment of $1.0 million, a future sales-based milestone payment and royalties on future product sales.

On January 19, 2010, we paid The Cleveland Clinic a milestone payment of $2.0 million pursuant to the ReVasc Agreement.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the three and nine months ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	%	%	%	%
Consolidated Statements of Operations Data:
Revenues	100%	100%	100%	100%
Cost of goods sold	24%	26%	24%	26%
Gross profit	76%	74%	76%	74%
Operating expenses:
Research and development	9%	13%	11%	14%
Sales and marketing	28%	38%	30%	40%
General and administrative	24%	32%	24%	38%
Total operating expenses	61%	83%	65%	92%
Income (loss) from operations	15%	(9)%	11%	(18)%
Interest income	0%	0%	0%	0%
Interest expense	0%	0%	0%	(0)%
Other income (expense), net	0%	(6)%	4%	(3)%
Income (loss) before income taxes	15%	(15)%	15%	(21)%
Provision (benefit) for income taxes	0%	2%	1%	(1)%
Net income (loss)	15%	(13)%	14%	(20)%

Three Months Ended December 31, 2009 and 2008

Revenues

	Three Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Americas	$12,554	$10,788	$1,766	16%
Europe	7,432	5,664	1,768	31%
Asia Pacific	2,807	1,870	937	50%
	$22,793	$18,322	$4,471	24%

Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. Our total revenues in the third quarter of fiscal 2010 increased as compared with the third quarter of fiscal 2009 primarily due to an increase in the number of microcoil products sold and the introduction of new embolic coil products such as the DeltaPaq™ and the DeltaPlush™ microcoils along with the revenues generated from sales of new non-embolic products such as the PHAROS® Vitesse™ intracranial stent.

Revenues from the Americas increased 16% to $12.6 million compared with the third quarter of fiscal 2009. Revenues from Europe increased 31% to $7.4 million compared with the third quarter of fiscal 2009. The revenues increased in the Arnericas and Europe primarily due to continued market penetration of the DeltaPaq™ microcoil and the introduction of the DeltaPlush™ microcoil. Revenues from Asia Pacific increased to $2.8 million in the third quarter of fiscal 2010 and included product sales to our distributor in Japan of $2.5 million, compared with revenues of $1.9 million in the third quarter of fiscal 2009, which included higher quarterly sales to our distributor in Japan of $1.5 million due to an increase in the number of Cerecyte® microcoil products sold during the quarter. We will also begin selling our products in China upon receiving regulatory and reimbursement approvals. We did not recognize revenues from sales to China during the third quarter of fiscal 2010, and we do not anticipate recognizing revenues from sales in China in this fiscal year.

Revenues from sales of embolic products increased by 27% to $21.5 million for the third quarter of fiscal 2010 as compared to revenues of $16.9 million in the third quarter of fiscal 2009 primarily due to increased market penetration of the DeltaPaq™ microcoil and the introduction of the DeltaPlush™ microcoil. Sales of non-embolic products were 6% of our total revenues in the third quarter of both fiscal 2010 and 2009. We expect our embolic and non-embolic sales to increase in the future as a result of market growth and continued market penetration of products released during the past 24 months, such as our DeltaPaq™ microcoil and new products such as our DeltaPlush™ microcoil and Ascent® occlusion balloon catheter.

New products continue to represent an important component of our growth strategy, with 28% of our revenues in the third quarter of fiscal 2010 coming from products introduced in the past 24 months. We are pleased with the strong reception for our DeltaPaq™ microcoil, which comprised 18% of third quarter revenues. New products such as our DeltaPaq™ filling microcoil with proprietary Delta Wind™ technology are important to our growth. In the fourth quarter of fiscal 2010, we are fully launching our extra-soft finishing DeltaPlush™ finishing microcoil, which also incorporates our proprietary Delta Wind™ technology and our family of Ascent® occlusion balloon catheters, which will be used to assist interventionalists when delivering coils for the treatment of aneurysms. With the launch of the Neuropath® guide catheter and the Ascent® occlusion balloon catheter, we will be in a position to capture an increased percentage of the hemorrhagic procedural revenue opportunity.

Gross Profit

	Three Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Cost of goods sold	$5,499	$4,777	$722	15%
Gross profit	$17,294	$13,545	$3,749	28%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, provision for estimated obsolescence or excess inventories, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROS® stent products and royalties related to certain access device products. The increase in cost of goods sold during the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 was primarily due to an increase in sales of our microcoil products as well as an increase of $134,000 in inventory provisions primarily related to expiring products.

Gross margin was 76% in the third quarter of fiscal 2010 compared with 74% in the third quarter of fiscal 2009. The increase was primarily due to an increase in revenue from sales of higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product and distributor sales.

Operating Expenses

Research and Development

	Three Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Research and development	$2,110	$2,403	$(293)	(12)%

Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses decreased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to a decrease of $258,000 in personnel costs due to lower headcount and a decrease of $183,000 in material and supplies expenses. These decreases were partially offset by an increase of $187,000 in consulting fees and product testing.

Sales and Marketing

	Three Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Sales and marketing	$6,382	$6,942	$(560)	(8)%

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses decreased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily as a result of our expense management efforts, including a decrease of $343,000 in travel and personnel costs, a decrease of $239,000 in meeting and conference costs and a decrease of $151,000 in consulting costs. These decreases were partially offset by an increase of $176,000 in sales incentives resulting from the higher level of sales during the quarter.

General and Administrative

	Three Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
General and administrative	$5,437	$5,892	$(455)	(8)%

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, regulatory, insurance, and professional services. Professional services principally relate to fees for outside legal, audit and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). General and administrative expenses decreased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to a decrease of $447,000 in legal and professional fees.

Other Income (Expense), Net

	Three Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Interest income	$10	$49	$(39)	(80)%
Interest expense	(39)	(10)	(29)	290%
Other income (expense), net	25	(1,006)	1,031	(102)%
Total other income (expense), net	$(4)	$(967)	$963	(100)%

Interest and investment income consists of interest earned on interest bearing accounts. Interest and investment income decreased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to lower interest rates, partially offset by higher average cash and investment balances earning interest.

Interest expense consists of finance charges in connection with our line of credit at Wells Fargo Bank entered into in November 2008 and other financing arrangements. Interest expense increased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to interest charges from the outstanding borrowings of $2.5 million under the line of credit.

 Other income (expense), net, consists primarily of foreign exchange gains and losses resulting from differences in exchange rates between the time of recording of the transaction and the settlement of foreign currency denominated receivables and payables. Other income (expense), net, increased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to losses resulting from the remeasurement of foreign currency transactions in the third quarter of fiscal 2009.

Income Taxes

	Three Months Ended December 31,
	2009	2008
	(In thousands, except percentages)
Provision (benefit) for income taxes	$41	$(367)
Effective tax rate	1%	(14)%

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

The increase in the effective tax rate for the third quarter of fiscal 2010 as compared to the same period of the prior year primarily resulted from an increase in income tax on profits arising in the United States and Switzerland. The provision for income tax for the three months ended December 31, 2009 was partially offset by a reduction in the U.S federal income tax due to recently passed legislation enabling us to utilize additional net operating loss carryforwards for Alternative Minimum Tax purposes.

As of March 31, 2009, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $49.4 million, $30.5 million and $4.6 million, respectively. The federal NOLs will expire at various dates beginning in 2012 and the state and foreign NOLs will expire beginning in 2013. We also have federal and state research and development tax credit carryforwards of approximately $1.6 million and $1.4 million, respectively. The federal tax credit carryforwards will expire beginning in 2012. The state tax credit carryforwards can be carried forward indefinitely. We have recorded a full valuation allowance against our U.S. federal and state gross deferred tax assets, as our history of losses and all other evidence available to us provide uncertainty as to whether it is more likely than not that our U.S. federal and state gross deferred tax assets will be realized.

Nine Months Ended December 31, 2009 and 2008

Revenues

	Nine Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Americas	$36,067	$32,728	$3,339	10%
Europe	20,150	17,349	2,801	16%
Asia Pacific	9,309	7,361	1,948	26%
	$65,526	$57,438	$8,088	14%

The overall increase in total revenues in the first nine months of fiscal 2010 as compared with the first nine months of fiscal 2009 was primarily due to an increase in the number of microcoil products sold during the period and the introduction of new embolic coil products such as the DeltaPaq™ and the DeltaPlush™ microcoils along with the revenues generated from sales of new non-embolic products such as the PHAROS® Vitesse™ intracranial stent.

Revenues from the Americas increased 10% to $36.1 million compared with the first nine months of fiscal 2009. Revenues from Europe increased 16% to $20.2 million compared with the first nine months of fiscal 2009. The revenues increased in the Americas and Europe primarily due to continued market penetration of the DeltaPaq™ microcoil and the introduction of the DeltaPlush™ microcoil. Revenues from Asia Pacific increased 26% to $9.3 million in the first nine months of fiscal 2010 and included product sales to our distributor in Japan of $8.2 million, compared with revenues of $7.4 million in the first nine months of fiscal 2009, which included sales to our distributor in Japan of $6.3 million. We did not recognize revenues from sales to China during the first nine months of fiscal 2010, and we do not anticipate recognizing revenues from sales in China in this fiscal year.

Revenues from the Americas include product sales to our distributors in Latin America. Revenue from Latin America decreased to $2.0 million in the first nine months of fiscal 2010 compared with revenues of $2.6 million in the first nine months of fiscal 2009 due to a change in our revenue recognition policy in the first quarter of fiscal 2009 for sales made to Latin American distributors from a cash collection basis to upon shipment basis (see Note 2 - Summary of Significant Accounting Policies of the “Notes to Condensed Consolidated Financial Statements,” which are included in “Part I, Item 1 – Condensed Consolidated Financial Statements (unaudited)”). As a result of the change in our revenue recognition policy for sales made to Latin American distributors, we recognized deferred revenue of approximately $0.7 million from Latin America in the first quarter of fiscal 2009.

Revenues from sales of embolic products increased by 15% to $61.9 million for the first nine months of fiscal 2010 as compared to revenues of $53.8 million the first nine months of fiscal 2009 primarily due to increased market penetration of the DeltaPaq™ microcoil, along with the introduction of the DeltaPlush™ microcoil. Sales of non-embolic products were  6% of total revenues in the first nine months of both fiscal 2010 and 2009.

New products represented 23% of our revenues in the first nine months of fiscal 2010 coming from products introduced in the past 24 months. Among these, our DeltaPaq™ microcoil represented 17% of total revenues in the first nine months of fiscal 2010.

Gross Profit

	Nine Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Cost of goods sold	$15,968	$14,984	$984	7%
Gross profit	$49,558	$42,454	$7,104	17%

The increase in cost of goods sold during the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 was primarily related to the increase in sales of our microcoil products as well as an increase of $0.6 million in inventory provisions primarily related to excess inventories for certain slow moving products.

Gross margin was 76% in the first nine months of fiscal 2010 compared with 74% in the first nine months of fiscal 2009. The increase was primarily due to an increase in revenue from sales of higher margin products.

 Operating Expenses

 Research and Development

	Nine Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Research and development	$7,073	$8,253	$(1,180)	(14)%

Research and development expenses decreased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to a decrease of $0.9 million in personnel costs due to a change in the employee bonus program and lower headcount and a decrease of $430,000 in material and supplies expenses. These decreases were partially offset by an increase of $359,000 primarily due to a $0.5 million upfront payment to FSS to jointly develop a flow diversion product.

Sales and Marketing

	Nine Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Sales and marketing	$19,227	$23,021	$(3,794)	(16)%

Sales and marketing expenses decreased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily as a result of our expense management efforts, including a decrease of $1.6 million in travel and personnel costs, a decrease of $1.0 million in meeting and conference costs and a decrease of $0.5 million in consulting costs.

General and Administrative

	Nine Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
General and administrative	$15,821	$21,818	$(5,997)	(27)%

General and administrative expenses decreased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to a $4.2 million reduction in legal and professional service fees primarily related to the settlement cost of the patent litigation with Boston Scientific and the conclusion of the United States Department of Justice monitorship, as well as a decrease of $1.2 million in personnel and travel costs due to a change in the employee bonus program and lower headcount, a decrease of $337,000 in consulting and outside services costs, as well as a decrease of $306,000 due to lower amortization of intangible assets. These decreases were partially offset by an increase of $244,000 in stock-based compensation.

Out of Period Adjustments

In the first quarter of fiscal 2010, we recorded adjustments to cost of goods sold, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock-based compensation expense that were not correctly recorded in prior periods. The net adjustments resulted in our reporting $281,000 in additional pre-tax expenses. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 interim or full year consolidated financial statements nor are they expected to be material to full year fiscal 2010 results.

Other Income (Expense), Net

	Nine Months Ended December 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Interest income	$38	$239	$(201)	(84)%
Interest expense	(104)	(14)	(90)	643%
Other income (expense), net	2,621	(1,689)	4,310	(255)%
Total other income (expense), net	$2,555	$(1,464)	$4,019	(275)%

Interest and investment income decreased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to lower interest rates, partially offset by higher average cash and investment balances earning interest.

Interest expense increased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to interest charges from the outstanding borrowings of $2.5 million under the line of credit.

 Other income (expense), net, increased by $4.3 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. This increase is primarily due to the recognition of the deferred gain of $1.9 million in connection with the sale of non-neurological, cardiac and peripheral catheter assets and technology assets to Merit and gains resulting from foreign currency translations.

Income Taxes

	Nine Months Ended December 31,
	2009	2008
	(In thousands, except percentages)
Provision (benefit) for income taxes	$802	$(472)
Effective tax rate	8%	(4)%

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

 The increase in the effective tax rate for the first nine months of fiscal 2010 as compared to the same period of the prior year primarily resulted from an increase in income tax on profits arising in the United States and Switzerland. The increase was partially offset by a reduction in the U.S federal income tax due to recently passed legislation enabling us to utilize additional net operating loss carryforwards for Alternative Minimum Tax purposes.

Liquidity and Capital Resources

	Nine Months Ended December 31,
	2009	2008
Cash flow activities:	(In thousands)
Net cash provided by (used in) operating activities	$10,626	$(9,889)
Net cash used in investing activities	$(1,343)	$(4,832)
Net cash provided by financing activities	$1,894	$3,651

 Since our inception, we have funded our operations primarily through issuances of stock and related warrants, and product sales. As of December 31, 2009, we had cash and cash equivalents of $28.6 million, compared to $17.1 million at March 31, 2009. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

 Net cash provided by operating activities was $10.6 million during the first nine months of fiscal 2010 compared to net cash used in operating activities of $9.9 million during the first nine months of fiscal 2009. Net cash provided by operating activities during the first nine months of fiscal 2010 resulted primarily from net income adjusted by non-cash items such as stock-based compensation expense, depreciation and amortization, provision for excess and obsolete inventories, deferred income taxes, the recognition of the deferred gain in connection with the sale of non-neurological, cardiac and peripheral catheter assets and technology assets to Merit, the effect of foreign exchange rate changes on intercompany balances, and an increase in accrued liabilities due to an increase in income taxes on profits arising in the United States and Switzerland. These factors were partially offset by an increase in accounts receivable resulting from higher level of sales, an increase in inventory due to an increase in the number of consignment locations and an increase in the number of units in existing consignment locations primarily due to new products released, a decrease in accounts payable due to the timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable primarily to the payment of fiscal 2009 employee cash bonuses in the first quarter of fiscal 2010.

         Net cash used in operating activities during the first nine months of fiscal 2009 resulted primarily from net loss adjusted by non-cash items such as stock-based compensation expense, depreciation and amortization, the effect of foreign exchange rate changes on intercompany balances and deferred tax benefit, and an increase in finished goods and consigned inventory due to the launch of new products, a decrease in accounts payable due to the timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable primarily to the payment of fiscal 2008 employee cash bonuses in the first quarter of fiscal 2009 and lower accrued commissions.

         Net cash used in investing activities was $1.3 million during the first nine months of fiscal 2010 compared to $4.8 million during the first nine months of fiscal 2009. Net cash used in investing activities during the first nine months of fiscal 2010 was related to the earn-out payment associated with the purchase of VasCon and the purchase of capital equipment.

         Net cash used in investing activities during the first nine months of fiscal 2009 was related to the earn-out payment associated with the purchase of Neurologic UK Ltd. and VasCon and the purchase of capital equipment, partially offset by proceeds from the sale of certain assets and technologies in connection with the Merit Transaction.

        Net cash provided by financing activities was $1.9 million during the first nine months of fiscal 2010 compared to $3.7 million during the first nine months of fiscal 2009. Net cash provided by financing activities during the first nine months of fiscal 2010 consisted of proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan.

         Net cash provided by financing activities during the first nine months of fiscal 2009 consisted of proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan, and borrowings under the line of credit with Wells Fargo Bank.

As discussed in Note 6 – Line of Credit of the “Notes to Condensed Consolidated Financial Statements,” which are included in “Part I, Item 1 – Condensed Consolidated Financial Statements (unaudited) of this Quarterly Report, on November 5, 2008 we entered into a Credit Agreement with Wells Fargo Bank to provide us with a revolving line of credit. The Credit Agreement provides for maximum borrowings in an amount up to $15 million. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. On May 20, 2009, we amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010, and adjusting the minimum limits for the financial covenants based on our financial forecast for fiscal 2010. At December 31, 2009, we had outstanding borrowings of $2.5 million under the line of credit and were in compliance with all covenants of the Credit Agreement. We believe that we will be able to maintain compliance with the debt covenants of the Credit Agreement through the fiscal year ending March 31, 2010.

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

As of December 31, 2009, our contractual commitments were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations:	Total	1 year	Years	Years	5 years
Non-cancelable operating lease obligations	$5,814	$1,075	$2,612	$1,036	$1,091
Purchase obligations	3,214	3,214	-	-	-
Milestone payments to The Cleveland Clinic	3,500	3,500	-	-	-
Royalty payments to Vascular FX, LLC	958	250	708	-	-
Earn-out payment to VasCon	309	309	-	-	-
Total	$13,795	$8,348	$3,320	$1,036	$1,091

The future earn-out payments to the former VasCon shareholders will be an amount not to exceed $10.0 million based on the sales and manufacturing performance as set forth in the asset purchase agreement. These future earn-out payments will be paid over three years. We paid the first and second year earn-out amounts of $378,000 and $0.9 million in April 2008 and June 2009, respectively. The earn-out period ended November 30, 2009 and the final earn-out of $309,000 will be paid in the first quarter of fiscal 2011.

We are required to pay The Cleveland Clinic up to $5.0 million in payments upon the achievement of certain milestones set forth in the ReVasc Agreement. We paid a $0.5 million milestone payment in March 2008 and an additional $2.0 million milestone payment in January 2010. We have accrued an additional $1.5 million as of December 31, 2009 for milestone payments that will become due by October 26, 2010, regardless of whether the related milestones are achieved.

We are required to pay Vascular FX, LLC (“Vascular FX”) a royalty equal to 25% of the greater of (i) the applicable aggregate mandatory minimum sales of $1.0 million or (ii) the actual net sales of our Courier®Enzo® deflectable catheter product, both on an annual basis. The royalty period is six years beginning in November 2007. As of December 31, 2009, we had accrued royalty payments of approximately $48,000 to Vascular FX.

We are required to pay FSS up to $2.0 million in payments upon the achievement of certain milestones set forth in the FSS Agreement and royalties on potential future product sales.  The additional milestone payments are contingent on certain events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risks. Historically, we have been exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus Endovascular SA (“Micrus SA”), our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of Micrus Endovascular UK Limited (“Micrus UK”), our UK subsidiary, is the British pound. In Europe, our revenues are denominated in the Swiss franc, euro, British pound and other currencies. Accordingly, we are exposed to market risk related to changes between the Swiss franc and these other currencies. If the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $196,000 related to our loan with Micrus SA and a $74,000 increase in our comprehensive loss from our investment in Micrus SA as of December 31, 2009. A hypothetical 10% decline in the value of the British pound versus the U.S. dollar would cause us to recognize a $0.5 million increase in our comprehensive loss from our investment in Micrus UK as of December 31, 2009. A hypothetical 10% decline in the value of the euro versus the Swiss franc would cause us to recognize a loss of $338,000 based on our foreign denominated receivables as of December 31, 2009.

In the first nine months of fiscal 2010, approximately 31% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe that a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

In the third quarter of fiscal 2010, we continued to enter into foreign currency forward contracts to buy U.S. dollars to minimize the impact of the currency movements on intercompany payables for our Micrus SA subsidiary. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading.

As of December 31, 2009, we had outstanding foreign currency forward contracts to sell 200,000 euros for approximately $300,000, expiring through February 25, 2010. If we were to settle our euro-based contracts at the reporting date, an immaterial unrealized income or expense would need to be recognized. A sensitivity analysis of changes in the fair value of our euro forward contracts at December 31, 2009 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against the euro, the fair value of these contracts would decrease/increase by $30,000, respectively.

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

At December 31, 2009, our cash and cash equivalent balance was $28.6 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $4,000 on an annual basis.

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

(2)	Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

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

The number of interventional neuroradiologists and endovascular neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300 neurointerventionalists in the United States who perform embolic coiling procedures. We believe that less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the first nine months of fiscal 2010, a substantial portion of our product sales in the United States were to approximately 112 hospitals. The growth in the number of interventional neuroradiologists and endovascular neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors.

We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on clinical experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe that neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

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

The medical device industry is subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of certain activities of medical device companies, including their conduct of clinical trials, their handling of conflicts of interests and financial arrangements with health care providers (“HCP”), and their product promotional practices. We anticipate that government authorities will continue to scrutinize our industry closely and we may be subject to more rigorous regulation by governmental authorities in the future. This increased government scrutiny has led us to incur increased costs on compliance, human resources costs and the diversion of management and employee focus and we anticipate that such costs will continue to increase. Though we have adopted a number of compliance procedures and have trained those employees who interact with HCPs in response to the increased scrutiny, we cannot assure that our activities will not be subject to inquiry or greater action or oversight by governmental authorities or that we will be able to comply with any new regulations. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with applicable laws and regulations could result in substantial penalties and/or restrictions in our business activities and the sales of our products.

We have been profitable for each of the last four quarters, but there is no assurance that we will continue to be profitable in the foreseeable future.

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have incurred annual net losses since our inception, including net losses of $11.1 million, $16.3 million, and $5.5 million in fiscal 2009, 2008, and 2007, respectively. In the fourth quarter of fiscal 2009 we achieved our first profitable quarter with $0.6 million of net income and in the third quarter of fiscal 2010 we reported our fourth consecutive profitable quarter with $3.3 million of net income. We had net income of $9.2 million for the first nine months of fiscal 2010. At December 31, 2009, we had an accumulated deficit of approximately $73.2 million. There is no assurance that we will continue to be profitable in the foreseeable future as we expect our operating expenses to increase as we, among other things:

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

Our quarterly operating and financial results are difficult to predict and may fluctuate significantly from period to period. The level of our revenues, gross margins and results of operations at any given time will be based primarily on the following factors:

•	neurointerventionalist and patient acceptance of our products;

•	changes in the number of embolic coiling procedures performed to treat cerebral aneurysms;

•	the seasonality of our product sales;

•	the mix of our products sold;

•	stocking patterns for distributors;

•	the development of new procedures to treat hemorrhagic and ischemic stroke;

•	results of clinical research and trials on our existing products and products in development;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products;

•	timing of new product offerings, acquisitions, licenses or other significant events involving us or our competitors;

•	increases in the costs of manufacturing and selling our products;

•	the amount and timing of our operating expenses;

•	litigation expenses;

•	fluctuations in foreign currency exchange rates;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	changes in our ability to obtain and maintain FDA and other domestic and foreign regulatory approval or clearance for our products;

•	inventory adjustments we may have to make in any quarter;

•         interruption in the manufacturing or distribution of our products;

•	our ability to maintain and expand our sales force and operational personnel;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components; and

•	amount and timing of capital expenditures and other costs relating to any potential expansion of our operations.

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

In addition, most of our current and potential competitors are either large publicly traded companies or divisions or subsidiaries of large publicly traded companies and enjoy several competitive advantages over us, including:

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

A substantial portion of our revenues is derived from outside the United States. For the fiscal years ended March 31, 2009, 2008 and 2007, revenues from customers outside the United States represented approximately 50%, 51% and 51%, respectively, of our revenues. For the first nine months of fiscal 2010, revenues from customers outside the United States represented 51% of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first nine months of fiscal 2010, approximately 31% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the British pound.

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

On November 5, 2008, we entered into a Credit Agreement with Wells Fargo Bank to provide us with a revolving line of credit. The Credit Agreement provides for maximum borrowings outstanding at any time in an amount of up to $15.0 million. As of December 31, 2009, we had outstanding borrowings of $2.5 million under the Credit Agreement. If borrowings under the Credit Agreement exceed $7.5 million, all borrowings are subject to a borrowing base which is based on eligible accounts receivable.

Borrowings are secured by a first priority security interest in all of our assets (except for certain permitted liens that are senior to the Wells Fargo Bank’s security interest). At our option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The interest rate on the borrowings as of December 31, 2009 was 4.3%. The Credit Agreement requires that we comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) maintaining a minimum modified quick ratio and (ii) achieving not more than a certain amount of loss through March 31, 2009, and thereafter a minimum profitability, in each case excluding certain non-cash items. On May 20, 2009, we amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on our financial forecast for fiscal 2010.

Although we were in compliance with all covenants at December 31, 2009, it is possible that we may not be in compliance or may fail to comply with certain covenants or other agreements in the future. If we are unable to meet the financial or other covenants under the Credit Agreement or negotiate future waivers or amendments of such covenants, an event of default could occur under the Credit Agreement. Upon the occurrence and during the continuance of an event of default under the Credit Agreement, Wells Fargo Bank has available a range of remedies customary in these circumstances, including without limitation declaring all outstanding debt, together with accrued and unpaid interest thereon, to be immediately due and payable, foreclosing on the assets securing the obligations arising under the Credit Agreement and/or ceasing to provide additional revolving loans, which could have a material adverse effect on us.

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

We rely on third-party suppliers for components and materials used in our products and rely on single sources for many of the microcoil and delivery system components, including tubing and connectors. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality, delivery schedules and supplier compliance with regulatory requirements. Any delays in delivery of such components or provision of such services or shortages of such components could cause delays in the shipment of our products, which could significantly harm our business. We generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single source suppliers. Because of our reliance on these vendors, we may also be subject to increases in component costs. These increases could significantly harm our business. For us to be successful, our third-party suppliers must also be able to provide us with the materials and components of our products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth may strain the ability of suppliers to deliver an increasingly large supply of materials and components.

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

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, may impose limitations on the amounts of reimbursement available for our products from governmental agencies or third-party payors, or additional taxes on medical devices. These proposals could have a negative impact on the demand for our products and services, and therefore on our financial position and results of operations.

On November 7, 2009, the U.S. House of Representatives passed the Affordable Health Care for America Act, and on December 24, 2009, the U.S. Senate passed the Patient Protection and Affordable Care Act. We cannot predict whether legislation will be enacted, the final form any legislation might take or the effects of such legislation. The current versions of both the House and Senate proposals would impose significant new taxes on medical device makers. These taxes, if implemented, would result in a significant increase in our tax burden, which could have a material, negative impact on our results of operations and our cash flows. Legislation under consideration in the U.S. Congress would, if enacted, also impose new payroll taxes, excise taxes, income taxes and other taxes; provide for taxes/fees based upon domestic sales of devices; implement changes to Medicare and Medicaid; establish a government health insurance option and allow the government to mandate minimum levels of coverage and make comparative effectiveness recommendations.

We are unable to predict what healthcare reform legislation or regulations, if any, will be enacted in the United States or elsewhere; whether other healthcare legislation or regulations affecting our business may be proposed or enacted in the future; what effect any such legislation or regulation would have on our business; or the effect ongoing uncertainty surrounding these matters will have on our customer’s purchasing decisions.

Future reimbursement may be subject to increased restrictions both in the United States and in international markets. Third-party reimbursement and coverage may not be available or adequate in either the United States or international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect, possibly materially,  the demand for our existing products or our products currently under development and limit our ability to sell our products on a profitable basis.

Changes to existing accounting pronouncements or taxation rules or practices may affect how we conduct our business and affect our reported results of operations.

New accounting pronouncements or tax rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. A change in accounting pronouncements or interpretations or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Changes to existing rules and pronouncements, future changes, if any, or the questioning of current practices or interpretations may adversely affect our reported financial results or the way we conduct our business. As discussed above, the pending U.S. healthcare reform bills contain a tax on medical device firms that, if implemented, could require us to pay significant additional taxes on our annual revenues, which could adversely impact our results of operations and cash flows, possibly materially.

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

Based on shares outstanding at December 31, 2009, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 38% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Index to Exhibits on Page 51 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRUS ENDOVASCULAR CORPORATION

Date: February 5. 2010	By:	/s/ John T. Kilcoyne
John T. Kilcoyne
Chairman and Chief Executive Officer

Date: February 5, 2010	By:	/s/ Gordon T. Sangster
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