Form 10-K
period 2010-03-31
MICRUS ENDOVASCULAR CORP
filed 2010-06-08
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of September 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $126.1 million based on the closing sale price of such stock as reported on the NASDAQ Global Market. Shares of common stock held by each officer and director as of that date and by each person who owned 5% or more of the registrant’s outstanding common stock as of September 30, 2009 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 28, 2010 registrant had outstanding 16,571,131 shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference portions of its Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

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

PART I

Item 1.  Business.

The Company

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and endovascularly trained neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide.

Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe that our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary family of embolic coils anatomically conforms to a wide diversity of aneurysm shapes and sizes and rapidly deploys. We also supply products such as guide catheters, microcatheters, occlusion balloon catheters, guidewires and stents for the treatment of both hemorrhagic and ischemic stroke.  In addition, our Cerecyte® microcoil product line incorporates bioactive filaments of an absorbable material called polyglycolic acid (“PGA”), which reside within the central lumen of our microcoils. We believe, based on interim data from the Cerecyte Coil Trial (“CCT”) and single center peer review journal publications, that Micrus platinum and Cerecyte coils result in superior clinical outcomes when compared to data from the International Subarachnoid Aneurysm Trial (“ISAT”).

We continue to expand our product line beyond microcoils and access systems. In January 2006, we entered into a license, development and distribution agreement with Biotronik AG (“Biotronik”) which provides us with exclusive access to certain stent technologies for neurovascular applications. In February 2006, Biotronik received CE Mark authorization for the PHAROS® stent for both the treatment of cerebral aneurysms and the treatment of ischemic disease (atherosclerosis). In March 2006, we launched our PHAROS® stent in certain countries that recognize the CE Mark, providing us with our first commercial product for the treatment of ischemic disease. The PHAROS® Vitesse® is our second generation balloon-expandable stent for intracranial ischemic stenosis and the treatment of wide-neck aneurysms. In June 2008, we launched the PHAROS® Vitesse® intracranial stent for commercial distribution in the European Union and all other countries that recognize the CE Mark. In August 2009, we received U.S. Food and Drug Administration (“FDA”) approval of our investigational device exemption for the PHAROS® Vitesse® Intracranial Stent Study for Ischemic Therapy (“VISSIT”). The VISSIT study is the first industry-sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are currently enrolling patients in our VISSIT Investigational Device Exemption (“IDE”) trial in the United States, Europe and China.

On November 30, 2006, we completed the acquisition of VasCon, LLC (“VasCon”), a privately held company engaged in the development and manufacture of vascular access and delivery devices. The acquisition of VasCon adds expertise in developing clinically advanced access and catheter systems to our core competencies and provides us with manufacturing capabilities that will facilitate cost reductions for a wide range of our products. In connection with the acquisition, we formed Micrus Design Technology, Inc. (“MDT”) to develop and manufacture neurovascular access and delivery products for us, including our family of Courier® microcatheters, Neuropath® guide catheters and our Ascent® Occlusion Balloon Catheter. On January 1, 2009, we merged MDT into Micrus Endovascular Corporation.

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

In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan and in July 2008, we received approval from Ministry of Health, Labor and Welfare (“MHLW”) to sell our Cerecyte® microcoils in Japan. We currently market our products through a direct sales force in the United States, Canada, the United Kingdom, Germany, Austria and France. We market our products through a network of exclusive distributors in the rest of Europe, Latin America, Asia and the Middle East.

In fiscal 2008, we launched our Cashmere® microcoil systems and our Courier® ENZO® deflectable microcatheter. The Cashmere® is a conformable and stretch-resistant bare platinum or Cerecyte® microcoil designed to provide stable framing or filling of aneurysms that may require a softer microcoil, such as aneurysms with irregular shapes or ruptured aneurysms. The Courier® ENZO® deflectable microcatheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We believe that ENZO® is the only deflectable microcatheter available for use in the neurointerventional market.

In fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices, such as coils, stents and balloons, to the aneurysm. We intend to continue to pursue this non-embolic product line expansion with the goal of increasing our revenue opportunity per procedure. We also launched the DeltaPaq™ microcoil system for the treatment of cerebral aneurysms in both bare platinum and Cerecyte® versions. Our DeltaPaq™ microcoil is based on the proprietary Delta Wind™ technology which is designed to enable physicians to achieve greater coil packing density within the aneurysm which may reduce the rate of recanalization and the need for re-treatment. The DeltaPaq™ microcoil system supplements our framing and finishing coils in the filling segment of the coil market. We also introduced a new detachment control box and remote control cable.  The Enpower® Detachment Control Box features updated electronic controls, a new ergonomic interface as well as a single long life lithium ion battery system which obviates the need to replace batteries for each case.  The remote cable enables physicians to detach the coil using an in-the-sterile-field control system. In fiscal 2009, we received both 510(k) clearances and CE Mark authorizations for our DeltaPlush microcoils, EnPower® Detachment Control System, Ascent® Occlusion Balloon Catheter and One2One™ family of guidewires.

In fiscal 2009, we also completed enrollment in the CCT, a trial which was designed to assess the differences in clinical outcomes between our Cerecyte microcoils and bare platinum microcoils. In October 2008, we also initiated the Presidio® And Cerecyte® (“PAC”) large and giant aneurysm study, which is a prospective registry designed to evaluate the differences in clinical outcomes between our Cerecyte® microcoils and bare platinum microcoils specifically in large and giant aneurysms.

In fiscal 2010, we launched our DeltaPlush™ microcoil, which has been designed to be our softest finishing coil. The DeltaPlush™ microcoil incorporates our exclusive Delta Wind™ technology resulting in a microcoil with the softness and flexibility to find and fill gaps, helping to provide superior finishing at the aneurysm neck.

In fiscal 2010, we also launched our Ascent® Occlusion Balloon Catheter which is intended for use in the blood vessels of the peripheral and neurovasculature where temporary occlusion is desired. The Ascent® balloon catheter enables physicians to use a vessel selective technique of temporary arterial occlusion which is useful in selectively stopping or controlling blood flow and assisting in the placement of coils in a wide neck aneurysm.

In fiscal 2010, we received regulatory approval from the Republic of Korea to sell our MicruSphere® and HeliPaq® microcoils.

On September 30, 2009, we entered into a Distribution Agreement (the “IDS Distribution Agreement”) with IDS (Hong Kong) Ltd. (“IDS”) pursuant to which IDS serves as our exclusive distributor of implantable and disposable medical devices used in the treatment of neurovascular diseases in Hong Kong and China.  IDS will promote and market our products in Hong Kong and China and is required to purchase a certain amount of the products, in escalating quantities, over a five year period commencing upon receiving regulatory approval in order to maintain its exclusive distributor status in such territories. In connection with the IDS Distribution Agreement, we also entered into an agreement with IDS to provide marketing and sales support to IDS.

We plan to begin selling our products in China upon receiving regulatory and reimbursement approvals. The timing of these approvals is uncertain.  We did not have any sales in China during fiscal 2010, but we currently anticipate selling our products in China in fiscal 2011.

We have executive offices in San Jose, California and sales offices in Switzerland and the United Kingdom as well as a development and manufacturing facility in Miramar, Florida. We were incorporated under the laws of the State of Delaware in 1996.

Information on revenues, gross profits and total assets for our business segments and by geographic area appears in Note 14 of the “Notes to Consolidated Financial Statements” for the year ended March 31, 2010, which are included in “Item 8 – Financial Statements and Supplementary Data” of this report and are incorporated herein by reference.

Industry Overview

Strokes can be either hemorrhagic stroke, most often caused by ruptured cerebral aneurysms, or ischemic stroke, caused by the narrowing or blockage of vessels within or leading to the brain. Both hemorrhagic and ischemic stroke often result in irreversible neurological impairment or death. According to the American Heart Association, stroke is the third leading cause of death in the United States. Patients who survive a stroke are often left with disabilities, including paralysis, coma, impaired cognition, decreased coordination, loss of visual acuity, loss of speech, loss of sensation or some combination of these conditions. A significant need for effective prevention and treatment of stroke exists because of the severity of the disorder, its prevalence in society, the shortcomings of current therapies and the high cost of treatment and care.

As noted above, hemorrhagic stroke is most often caused by the bulging or rupture of cerebral aneurysms. A cerebral aneurysm is an outward bulging of an artery in the brain that can develop at weak points in the arterial wall. In some cases, the patient will experience symptoms such as headache, blurred vision or dizziness as the aneurysm grows, but in many cases patients will have no symptoms. The most devastating complication of a cerebral aneurysm occurs when the aneurysm ruptures, decreasing blood flow to brain tissue and leading to increased pressure on the brain. Rupture of a cerebral aneurysm typically occurs suddenly and without warning, often leading to catastrophic brain injury or death.

Historically, patients diagnosed with a cerebral aneurysm that has ruptured or is determined to be at risk of rupturing underwent a craniotomy and aneurysmal clipping, a highly-invasive surgical procedure in which a neurosurgeon creates an opening in the skull, dissects or retracts brain tissue to gain access to the aneurysm, and places a metal clip at the base of the aneurysm to stop further blood flow into the aneurysm, halting its growth and preventing future rupture. This procedure is typically performed by a neurosurgeon at a specialized hospital or medical center. Aneurysmal clipping requires a lengthy recovery time and has the significant expense, morbidity and complication risks associated with a major neurosurgical procedure.

In the 1990s, interventional neuroradiologists and to a lesser extent endovascularly trained neurosurgeons, who collectively are referred to in the industry as “neurointerventionalists,” started using an alternative procedure to clipping, known as embolic coiling, to treat cerebral aneurysms. Rather than reaching the aneurysm by opening the skull to gain access to the aneurysm in an embolic coiling procedure, access is obtained through a catheterization procedure in which the physician inserts a guidewire followed by a catheter into the femoral artery of the upper leg and threads them under fluoroscopy through the arterial system to the brain and ultimately into the opening of the aneurysm. The neurointerventionalist then typically advances a number of embolic coils through the microcatheter to fill the aneurysm. Embolic coils are small platinum coils that typically range in size from approximately 1.5 mm to 20 mm and once advanced through the microcatheter and into the aneurysm, they successively fill the aneurysm. The multiple strands of microcoils effectively form a barrier at the neck of the aneurysm which decreases, stagnates or stops blood flow into the aneurysm, enabling formation of a clot and scar tissue which prevent further growth or rupture of the aneurysm. Since the mid-1990s, embolic coiling has become a widely accepted treatment for cerebral aneurysms because it is a less invasive procedure than surgical clipping and results in lower overall treatment cost, shorter recovery times, and less trauma to the patient.

In 2002, The Lancet, a leading medical journal, published the results of the ISAT, an independent, randomized clinical trial involving 2,143 patients in Europe, North America and Australia that compared surgical clipping with embolic coiling as a method of treating cerebral aneurysms. The ISAT concluded, based on a survey of patients published in The Lancet in October 2002, that among the patients participating in the trial, endovascular intervention with detachable platinum coils resulted in a 23% relative and 7% absolute reduction in the risk of major brain injury or death compared with neurosurgical clipping of the aneurysm at one year follow up. The seven-year follow up data published in The Lancet in September 2005 indicated a continued clinical advantage for patients who underwent coiling versus clipping procedures.

Market Opportunity

According to the American Heart Association, approximately 720,000 strokes occur annually in the United States. Ischemic stroke affects approximately 620,000 patients annually while hemorrhagic stroke affects approximately 100,000 patients. We believe that a majority of the hemorrhagic strokes are caused by cerebral aneurysms. We believe that embolic coiling is being used to treat approximately 45% of the patients diagnosed with cerebral aneurysms in the United States. Industry sources also indicate that approximately 65-70% of patients diagnosed with cerebral aneurysms in certain European countries are treated using embolic coiling procedures. We believe that embolic coiling procedures can be used to treat a similar percentage of patients with cerebral aneurysms in the United States as awareness grows among patients and physicians of the advantages of embolic coiling. Industry sources estimate that in Japan embolic coiling is growing at an annual rate of approximately 15% and in China coiling procedures appear to be growing at greater than 20% year over year. The latest industry sources further estimate that the worldwide sale of endovascular devices for the treatment of hemorrhagic stroke was between $600 million to $700 million in 2008.

We believe that growth drivers in the market for embolic coiling products include the overall trend towards less invasive procedures, an increasing number of neurointerventionalists trained to perform embolic coiling procedures, and the aging population in which aneurysms occur with greater frequency.

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

•
Framing and Filling the Aneurysm.  In order to effectively treat an aneurysm, the neurointerventionalist must fill the aneurysm with a sufficient volume of coils to disrupt and stagnate blood flow, which is required for aneurysm to ultimately heal. Aneurysms vary in shape and size and, consequently, neurointerventionalists seek an embolic coiling solution that enables coils to conform to the aneurysm’s shape and most effectively fill the aneurysm without requiring extensive manipulation of the coil. Coils that frame, or conform to, the aneurysm wall reduce the risk of rupture, thus decreasing the opportunity for procedural complications.  Additionally, microcoils that safely permit the interventionalist to increase the packing density of the aneurysm, will likely lead to improved clinical outcomes.

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

•
Recanalization.  Industry sources estimate that recanalization, or the continued or renewed growth of the aneurysm, occurs in approximately 15% to 25% of aneurysms treated with embolic coiling. Experts believe that one of the reasons for recanalization is due to inadequate filling of the aneurysm with the embolic coils. Studies have shown that while the recanalization rate is higher for patients treated with embolic coiling procedures compared to aneurysm clipping, embolic coiling has been demonstrated to be a safer treatment approach for aneurysms. Therefore, embolic coiling solutions that decrease recanalization rates and reduce the need for retreatment are highly desirable.

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

The Micrus Solution

We are focused on a broad range of cerebral vascular treatments and have developed a proprietary embolic coiling solution, stents and access products that are designed to effectively access and treat cerebral aneurysms and ischemic disease. Complementing our bare platinum microcoil product line, we have also developed a line of microcoils that incorporate bioactive filaments. In addition, we have recently introduced the proprietary DeltaPaq™ and DeltaPlush™ microcoil systems which are designed to enable physicians to achieve greater coil packing density and uniformity of coils at the aneurysm neck.

Our solutions have the following key features:

Anatomically Conforming Coils.  Our proprietary spherical MicruSphere®, Cashmere® and Presidio® microcoils deploy into a three-dimensional configuration that assumes an aneurysm’s shape upon deployment and are designed to provide effective framing of the aneurysm. Our microcoils are designed to require limited manipulation during placement, thereby reducing the need for significant microcoil repositioning thus reducing potential for procedural complications.

Enhanced Coverage of the Neck of the Aneurysm.  We believe that effective neck coverage reduces the rate of recanalization. Our microcoils are designed to facilitate coverage of the neck of the aneurysm in two ways. First, the three dimensional configuration of our spherical MicruSphere®, Cashmere® and Presidio® microcoils provide the framework to stabilize the neck of the aneurysm. Second, our DeltaPaq™ filling coils and UltiPaq® and DeltaPlush™ finishing coils are designed to be soft and flexible, permitting coverage across the neck of the aneurysm.

Unique Framing and Filling Technology Designed to Increase Packing Density.  Our Presidio® microcoils are stretch resistant microcoils designed to deliver stable, predictable aneurysm framing and filling to increase coverage of the aneurysm wall and neck with a single coil deployment. In addition, we have introduced a completely new coil technology to the market, called “Delta Wind.”  This unique triangular shaped primary wind allows the DeltaPaq™ and DeltaPlush™ to change directions every quarter of a millimeter, far surpassing the filling and finishing performance capabilities of traditional round primary wind coils.  The Delta Wind™ technology is designed to increase packing density which previous published studies have suggested lower the risk of coil compaction and recanalization rates.

 Proprietary Finishing Coils. Our UltiPaq® and DeltaPlush™ microcoils are extra-soft, stretch-resistant finishing coils used to provide additional aneurysm neck coverage and to more thoroughly fill in the aneurysm after placement of one or more MicruSphere®, Presidio®, Cashmere®  and/or DeltaPaq™ microcoils.  We launched our DeltaPlush™ microcoil in January 2010. DeltaPlush™ has been designed to be our softest finishing coil.

Deployment Technology.  Our proprietary electronic microcoil deployment system employs a resistive heating fiber deployment mechanism that enables neurointerventionalists to quickly and reliably deploy the microcoil. Our electronic microcoil deployment system has been designed so that microcoil deployment time remains consistent regardless of the number of coils used in the procedure. We believe that our electronic microcoil deployment system enables neurointerventionalists to more rapidly deploy microcoils and generally reduce procedure time. We have also recently introduced a change to our DPU which we believe enhances clinical performance while reducing our manufacturing costs.

Bioactive Technology.  Cerecyte® is our proprietary microcoil product line that incorporates filaments comprised of PGA within the lumen of the microcoils. MicruSphere®, Cashmere®, Presidio®, HeliPaq® and UltiPaq®, DeltaPaq™ and DeltaPlush™ are all available in Cerecyte® versions. We are conducting two post market studies, a prospective randomized trial and a registry, which could provide additional data regarding the potential benefits of Cerecyte®. Both the CCT and Cerecyte® Registry completed enrollment in fiscal 2009 and the data is being assembled for presentation and submission to peer review journals in fiscal 2011.

Balloon Assisted Coiling.   Our Ascent® Occlusion Balloon Catheter is a coaxial dual lumen balloon catheter designed for use over any 0.014 inch guidewire. The 0.014 dual lumen catheter is designed to improve the stability of the balloon potentially resulting in a more effective and safer procedure. It is intended to be used for temporary vascular occlusion and to assist in delivery of microcoils into the aneurysm.

Stent Platform.  Our PHAROS® stent is a rapid exchange balloon-delivered device which enables the neurointerventionalist to deliver and deploy a stent in one step, eliminating the need for pre-dilation of the constricted vasculature. We believe this feature may reduce overall procedural time and cost. We believe that the balloon catheter marker bands combined with the radiopacity of the stainless steel stent provide for excellent visibility resulting in improved placement accuracy of deployment. We also believe that the PHAROS® stent’s combination of Rapid Exchange Technology™ and a trackable tip will enable physicians to effectively access the tortuous and distal anatomy of the brain. In March 2006, we launched the PHAROS® stent in certain countries outside of the United States that recognize the CE Mark. In March 2008, we filed an IDE with the FDA for our next generation stent, the cobalt chromium steel PHAROS® Vitesse®, for the treatment of neurovascular stenosis. In July 2008, we received FDA conditional approval of our IDE for the PHAROS® VISSIT study which allowed us to initiate the study. In August 2009, the FDA granted approval of the VISSIT study. The VISSIT study is the first industry sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who receive a stent for the treatment of their intracranial ischemic stenosis versus being treated with medical therapy. We are currently enrolling patients in our VISSIT IDE trial in the United States, Europe and China.

Improved Access Products.  We launched an access product line which includes the Courier® line of microcatheters, the Ascent® Occlusion Balloon Catheter, the Neuropath® guide catheter and the Watusi® line of guidewires. We believe that our Courier® microcatheters provide neurointerventionalists with more predictable and secure access to the complex and distal anatomy of the cerebral vasculature. The Neuropath® guide catheter combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices such as coils to the aneurysm. We intend to continue to pursue this non-embolic product line expansion with the goal of increasing our revenue opportunity per procedure.

Micrus Strategy

Our objective is to develop and commercialize innovative, minimally invasive medical devices that provide a comprehensive solution to physicians for the treatment of hemorrhagic and ischemic stroke. The key elements of our strategy to achieve our objective include:

Expand Our Hemorrhagic Market Share through Continued Product Innovation.  We believe that our microcoils, catheters, balloons, wires, and stents offer safer, more effective and less technically demanding treatment options for neurointerventionalists which have resulted in the rapid growth of our revenues. We believe that continued product innovations such as the introductions of our proprietary DeltaPaq™ and DeltaPlush™ microcoils, Cerecyte® line of bioactive microcoils, our Cashmere® microcoils, our Presidio® microcoils, our Ascent® Occlusion Balloon Catheter, our Courier® microcatheters and our Neuropath® guide catheters will allow us to further grow our market share. We are continuing to develop new technologies which we believe may further enhance aneurysm occlusion and reduce the rate of recanalization.

Increase Our Per-Procedure Revenues.  6% of our revenue for fiscal 2010 has come from the sale of non-embolic products. This product line expansion includes stents, microcatheters, balloons, guidewires and accessories.

Enter the Ischemic Stroke Market.  In October 2007, we acquired an exclusive license to revascularization and clot retrieval technology for the treatment of ischemic stroke through the acquisition of ReVasc now known as ReVive™ SE, from The Cleveland Clinic.  In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval and revascularization system for the treatment of ischemic stroke. The Genesis technology is now known as ReVive™ CX. Through our agreement with Biotronik, we launched our first product addressing the ischemic stroke market, our PHAROS® stent. We intend to continue developing and acquiring additional stent platforms for this market. In March 2008, we filed an IDE with the FDA for our next generation stent, the PHAROS® Vitesse®, for the treatment of intracranial stenosis. We are currently enrolling patients in our VISSIT IDE trial in the United States, Europe and China.

Leverage Our Sales and Marketing Expansion.  We intend to continue to expand our direct sales force in North America, Europe and Asia as necessary and further increase our presence in the Asian markets through distributors. This expansion should provide us access to more hospitals, garner more per-procedure revenues and expand our market share.

Continue to Penetrate Asian Markets.  We believe that Japan and China represent significant potential markets for our products and, in March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan and we received regulatory approval for our Cerecyte® microcoils in July 2008. We will begin selling our products in China with the assistance of our Chinese distributor IDS upon receiving regulatory and reimbursement approvals.

License or Acquire Complementary Products and Technologies.  In addition to growing our business through internal product development efforts, we will continue to look for opportunities to license and/or acquire technologies to provide solutions for the treatment of a variety of cerebral vascular conditions. In July 2005, we acquired certain deflectable catheter technologies from Vascular FX. In January 2006, we entered into a license, development and distribution agreement with Biotronik, a company with stent design and manufacturing expertise, pursuant to which we collaborate with Biotronik to develop certain neurovascular stent products. This agreement provides us with the exclusive worldwide right to market stent products developed jointly by Biotronik and us. In November 2006, we acquired certain neurovascular catheter patent and process technology through the acquisition of VasCon. In October 2007, we acquired an exclusive license to revascularization technology for the treatment of ischemic stroke through the acquisition of ReVasc from The Cleveland Clinic. In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. In April 2008, we entered into a co-development agreement with Chemence Medical Products, Inc. (“Chemence”) to jointly develop a liquid embolic product for the treatment of cerebral aneurysms using Chemence’s cyanoacrylate technology, development capabilities and intellectual property. In August 2009, we entered into a license, development and commercialization agreement with Flexible Stenting Solutions, Inc (“FSS”) to jointly develop a flow diversion product for neurovascular indications using both Micrus and FSS technology, development capabilities and intellectual property.

In January 2010, we entered into an exclusive license and option agreement with Bay Street Medical, Inc. (“Bay Street”), which granted us a worldwide exclusive license and option to purchase intellectual property assets held by Bay Street related to its proprietary stent delivery and locking technology. By continuing to acquire complementary products, we believe that we can address a broader range of physician and patient needs.

Products

The following table shows our principal products and indicates significant applications for these products. Most of our products are intended for single use and are either disposed of or, in the case of microcoils, remain in the patient after the procedure. All of our products set forth in the following table have received CE Mark authorization and, except for our PHAROS® stent, are covered by the FDA 510(k) process.

Product Line	Sizes	Product Description
MicruSphere® Microcoil	2-18 mm diameter	Three-dimensional framing microcoil; stabilizes the aneurysm. Available in bare platinum and Cerecyte®.
Presidio® Microcoil	4-20 mm diameter	Framing and filling coil to deliver more neck and wall coverage in a single deployment. Available in Cerecyte®.
Cashmere® Complex Microcoil	2-12 mm diameter	Three-dimensional framing and filling complex coil for aneurysms which require a softer coil. Available in Cerecyte® and stretch resistant platinum.
DeltaPaq™ Microcoil	1.5-10 mm diameter, up to 25cm in length

Filling microcoil featuring the new Delta Wind triangular primary wind featuring natural deflection points allowing the coil to change direction more easily, facilitating greater packing density.  Available in bare platinum and Cerecyte®.

Product Line	Sizes	Product Description
DeltaPlush™ Microcoil	1.5mm-4mm, up to 8cm in length

Designed for finishing, DeltaPlush™ microcoil incorporates our exclusive Delta Wind™ technology resulting in a 10 system microcoil with the softness and flexibility to find and fill  empty gaps and open spaces, to help provide superior finishing at the aneurysm neck.  Available in bare platinum and Cerecyte®.

UltiPaq® Microcoil	2-4 mm diameter	Finishing microcoil; soft, stretch resistant, pliable microcoil designed to complete filling of the aneurysm. Available in bare platinum and Cerecyte®.
HeliPaq® HeliPaq SR® Microcoil	HeliPaq® 2-20 mm diameter; HeliPaq SR® 2-10 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum and Cerecyte®.
InterPaq® Microcoil	4 and 6 mm diameter	Filling microcoil; occludes aneurysm following framing. Available in bare platinum.
Cerecyte® Microcoil	2-20 mm diameter	Available in MicruSphere®, Cashmere®, Presidio®, Ultipaq®, DeltaPaq™, DeltaPlush™ and HeliPaq SR®. Includes filaments comprised of PGA, a bioactive material.
Courier® ENZO® Microcatheter	.0170" and 0190” inner diameter and 150 cm length	Unique deflectable device used to deliver embolics into the aneurysm.

Product Line	Sizes	Product Description

Courier® Microcatheter	.0170” and .0190” inner diameter and 150 cm length	Device used to deliver embolics into the aneurysm.
Neuropath® Guide Catheter	5 and 6 french internal diameter and a 90 and 100cm length

The Neuropath® guide catheter uses Progressive Shaft Technology™ to facilitate the smooth delivery of multiple devices including microcatheters, balloons, guidewires and microcoils. It comes in a variety of tip shapes and sizes.

Watusi® Guidewire	.014” diameter and 205 cm length	Device used to guide catheters and other devices to the aneurysm or stenosis site.
PHAROS® Vitesse® Stent System	2.5 mm - 4.0 mm outer diameter and 8 mm – 20 mm length	For use as scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged and for use in opening intracranial arteries that have narrowed.
Ascent® Balloon Catheter	4 mm diameter and higher. Multiple lengths
 A coaxial dual lumen balloon catheter designed for use over any 0.014-inch guidewire. It is intended for use for temporary vascular occlusion and to assist in delivery of diagnostic and therapeutic agents.

Product Line	Sizes	Product Description
EnPower® Detachment Control Box and Connecting Cable

Next-generation control box provides electronic control via a lithium ion battery and initiates detachment of our proprietary microcoil system. The EnPower® also features a remote cable which enables physicians to detach the coils from the patient field.

Microcoil Products

We offer a range of microcoils designed to enable neurointerventionalists to treat a wide variety of aneurysms. These include our MicruSphere®, Cashmere®, DeltaPaq™, DeltaPlush™  and Ultipaq® microcoil systems which are available in bare platinum and Cerecyte® versions, and the Presidio® line of microcoils which also incorporates our proprietary Cerecyte® technology. All of our microcoils utilize our rapid deployment system and perform certain specific functions:

•
Frame.  Our MicruSphere®, Presidio® and Cashmere® microcoils are typically the first microcoils used by neurointerventionalists to frame the aneurysm. The MicruSphere® microcoil folds automatically into a spherical three-dimensional shape that conforms to the shape of the aneurysm. This conforming shape reduces the need for the clinician to manipulate and reposition the coil multiple times, shortens procedure time, and reduces the potential for complications. Additional microcoils may then be placed within the first microcoil in smaller sizes in an approach known as the “Russian doll technique,” sequentially filling the aneurysm.

•
Frame and Fill.  Our Presidio® and Cashmere® microcoils feature longer lengths and their own unique shapes required to frame and fill the aneurysm. This can allow for more platinum to be deployed at the neck of the aneurysm, as well as greater packing density.

•
Fill.  The DeltaPaq™ features a completely new coil technology, called “Delta Wind.” This unique triangular shaped primary wind allows the DeltaPaq™ to change directions rapidly, far surpassing traditional round primary winds. The Delta Wind technology is designed to increase packing density, which previous studies have suggested results in a reduction in recanalization.  The DeltaPaq™ is available in both bare platinum and with Cerecyte.  The Cashmere® microcoil is a stretch resistant complex coil which may also be used as a filling coil. The Cashmere® combines extra coil softness with a 3 dimensional secondary shape in a 14 system coil. Attributes of a 14 system coil help deliver more packing density per cm of coil compared with smaller system microcoils. Our proprietary DeltaPaq™, HeliPaq® and HeliPaq SR® products are filling microcoils used to fill gaps which may remain in the center of the aneurysm after placement of one or more of our MicruSphere® or Presidio® framing microcoils. Both the HeliPaq® and the HeliPaq SR® automatically form a helical shape upon deployment, which allows filling of complex gaps in the aneurysm. The HeliPaq SR® employs a stretch-resistant system designed to prevent the microcoil from stretching in an unwanted manner while being positioned in the aneurysm. InterPaq® microcoils are filling coils used in larger size aneurysms requiring a greater volume of coil mass in order to be adequately filled.

•
Finish.  The DeltaPlush™ microcoil with “Delta Wind” technology is designed to be our softest finishing coil. The DeltaPlush™ is available in both bare platinum and with Cerecyte. Our UltiPaq® microcoil is an extra-soft, stretch-resistant finishing coil, used to provide additional aneurysm neck coverage and to more thoroughly fill in the aneurysm after placement of one or more MicruSphere®, Presidio®, Cashmere®  and/or HeliPaq® microcoils.

•
Cerecyte®.  Our proprietary Cerecyte® microcoil product line incorporates filaments comprised of PGA into most of our current line of microcoils — MicruSphere®, Presidio®, Cashmere®, DeltaPaq™, DeltaPlush™, HeliPaq®, HeliPaq SR® and UltiPaq®. Because the PGA filaments run through the center of our microcoils, our Cerecyte microcoils possess the same handling characteristics as our standard platinum microcoils.

In January 2009, we completed the enrollment of 500 patients in our CCT. The CCT is a prospective randomized multi-center trial which directly compares Micrus Cerecyte® bioactive microcoils to Micrus bare platinum microcoils for the treatment of intracranial aneurysms. We also completed the enrollment of 250 patients in our Cerecyte® Registry in January 2009. The Cerecyte® Registry is a prospective non-randomized United States multi-center registry designed to document the clinical and angiographic outcomes of intracranial aneurysms treated with our Cerecyte® bioactive coils. Data from these studies are being assembled for presentation and submission to peer review journals in fiscal 2011. Interim data from the CCT presented at the American Society of Neuroradiology in May 2010 suggest that our Cerecyte and bare platinum microcoils outperform the ISAT study published results for bare platinum coils in both investigator assessed angiographic occlusion rate and safety. The ISAT results are the industry’s benchmark.

PHAROS® and PHAROS® Vitesse® Balloon-Expandable Stent

Our PHAROS® stent is a balloon-delivered device which can be used both to treat ischemic disease and for scaffolding of wide-neck aneurysms to ensure that the microcoil is not dislodged. For the treatment of ischemic disease, our PHAROS® stent dilates intracranial arteries that have narrowed and allows the neurointerventionalist to deliver and deploy a stent in one step. We believe this feature will help reduce overall procedural time and cost. We believe that the balloon catheter marker bands combined with the radiopacity of the stent provide for excellent visibility resulting in improved accuracy of deployment.

We believe that PHAROS® Rapid Exchange Technology and trackable tip will enable a physician to access the tortuous and distal anatomy of the brain. In March 2006, we launched the PHAROS® stent in certain countries outside the United States that recognize the CE Mark. In March 2008, we filed an IDE with FDA for our next generation stent, the cobalt chromium steel PHAROS® Vitesse®, for the treatment of neurovascular stenosis. In July 2008, we received FDA conditional approval of our IDE for the VISSIT study of our next generation PHAROS® Vitesse® stent. In August 2009, we received approval for the study. The VISSIT study is the first industry sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are currently enrolling patients in our VISSIT IDE trial in the United States, Europe and China.

Access Products

We offer the following products:

•
Ascent® Balloon Catheter. The Ascent® Occlusion Balloon Catheter is a coaxial dual lumen balloon catheter designed for use over any 0.014 inch guidewire. The 0.014 dual lumen catheter is designed to improve the stability of the balloon, potentially resulting in a more effective and safer procedure. It is intended to be used for temporary vascular occlusion and to assist in delivery of microcoils and other therapeutic and diagnostic agents into the aneurysm.

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

•
Neuropath® Guide catheter.  The Neuropath® guide catheter uses Progressive Shaft Technology and facilitates the smooth delivery of multiple devices including microcatheters, balloons, guidewires and micro coils. It comes in a variety of tip shapes as well as varying sizes. It is currently available in a 5 and 6 french internal diameter and a 90 and 100cm length.

•
Courier® ENZO® Microcatheter. Introduced to the United States in September 2007 and to Europe in January 2008, the ENZO®  deflectable tip microcatheter is designed to offer improved maneuverability through the brain’s tortuous vasculature and to enable in vivo repositioning of the microcatheter in the aneurysm, allowing physicians to more efficiently fill aneurysms, which may lead to improved outcomes. We believe that ENZO® is the only deflectable tip microcatheter available for use in the neurovascular market.

Microcoil Delivery System and Deployment Mechanism

In addition to the detachable microcoil, our microcoil delivery system is comprised of a DPU, a connecting cable and the EnPower® Detachment Control Box. Our DPU is a flexible catheter to which a Micrus microcoil is attached. Deployment of the microcoil occurs when the neurointerventionalist activates a resistive heater at the tip of the DPU, shearing the polyethylene fiber that holds the microcoil onto the DPU. Our deployment technology results in fast and reliable deployment of the microcoil from the DPU.

Sales and Marketing

We market our products to interventional neuroradiologists and neurosurgeons who generally practice at centers located in major metropolitan areas. There are currently approximately 300 - 400 neurointerventionalists in the United States who perform embolic coiling procedures. We believe that less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures performed in the United States each year. We believe that a similar number of neurointerventionalists are practicing in Europe and Asia.

We have developed relationships with a number of these neurointerventionalists who perform a large number of cerebral vascular procedures. In fiscal 2010, a substantial portion of our product sales in the United States was to an estimated 118 hospitals. In order to encourage the continued adoption of our products, we believe that we need to continue to build and maintain relationships with these neurointerventionalists. We believe that these relationships are enhanced by the presence of our direct sales organization. Sales of embolic coiling products involve a long-term relationship between the sales representative and neurointerventionalist where the sales representative must initially be present for product demonstrations and to monitor procedures. We recruit our sales representatives based on their experience with minimally invasive devices and prior success in the medical device industry. We provide ongoing sales and product training to our employees and distributors and continually monitor their performance. We also market our products at various industry trade shows and conferences.

In the United States and Canada, we market our products through our direct sales force to neurointerventionalists, while in Europe, we rely on both a direct sales force and a distribution network. In Asia Pacific and Latin America, we market our products through a distribution network. We currently have a North American direct sales force of 34, a European direct sales force of 18, an Asia Pacific direct sales force of four and two direct sales people in Latin America.  We may add clinical and sales support personnel at both the direct and distributor level in Asia Pacific and Europe to ensure a high level of global physician support for all our products. Our marketing group currently consists of 10 employees in North America and 4 employees in Europe.

We have entered into agreements with distributors in several European countries, as well as portions of the Middle East, Asia and Latin America. Our distributors are experienced in the interventional device markets and have relationships with leading neurointerventionalists and institutions in those countries. Our standard distribution agreement generally (i) provides our distributors with an exclusive right to distribute our products in a certain territory; (ii) restricts them from selling products that are competitive with our products for the limited duration of our agreement with them; (iii) obligates them to obtain the necessary authorizations, licenses and approvals to import, market and distribute our products within the applicable territory; and (iv) obligates them to promote and distribute our products within the applicable territory.

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

Goodman, our distributor in Japan, accounted for 12% of revenues for both years ended March 31, 2010 and 2009. No customer accounted for 10% or more of our revenues for the year ended March 31, 2008.

Research and Development

Our product development efforts are focused on designing microcoils, guidewires, microcatheters, balloons, thrombectomy devices and stents for the treatment of hemorrhagic and ischemic stroke. We are working to develop next generation microcoils to frame and fill the aneurysm more efficiently and thoroughly. Also under development are next-generation balloon expandable stents for the treatment of intracranial atherosclerosis, self-expanding stents and covered stents, as well as occlusion balloons to augment the treatment of aneurysms with microcoils.

Additionally, we are developing technologies to treat acute ischemic stroke. In October 2007, we acquired an exclusive license to revascularization and clot retrieval technology for the treatment of ischemic stroke, known as ReVive™ SE, through the acquisition of ReVasc from The Cleveland Clinic. In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter and clot retrieval and revascularization system, known as ReVive™ CX, for the treatment of ischemic stroke. In April 2008, we entered into a co-development agreement with Chemence to jointly develop a liquid embolic product for the treatment of cerebral aneurysms using Chemence’s cyanoacrylate technology, development capabilities and intellectual property. In August 2009, we entered into a license, development and commercialization agreement with FSS to jointly develop a flow diversion product for neurovascular indications using both Micrus and FSS technology, development capabilities and intellectual property. In January 2010, we entered into a license, development and commercialization agreement with Bay Street regarding their stent delivery system.

As of March 31, 2010, we had 37 full-time employees engaged in research and development activities. Research and development expenses for the fiscal years ended March 31, 2010, 2009 and 2008 were $10.4 million, $10.2 million and $13.7 million, respectively.

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

Under the terms of our agreement, we paid an up-front licensing fee of approximately $0.6 million to Biotronik and were required to make milestone payments to Biotronik upon receipt of approvals to market stent products we jointly developed for the treatment of neurovascular disease and royalty payments on the products sold. We are also required to pay Biotronik royalties equal to 15% of the actual net sales of our PHAROS® stent on a quarterly basis. In February 2006, Biotronik received CE Mark authorization for the PHAROS® stent intended for both the treatment of aneurysms and the treatment of ischemic diseases. As a consequence, we made milestone payments to Biotronik of approximately $0.7 million in both March and April 2006. We paid an additional cost associated with the PHAROS® stent development of $102,000 in the first quarter of fiscal 2007. Additionally, we have incurred royalties to Biotronik of approximately $318,000, $169,000 and $150,000 for the products sold in fiscal 2010, 2009 and 2008, respectively. There are no future milestone payments to Biotronik related to the PHAROS® stent. Additionally, we will continue to fund ongoing project development based on the terms of this agreement.

ReVasc Acquisition

In October 2007, we entered into a Stock Purchase Agreement (the “ReVasc Agreement”) with The Cleveland Clinic and acquired ReVasc, a wholly-owned subsidiary of The Cleveland Clinic for an aggregate up-front purchase price of $1.0 million. Pursuant to the ReVasc Agreement, we also agreed to pay The Cleveland Clinic up to $5.0 million in additional payments upon the achievement of certain milestones set forth in the ReVasc Agreement. This includes minimum milestone payments of at least $2.0 million due to The Cleveland Clinic by October 2010. The first milestone payment in the amount of $500,000 was paid in March 2008. In January 2010, we paid The Cleveland Clinic an additional milestone payment of $2.0 million, which did not count towards the minimum milestone payments.

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

On December 7, 2007, we merged ReVasc into Micrus. Following the merger, Micrus became the direct recipient of the license of the revascularization technology from The Cleveland Clinic under the ReVasc License Agreement. The ReVasc technology is now known as ReVive™ SE.

Genesis Collaboration

In January 2008, we entered into a license, development and commercialization agreement with Genesis. Under the terms of the agreement, we licensed the rights to Genesis’ F.A.S.T. Funnel Catheter, a revascularization platform and clot retrieval system for the treatment of ischemic stroke. In fiscal 2011, we plan to finalize our development and validation work on these Ischemic products and intend to perform safety studies outside the United States. The transaction with Genesis includes an initial up-front payment of $0.8 million, a development milestone payment of $150,000, which was paid in October 2008, and royalties on potential future product sales. Additionally, we paid $277,000 and $351,000 in consulting fees to Genesis in fiscal 2010 and 2009, respectively, for the funnel catheter product development. The Genesis technology is now known as ReVive™ CX.

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

Our remaining obligations to Merit terminated on September 30, 2009 and therefore, the deferred gain of $1.9 million was recognized as other income in the quarter ended September 30, 2009.

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

FSS Collaboration

In August 2009, we entered into a License, Development and Commercialization Agreement (the “FSS Agreement”) with FSS. Under the terms of the FSS Agreement, Micrus and FSS will jointly develop a flow diversion product for neurovascular indications using both Micrus and FSS technology, development capabilities and intellectual property. We will be responsible for overseeing the regulatory and clinical process and will manufacture neurovascular products developed under the terms of this collaborative agreement. The transaction included an initial up-front payment of $0.5 million, future development and regulatory milestone payments and royalties on potential future product sales. In March 2010, we amended the original agreement with FSS to expand the projects focus to include a non-flow diversion variation of the FSS stent platform for use as a neurovascular stent.

Bay Street Agreement

In January 2010, we entered into an Exclusive License and Option Agreement (the “Bay Street Agreement”) with Bay Street. Pursuant to the terms of the Bay Street Agreement, Bay Street granted us a worldwide exclusive license and option to purchase intellectual property assets held by Bay Street related to its proprietary stent delivery and locking technology (the “Bay Street Assets”). The transaction included an initial up-front payment of $0.5 million for a six month evaluation of the exclusive license. We have the option to extend the exclusive license for an additional six months upon paying to Bay Street an option payment of $0.5 million. We also have the option to purchase the Bay Street Assets before the option period ends pursuant to an Asset Purchase Agreement that will be an addendum to the Bay Street Agreement. Under the terms of the Asset Purchase Agreement, if we elect to purchase the Bay Street Assets, we would be required to pay an initial purchase payment of $1.0 million, a future sales-based milestone payment and royalties on future product sales.

Physician Advisors

We rely extensively on our physician advisors to advise us on our research and development efforts and to provide feedback on the clinical use of our products. Our advisors are experts in interventional neuroradiology and cerebral vascular diseases. We regularly consult with our physician advisors regarding our research and development efforts, preclinical trials and clinical trials.

Some of our physician advisors receive a consulting fee for providing services to Micrus. All of our physician advisors are reimbursed for reasonable expenses. In addition, our medical advisors receive compensation for clinical studies they conduct for us. All of our medical advisors are employed by other organizations and may have commitments to or have consulting arrangements with other companies, including our competitors, which may limit their availability to consult with us. Although these advisors may contribute significantly to our business, we generally do not expect them to devote more than a small portion of their time to us. We also routinely seek advice, input and feedback on our products and business from a larger broader group of physicians and advisors, some of whom may also receive appropriate compensation for their time and expert opinions.

Manufacturing

We manufacture and/or assemble, inspect, test and package all our proprietary microcoils and microcatheters at our headquarters in San Jose, California, or in Miramar, Florida. Most of our non-embolic products are manufactured in Miramar, Florida. As of March 31, 2010, we had 164 employees in manufacturing, quality control, manufacturing engineering and materials and logistics.

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

Trained product personnel assemble and test each of our components and products in controlled environment rooms. At various assembly stages each lot of product undergoes thorough testing to ensure compliance with applicable regulations, including Quality System Regulations (“QSR”) requirements in the United States and ISO 13485 certification standards in Europe. These standards specify the requirements necessary for a quality management system to consistently provide products that meet customer requirements and to include processes for achieving the outputs of the quality management system that are required in order to obtain a CE Mark to sell medical devices within the European Union. Our quality assurance group verifies that product fabrication and inspection process steps meet our stringent quality specifications and applicable regulatory requirements. Upon successful completion of these steps, the products are packaged, sterilized and prepared for shipment. We typically ship products as orders are received.

We have implemented quality control systems as part of our manufacturing processes, which we believe are in substantial compliance with United States Good Manufacturing Practices (“GMP”) or QSR requirements. Our San Jose facility has also been inspected by the California Department of Health Services on behalf of the State of California and under contract with the FDA, and is registered with the State of California to manufacture our products. We believe that we are in compliance with the FDA GMP for medical devices, and our facilities are subject to inspection by the FDA. The most recent of such inspections occurred in April 2010 in San Jose, California and in September 2007 in our Doral, Florida facility, prior to the relocation of that plant to Miramar, Florida. However, we cannot assure that we will remain in compliance with GMP and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

We purchase the raw materials required for production from various qualified outside vendors. In addition, the deployment control box is manufactured by an outside supplier. We rely on single sources for some of our critical components, including the deployment control box, the platinum used to manufacture the microcoils and certain custom hypodermic tubing material. In addition, we have a sole source subcontract arrangement for sterilization services. We believe that we have alternative sources for most of the components purchased from single sources currently and generally maintain an adequate supply of products to avoid production interruptions. Where we do not have a qualified second source vendor for a product component and depending on the exact component, we believe that it would take us from two days to a month to either manufacture the product component ourselves or have a readily available new supply of the product component. Any unanticipated interruption in the supply of these components and services could have a material adverse effect on us.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain and maintain proprietary protection for our products, technology and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek protection of our proprietary position by filing United States and foreign patent applications to protect technology, inventions and improvements that are important to our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary position. We hold 76 issued United States patents and 121 issued foreign patents expiring between 2015 and 2027. In addition, we have 37 United States and 66 foreign patent applications pending covering various aspects of our products and technology.

The issued patents relate, among other things, to subject matter in the following areas:

•	vaso-occlusive microcoils and devices, and methods for manufacturing such coils and devices;

•	microcoil deployment systems;

•	bioactive microcoils;

•	intracranial vascular stents;

•	catheters for neurovascular intervention;

•	embolic clot retrieval devices; and

•	bioactive material placement systems and methods.

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

Competition

We compete primarily with the neurovascular division of Boston Scientific; Codman Neurovascular, a division of Johnson & Johnson; ev3 Inc and MicroVention, a division of Terumo. Boston Scientific, Codman Neurovascular and ev3 offer broad product lines consisting of embolic microcoils, microcatheters, stents, balloons and guidewires. Boston Scientific, Codman Neurovascular, ev3 and MicroVention currently market a variety of microcatheters which are compatible with our coil systems.

Currently, Boston Scientific is the only company we are aware of other than Micrus that sells bioactive microcoils. Boston Scientific markets the Matrix coil which features a platinum core coated with an absorbable suture material intended to cause a tissue reaction. MicroVention markets the HydroCoil® which is an embolic microcoil that swells in the presence of fluid to provide greater volumetric occlusion to an aneurysm. Codman Neurovascular markets a bare platinum line of microcoils but does not market bioactive or stretch resistant microcoils. Through its acquisition by Terumo, MicroVention now markets microcatheters, guide catheters and guidewires as well, joining Boston Scientific, Codman Neurovascular, ev3 and Micrus in this market segment. Boston Scientific has received from the FDA a Humanitarian Device Exemption (“HDE”) to market stents for the treatment of hemorrhagic and ischemic stoke. Codman Neurovascular has received an HDE to market a stent indicated for the treatment of hemorrhagic stroke.

Boston Scientific, MicroVention, ev3 and Codman Neurovascular are all large publicly traded companies or divisions of large publicly traded companies and enjoy several competitive advantages over us, including: greater financial and personnel resources; significantly greater name recognition; established relationships with neurointerventionalists; established distribution networks; greater resources for product research and development; greater experience in, and resources for, launching, marketing, distributing and selling products; and more broad-based and deeper product lines. On June 1, 2010, Covidien plc, a large publicly traded company, announced that it had entered into a definitive merger agreement with ev3. Upon completion of the merger, ev3 will become a division of Covidien plc.

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

After a PMA application is accepted for filing, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with quality system regulations. New PMA applications or PMA supplements are required for significant modifications to the manufacturing process, labeling or design of an approved device. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require such extensive clinical data or the convening of an advisory panel.

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

International

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain market authorization by a foreign country may be longer or shorter than that required for FDA market authorization, and the requirements may differ. For example, in China, we have submitted market applications for our microcoils, microcatheters and the PHAROS® intracranial stent. The regulatory process in China includes administrative review of technical documentation, test reports and labeling and also physical testing of products to test standards before a license for commercial distribution is granted.  The regulations in Central and South American countries vary substantially from country to country.  We have received market authorizations for our microcoils and certain other products in the following Central and South American countries: Argentina, Brazil, Chile, Colombia, Costa Rica, Mexico, Peru and Venezuela.

The primary regulatory environment in Europe is that of the European Union, which consists of countries encompassing most of the major countries in Europe. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body in one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union.

In Japan, medical devices must be approved by the MHLW prior to importation and commercial sale. Manufacturers of medical devices outside of Japan must utilize a contractually bound Japanese entity to submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy. As part of its approval process, the MHLW may require that the product be tested in Japanese laboratories. The approval process for products such as our existing microcoil products is typically 12-15 months once an application has been accepted for review. Other medical devices may require a longer review period for approval. Once approved, the manufacturer may import the device into Japan for sale by the manufacturer’s contractually bound importer or distributor.

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

In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law (“PAL”). PAL was substantially revised in July 2002, and the new provisions were implemented in stages through April 2005. Revised provisions of the approval and licensing system of medical devices in Japan, which constitutes the core of import regulations, came into effect on April 1, 2005. The revised law changes class categorizations of medical devices in relation to risk, introduces a third party certification system, strengthens safety countermeasures for biologically derived products, and reinforces safety countermeasures at the time of resale or rental. The revised law also abolishes the ICC system and replaces it with the “primary distributor” system. Under the revised PAL, manufacturers outside of Japan must now appoint a “primary distributor” located in Japan that holds a primary distributor license for medical devices to provide primary distribution services including conducting quality assurance and safety control tasks for each product at the time an application for the approval of such product is submitted to the MHLW. We are unable at this time to determine the impact of such changes on our approved products, products for which we have already applied for approval in Japan or future products. We do not anticipate that these changes will have a material impact on our existing level of third-party reimbursement for sales of our products in Japan.

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

Product Liability and Insurance

We maintain general liability insurance, product liability insurance, directors and officers’ liability insurance, workers compensation insurance and other insurance coverage that we believe are customary in types and amounts for the type of business that we operate. Medical device companies are subject to an inherent risk of product liability and other liability claims in the event that the use of their products results in personal injury claims. Any such claims could have an adverse impact on us. There can be no assurance that product liability or other claims will not exceed such insurance coverage limits or that such insurance will continue to be available on commercially acceptable terms, if at all.

Environmental

Our company is subject to a variety of federal, state and local environmental protection measures. We believe that our operations comply in all material respects with applicable environmental laws and regulations. Our compliance with these requirements did not have a material effect upon our capital expenditures, cash flows, earnings or competitive position during the past fiscal year, and is not expected to in the future. Given the scope and nature of these laws, however, there can be no assurance that our compliance with environmental laws and regulations will not have a material impact on our results of operations.

Employees

As of March 31, 2010, in the United States we had 307 full time employees, including 50 in sales and marketing, 164 in operations and manufacturing, 37 in research and development, 20 in quality assurance and regulatory compliance, and 36 in general and administrative functions. As of March 31, 2010, we had 34 employees in Europe, including 22 in sales and marketing and 12 in general and administrative functions. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage.

Seasonality

Our worldwide sales frequently reflect a degree of seasonality. In both the Americas and Europe we typically experience somewhat lower demand in the second fiscal quarter than throughout the rest of the fiscal year as a result of the summer vacation schedule.

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

General worldwide economic conditions have experienced a downturn due to the effects of the subprime lending crisis, European sovereign debt crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. Our business is not immune. Some of the procedures that use our products are elective and therefore can be deferred by patients. In light of the current economic conditions, patients who do not have insurance covering the total cost of elective procedures may choose to defer or forego them.  In addition, in the U.S. and other countries where healthcare coverage is heavily dependent on employment status, increasing numbers of patients may have no or reduced healthcare coverage. Furthermore, government instability may cause certain governments to delay, withhold or reduce reimbursement for our products which could adversely affect our revenues.

The worldwide economic downturn also may have other adverse implications for our business. For example, our customers’ and distributors’ ability to borrow money from their existing lenders, or to obtain credit from other sources to purchase our products may be impaired. Though we maintain allowances for doubtful accounts that are sufficient to cover estimated losses which may occur when customers cannot make their required payments and though such estimated losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same loss rates that we have in the past, especially given the current turmoil in the worldwide economy. A significant change in the liquidity or financial condition of our customers or those governments that reimburse our customers for our products could cause unfavorable trends in our receivable collections and additional allowances may be required, thus adversely affecting our operating results. In addition, the worldwide economic crisis may adversely impact our suppliers’ ability to provide us with materials and components, which could adversely affect our business and operating results. Like the stock prices of many other companies, our stock price has recently decreased substantially. If investors have concerns that our business, operating results and financial condition will be negatively impacted by a continued worldwide economic downturn, our stock price could further decrease.

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

The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300-400 neurointerventionalists in the United States who perform embolic coiling procedures. We believe that less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the year ended March 31, 2010, a substantial portion of our product sales in the United States were to an estimated 118 hospitals. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe that neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:

•	extent of clinical and multi-center trial evidence supporting patient benefits;

•	their level of experience with the alternative product;

•	perceived liability risks generally associated with the use of new products and procedures;

•	availability of reimbursement within healthcare payment systems; and

•	costs associated with the purchase of new products and equipment.

In addition, we believe that recommendations and support of our products by influential physicians are essential for market acceptance and adoption. That support may be influenced by the results of clinical studies of our products or those of our competitors. If we do not receive continued support from such influential physicians, neurointerventionalists and hospitals may not use our products. In such circumstances, we may not achieve expected revenue levels and our business will suffer.

The results of clinical trials could negatively impact our business.

We believe that neurointerventionalists base their decision to use an alternative procedure or product in part on the result of clinical evidence supporting patient benefits.   Consequently, results of clinical research and trials on our existing products and new products in development, as well as those of our competitors, will influence demand for our products.   To the extent that clinical trials report negative news about our products or positive news about our competitors products we may lose sales.

For example, we recently announced some interim data from an ongoing clinical study comparing results of coiling with our Cerecyte® microcoils against Micrus bare platinum microcoils.  Based on our preliminary discussions with Dr. Molyneux, the principal investigator of the trial, we believe that he will present interim data demonstrating that, based on the core lab assessment of angiographic success, the Cerecyte® and Micrus bare platinum groups are superior to those of the ISAT study and that the safety outcomes for Micrus Cerecyte® and Micrus bare platinum coils are also superior to the coiling results reported in the ISAT study, as well as all other published randomized data.  In addition, Dr. Molyneux has advised us that due to the strong performance of Micrus bare platinum coils, it is unlikely that the data will demonstrate a statistically significant difference in angiographic outcome between the two groups.  Our Cerecyte® coils are more expensive than our bare platinum coils, although we believe that our bare platinum coils are priced lower than many of our large competitors.  It is unclear whether the impact of this study will result in a decline in our sales of Cerecyte® coils or an increase in our overall sales as a result of the superior performance of our coils generally.   If we experience a decline in sales of our Cerecyte® coils which is not offset by increases in revenue generated from our bare platinum coils our operating results will be harmed.

Our industry is experiencing increased scrutiny by governmental authorities, which has led to increased compliance costs and potentially more rigorous regulation

The medical device industry is subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  These authorities have been increasing their scrutiny of certain activities of medical device companies, including their conduct of clinical trials, their handling of conflicts of interests and financial arrangements with health care providers (“HCPs”) and their product promotional practices.  We are about to commence our first human clinical trials which will require us to comply with patient safety and enrollment regulations. We anticipate that government authorities will continue to scrutinize our industry closely and we may be subject to more rigorous regulation by governmental authorities in the future.  This increased government scrutiny has led us to incur increased costs on compliance, human resources costs and the diversion of management and employee focus and we anticipate that such costs will continue to increase.  We have adopted a number of compliance procedures and provide regular compliance training to our employees who interact with HCPs but we cannot assure that our activities will not be subject to inquiry or greater action or oversight by governmental authorities or that we will be able to comply with any new regulations.  Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with applicable laws and regulations could result in substantial penalties and/or restrictions in our business activities and the sales of our products.

We have been profitable for each of the last five quarters, but there is no assurance that we will continue to be profitable in the  future.

We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. We have incurred annual net losses since our inception, including net losses of $11.1 million, $16.3 million, and $5.5 million in fiscal 2009, 2008, and 2007, respectively. In the fourth quarter of fiscal 2009 we achieved our first profitable quarter with $0.6 million of net income and in fiscal 2010 we reported our first profitable fiscal year with $11.5 million of net income. At March 31, 2010, we reduced our accumulated deficit to approximately $70.9 million. There is no assurance that we will continue to be profitable in the future. We expect our operating expenses to increase as we, among other things:

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

Our quarterly operating and financial results are difficult to predict and may fluctuate significantly from period to period. The level of our revenues, gross margins and results of operations at any given time will be based primarily on the following factors:

•	neurointerventionalist and patient acceptance of our products;

•	changes in the number of embolic coiling procedures performed to treat cerebral aneurysms;

•	the seasonality of our product sales;

•          the mix of our products sold;

•	stocking patterns for distributors;

•	the development of new procedures to prevent and treat hemorrhagic and ischemic stroke;

•	results of clinical research and trials on our existing products and products in development or those of our competitors;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products;

•	timing of new product offerings, acquisitions, licenses or other significant events involving us or our competitors;

•	increases in the costs of manufacturing and selling our products;

•	the amount and timing of our operating expenses;

•	potential litigation expenses;

•	fluctuations in foreign currency exchange rates;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	changes in our ability to obtain and maintain FDA and other domestic and foreign regulatory approval or clearance for our products;

•	inventory adjustments we may have to make in any quarter;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain and expand our sales force and operational personnel;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components; and

•	amount and timing of capital expenditures and other costs relating to any potential expansion of our operations.

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

Our success will depend in part on our ability to develop and introduce new products and enhancements to our existing products. We cannot assure that we will be able to successfully develop or market new products or that any of our future products will be accepted by the neurointerventionalists who use our products or the payors who reimburse for many of the procedures performed with our products. The success of any new product offering or enhancement to an existing product will depend on several factors, including:

•	our ability to properly identify and anticipate neurointerventionalist and patient needs;

•	our ability to develop new products or enhancements in a timely manner;

•	our ability to leverage the results of clinical and multi-center trial evidence supporting patient benefits;

•	our ability to obtain the necessary regulatory approvals for new products or product enhancements;

•	our ability to provide adequate training to potential users of our products;

•	our ability to receive adequate reimbursement for our procedures;

•	results of clinical research and trials on our existing products and products in development and those of our competitors;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products; and

•	our ability to develop an effective marketing and distribution network.

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

The market for medical devices for treatment of cerebral vascular diseases is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete primarily with the neurovascular division of Boston Scientific, the market leader, as well as Codman Neurovascular, ev3 and MicroVention. At any time, other companies may develop alternative treatments, products or procedures for the treatment of cerebral aneurysms that compete directly or indirectly with our products. If alternative treatments prove to be superior to our microcoil or other products, continued use or adoption of our products could be negatively affected and our future revenues could suffer.

In addition, most of our current and potential competitors are either large publicly traded companies or divisions or subsidiaries of large publicly traded companies and enjoy several competitive advantages over us, including:

•	greater financial and personnel resources;

•	greater name recognition;

•	established relationships with neurointerventionalists;

•	established distribution networks;

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

A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2010, 2009 and 2008, revenues from customers outside the United States represented approximately 51%, 50% and 51%, respectively, of our revenues. We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the fiscal year ended March 31, 2010, approximately 33% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the British pound.

In Europe, our revenues are denominated in Swiss francs, euros, British pounds and U.S. dollars. Accordingly, we are exposed to market risk related to changes between those currencies in which we conduct business. For the preparation of our consolidated financial statements, the financial results of our Swiss and UK subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. If the U.S. dollar appreciates against the Swiss franc and British pound, the revenues we recognize from sales by our European subsidiaries will be adversely impacted.

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act and are exposed to future risks of non compliance.

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

We completed our assessment of our internal control over financial reporting as required by Section 404 for the fiscal year ended March 31, 2010. Our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2010, our internal control over financial reporting was effective. Our independent registered accounting firm has also expressed the opinion that our internal controls over financial reporting were effective during that period. However, our controls may not prove to be adequate for future periods, and we cannot predict the outcome of our testing in future periods. If our internal controls are deemed to be ineffective in future periods, our financial results and the market price of our stock could be adversely affected. In any event, we will incur additional expenses and commitment of management’s time in connection with further evaluations, which may adversely affect our future operating results and financial condition.

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

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or to successfully integrate them in a cost- effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and technologies. We may in the future pursue the acquisition of additional complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any such acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees. Integrating any business, product or technology we acquire could be expensive and time consuming, disrupt our ongoing business, distract our management and expose us to unanticipated liabilities. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will suffer. In addition, any amortization or charges resulting from the costs of acquisitions could harm our business and operating results.

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

We are dependent on a single source supplier for components and materials used in our devices, and the loss of any of these suppliers, or their inability to supply us with an adequate supply of materials, could harm our business.

We rely on third-party suppliers for components and materials used in our products and rely on a single source for many of the microcoil and delivery system components, including tubing and connectors. Our dependence on third-party suppliers involves several risks, including limited control over pricing, availability, quality, delivery schedules and supplier compliance with regulatory requirements. Any delays in delivery of such components or provision of such services or shortages of such components could cause delays in the shipment of our products, which could significantly harm our business. We generally acquire our single source components pursuant to purchase orders placed in the ordinary course of business, and we have no guaranteed supply arrangements with any of our single source suppliers. Because of our reliance on these vendors, we may also be subject to increases in component costs. These increases could significantly harm our business. For us to be successful, our third-party suppliers must also be able to provide us with the materials and components of our products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth may strain the ability of suppliers to deliver an increasingly large supply of materials and components.

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

We currently conduct our manufacturing, development and management activities in San Jose, California, near known earthquake fault zones, and in Miramar, Florida, where there is a risk of hurricanes. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as an earthquake or hurricane, could cause substantial delays in our operations, damage or destroy our equipment or inventory, and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations.

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

We face certain litigation risks that could harm our business.

At any given time we are likely to have one or more lawsuits filed against us asserting various claims.   The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending lawsuits has been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.

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

In March 2010, President Obama signed into law major health care reform legislation under the Patient Protection and Affordable Health Care Act of 2010 (the "PPACA"), which was modified by the Health Care and Education Reconciliation Act. The PPACA imposes a 2.3% excise tax on domestic sales of medical devices beginning on January 1, 2013. PPACA also implements provisions that could affect the way in which physicians and hospitals are compensated for performing medical procedures involving our products in the future. The PPACA also expands the scope of the Federal False Claims act and increases fraud and abuse penalties and other government enforcement tools, which could adversely impact healthcare companies, including us. Various healthcare reform proposals also have emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the state level or the exact effect newly enacted laws or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, the enacted excise tax on medical devices could materially and adversely affect our operating results.

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

The market price of our common stock has been and we expect will continue to be highly volatile and may fluctuate substantially due to many factors, including:

•	volume and timing of orders for our products;

•	the outcome of clinical and multi-center trial evidence supporting patient benefits;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to intellectual property rights;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	the results of clinical research and trials on our existing products and products in development or those of our competitors;

•	changes in revenues or earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

Based on shares outstanding at March 31, 2010, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 41% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:

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

We have registered 8,527,739 shares of common stock that we may issue under our 1998 Stock Plan (“1998 Plan”), 2005 Equity Incentive Plan (“2005 Plan”) and 2005 Employee Stock Purchase Plan (“Purchase Plan”). These shares can be freely sold in the public market upon issuance. The sale by any of these holders of a large number of securities in the public market could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Additionally, we lease office space in the United Kingdom for our wholly-owned subsidiary, Micrus Endovascular UK Limited (“Micrus UK”), under a non-cancelable lease agreement with a term through December 2010. We use this space for our sales, marketing and administrative functions.

We otherwise believe that our existing facilities are adequate to meet our current and near term future needs.

Item 3.  Legal Proceedings.

 None.

Item 4.  Reserved.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Stock Market under the symbol “MEND.” The following table sets forth the high and low daily bid prices per share of our common stock, as reported by The NASDAQ Stock Market.

Fiscal Year Ended March 31, 2010	High	Low
First Quarter	$9.54	$5.77
Second Quarter	$13.71	$7.80
Third Quarter	$15.98	$11.16
Fourth Quarter	$22.24	$14.92

Fiscal Year Ended March 31, 2009	High	Low
First Quarter	$14.99	$9.92
Second Quarter	$16.00	$10.97
Third Quarter	$14.12	$8.70
Fourth Quarter	$11.95	$4.13

The last reported sale price of our common stock on The NASDAQ Stock Market on May 28, 2010 was $17.28 per share. As of May 28, 2010, there were approximately 52 holders of record of our common stock.

Dividend Policy

We have never declared a divided or paid any cash dividends on our common stock. Because we currently intend to retain any future earnings to fund the development and growth of our business, we do not anticipate paying any cash dividends in the near future.

Unregistered Securities Sold in Fiscal 2010

None

Issuer Purchases of Equity Securities

We do not have a stock repurchase program and did not repurchase any of our equity securities during the year ended March 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Colum (a))
Equity compensation plans approved by security holders	4,073,882	(1)	$12.50	2,079,326	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	4,073,882	(1)	$12.50	2,079,326	(2)
______

(1)	Includes 865,700 shares subject to options outstanding under our 1998 Plan and 3,208,182 shares subject to options and restricted stock units outstanding under our 2005 Plan.

(2)
Includes 1,437,859 shares of common stock reserved for future issuance under our 2005 Plan and 641,467 shares of common stock reserved for future issuance under our Purchase Plan. As of April 1, 2010, the number of shares available for issuance under the foregoing plans automatically increased to 2,104,525 shares available for issuance under the 2005 Plan and 863,689 shares available for issuance under the Purchase Plan.

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

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2010, 2009, and 2008 and the selected consolidated balance sheet data as of March 31, 2010 and 2009 are derived from the audited consolidated financial statements that are included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended March 31, 2007 and 2006 and the selected consolidated balance sheet data as of March 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements, which are not included in this report. The historical results are not necessarily indicative of the results of operations to be expected in any future periods.

Consolidated Statements of Operations

	Years Ended March 31,
	2010 (2)(3)	2009 (2)	2008 (2)	2007 (2)(4)	2006 (5)
	(In thousands, except per share amounts)
Revenues	$91,090	$78,196	$69,213	$58,795	$32,781
Cost of goods sold (1)	22,406	20,847	17,301	15,361	9,710
Gross profit	68,684	57,349	51,912	43,434	23,071
Operating expenses:
Research and development (1)	10,449	10,243	13,718	7,904	6,589
Sales and marketing (1)	26,816	29,312	29,385	24,121	15,171
General and administrative (1)	21,266	26,983	26,971	19,308	10,307
Impairment of intangible assets	-	462	-	-	-
Total operating expenses	58,531	67,000	70,074	51,333	32,067
Income (loss) from operations	10,153	(9,651)	(18,162)	(7,899)	(8,996)
Interest and investment income	45	258	1,223	1,618	1,295
Interest expense	(127)	(52)	(3)	(14)	(12)
Other income (expense), net	2,096	(2,111)	488	565	(632)
Income (loss) before income taxes	12,167	(11,556)	(16,454)	(5,730)	(8,345)
Income tax benefit (expense)	(637)	502	194	247	84
Net income (loss)	11,530	(11,054)	(16,260)	(5,483)	(8,261)
Accretion of redeemable convertible
preferred stock to redemption value
including beneficial conversion feature	-	-	-	-	(659)
Net income (loss) attributable to common stockholders	$11,530	$(11,054)	$(16,260)	$(5,483)	$(8,920)

Net income (loss) per share attributable to common stockholders:
Basic	$0.72	$(0.70)	$(1.05)	$(0.38)	$(0.79)
Diluted	$0.69	$(0.70)	$(1.05)	$(0.38)	$(0.79)

Weighted-average number of shares used in per share calculation:
Basic	16,004	15,692	15,438	14,621	11,240
Diluted	16,666	15,692	15,438	14,621	11,240

	March 31,
	2010	2009	2008	2007 (4)	2006 (5)
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$80,236	$61,506	$72,332	$73,097	$62,114
Total stockholders' equity	$65,336	$42,574	$48,180	$56,294	$51,316
Accumulated deficit	$(70,886)	$(82,416)	$(71,362)	$(55,102)	$(49,619)

(1) Non-cash stock-based compensation expense included in results of operations is as follows:
	Years Ended March 31,
	2010(3)	2009	2008	2007	2006
	(In thousands)
Cost of goods sold	$603	$560	$471	$218	$26
Research and development	$685	$592	$533	$222	$22
Sales and marketing	$1,541	$1,498	$1,325	$802	$169
General and administrative	$3,158	$2,995	$2,629	$1,332	$172

(2)
In fiscal 2010, 2009, 2008 and 2007, loss from operations, net loss and basic and diluted net loss per share include the impact of Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation, which was not present in prior years. Refer to Notes 2 and 12 of the “Notes to Consolidated Financial Statements” which are included in Item 8 “Financial Statements and Supplementary Data.”

(3)
In fiscal 2010, we recorded adjustments to cost of goods sold and operating expenses to record additional expenses primarily related to stock-based compensation expense that were not correctly recorded in prior periods. Refer to Note 2 of the “Notes to Consolidated Financial Statements” which are included in Item 8 “Financial Statements and Supplementary Data.”

(4)
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

(5)
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

Overview

We develop, manufacture and market implantable and disposable medical devices used in the treatment of cerebral vascular diseases. Our products are used by interventional neuroradiologists, interventional neurologists and endovascularly trained neurosurgeons to treat both cerebral aneurysms responsible for hemorrhagic stroke and intracranial atherosclerosis which may lead to ischemic stroke. Hemorrhagic and ischemic stroke are both significant causes of death and disability worldwide. Our product lines consist of endovascular systems that enable a physician to gain access to the brain in a minimally invasive manner through the vessels of the arterial system. We believe that our products provide a safe and reliable alternative to more invasive neurosurgical procedures for treating aneurysms. Our proprietary three-dimensional, embolic coils anatomically conform and rapidly deploy within an aneurysm, forming a scaffold that conforms to a wide diversity of aneurysm shapes and sizes. We also supply accessories for use with our microcoils and other products for the treatment of neurovascular disease including microcatheters, balloon catheters, guidewires and stents. We plan on growing our business by continuing to penetrate our existing hemorrhagic and ischemic stroke markets, bringing new products and technologies to interventional neuroradiologists, interventional neurologists and neurosurgeons, and by entering new geographic territories such as Asia where we commenced selling our products in Japan through our distribution partner, Goodman, in March 2006. We also plan to market our products in China upon receiving regulatory approvals.

Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products and accessories for use with our microcoils, which accounted for approximately 6%, 6% and 5% of our revenues in fiscal 2010, 2009 and 2008, respectively. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia Pacific. Our products are shipped from our facilities in the United States and a logistics facility in the Netherlands, to either hospitals or distributors.  In select hospitals, our products are held on consignment, and remain on site, free of charge until used. Revenue is generally recognized upon shipment after the receipt of a purchase order. In arrangements which specify the title transfer upon delivery, revenue is not recognized until the product is delivered. In the case of consigned goods, revenue is recognized when a replenishment order is made.

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

Our product development efforts are primarily focused on expanding our product offerings for the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched ten new products in the last 24 months, including microcoils, stents, microcatheters, guidewires and balloon catheters. During fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices, such as coils, stents and balloons, to the aneurysm. We intend to continue to pursue this non-embolic product line expansion with the goal of increasing our revenue opportunity per procedure. We also launched Cerecyte and stretch resistant versions of our DeltaPaq™ microcoil system for the treatment of cerebral aneurysms. Our DeltaPaq™ microcoil system is designed to enable physicians to achieve greater coil packing density within the aneurysm which may reduce the rate of recanalization and the need for re-treatment. The DeltaPaq™ microcoil system supplements our framing and finishing coils in the filling segment of the coil market. Additionally, we launched the PHAROS® Vitesse® intracranial stent for commercial distribution in the European Union and all other countries recognizing the CE Mark. The PHAROS® Vitesse® is our second generation balloon-expandable stent for intracranial ischemic stenosis and wide-neck aneurysm treatment. We have received FDA conditional approval of our investigational device exemption for the PHAROS® VISSIT study. The VISSIT study is the first industry sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China.

In fiscal 2010, we launched our DeltaPlush™ microcoil which has been designed to be our softest finishing coil, enabling more efficient and safer aneurysm treatment. The DeltaPlush™ microcoil incorporates our exclusive Delta Wind™ technology resulting in a microcoil with the softness and flexibility to find and fill gaps, helping to provide superior finishing at the aneurysm neck. It is available in bare platinum and Cerecyte®. In January of 2010, we launched our Ascent® Occlusion Balloon Catheter which is intended for use in the blood vessels of the peripheral and neurovasculature where temporary occlusion is desired. The Ascent® balloon catheter offers a vessel selective technique of temporary arterial occlusion which is useful in selectively stopping or controlling blood flow.

We intend to continue to expand our direct sales force in North America, Europe and Asia Pacific as necessary and further increase our presence in the Asia Pacific markets through distributors. In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and in July 2008, we received regulatory approval to sell our Cerecyte microcoils in Japan. We recorded product sales to Goodman of $11.0 million, $9.3 million and $6.3 million in fiscal 2010, 2009 and 2008, respectively. We plan to begin selling our products in China upon receiving regulatory and reimbursement approvals. The timing of these approvals is uncertain.  We did not have any sales in China during fiscal 2010. We currently anticipate selling our products in China in fiscal 2011.

We currently anticipate that the broadening of our product line and our further expansion into the Asian market will be primarily funded with our currently available cash and cash expected to be generated from operations. We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $91.1 million in fiscal 2010.

We achieved our first profitable year in fiscal 2010, with a profit of $11.5 million as a result of our revenue growth and effective cost management, and we expect to achieve another profitable year in fiscal 2011. As of March 31, 2010, we had cash and cash equivalents of $30.1 million. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months. As of March 31, 2010, we had an accumulated deficit of $70.9 million.

Recent Developments

 On August 21, 2009, we entered into the FSS Agreement. Under the terms of the FSS Agreement, Micrus and FSS will jointly develop a flow diversion product for neurovascular indications using both Micrus and FSS technology, development capabilities and intellectual property. We will be responsible for overseeing the regulatory and clinical process and will manufacture neurovascular products developed under the terms of this collaborative agreement. The transaction included an initial up-front payment by the Company of $0.5 million, future development and regulatory milestone payments and royalties on potential future product sales.

On September 30, 2009, we terminated our distribution agreement with Beijing Tian Xian Fu Medical Appliance Co. LTD (“TXF”) and entered into a distribution agreement with IDS. Pursuant to the IDS Distribution Agreement, IDS will serve as our exclusive distributor of implantable and disposable medical devices used in the treatment of neurovascular diseases in China.

Pursuant to the IDS Distribution Agreement, IDS will promote and market our products in China and is required to purchase a certain amount of our products over a five year period commencing upon receiving regulatory approval in order to maintain its exclusive distributor status in such territories, escalating over the five year term.  The minimum purchase requirement commences on the date when our products are included in the National Reimbursement List of Interventional Medical Devices issued by the Minister of Health of the People’s Republic of China. We will supply IDS with its requirements for our products and have granted IDS a license to use certain of our trademarks in connection with IDS’ sale and distribution of our products in China. The term of the IDS Distribution Agreement is five years, subject to the right of the parties to terminate earlier based upon the occurrence of certain events. In connection with the IDS Distribution Agreement, we have also entered into an agreement with IDS whereby we have agreed to provide marketing and sales support to IDS.

In January 2010, we entered into an Exclusive License and Option Agreement (the “Bay Street Agreement”) with Bay Street. Pursuant to the terms of the Bay Street Agreement, Bay Street granted us a worldwide exclusive license and option to purchase intellectual property assets held by Bay Street related to its proprietary stent delivery and locking technology (the “Bay Street Assets”). The transaction included an initial up-front payment of $0.5 million for a six month evaluation of the exclusive license. We have the option to extend the exclusive license for an additional six months upon paying to Bay Street an option payment of $0.5 million. We also have the option to purchase the Bay Street Assets before the option period ends pursuant to an Asset Purchase Agreement that will be an addendum to the Bay Street Agreement. Under the terms of the Asset Purchase Agreement, if we elect to purchase the Bay Street Assets, we would be required to pay an initial purchase payment of $1.0 million, a future sales-based milestone payment and royalties on future product sales.

In January 2010, we paid The Cleveland Clinic a milestone payment of $2.0 million pursuant to the ReVasc Agreement.

Results of Operations

The following table sets forth the results of our operations, expressed as percentages of revenues, for the fiscal years ended March 31, 2010, 2009 and 2008:

	Years Ended March 31,
	2010	2009	2008
	%	%	%
Consolidated Statements of Operations Data:
Revenues	100%	100%	100%
Cost of goods sold	25%	27%	25%
Gross profit	75%	73%	75%
Operating expenses:
Research and development	12%	13%	20%
Sales and marketing	29%	37%	42%
General and administrative	23%	35%	39%
Impairment of intangible assets	0%	1%	0%
Total operating expenses	64%	86%	101%
Income (loss) from operations	11%	(13)%	(26)%
Interest and investment income	0%	0%	2%
Interest expense	0%	0%	0%
Other income (expense), net	2%	(2)%	1%
Income (loss) before income taxes	13%	(15)%	(23)%
Income tax benefit (expense)	(0)%	1%	0%
Net income (loss)	13%	(14)%	(23)%

Fiscal Years Ended March 31, 2010 and 2009

Revenues

	Years Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Americas	$50,133	$44,067	$6,066	14%
Europe	28,486	23,461	5,025	21%
Asia Pacific	12,471	10,668	1,803	17%
	$91,090	$78,196	$12,894	16%

Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. The overall increase in revenues in fiscal 2010 compared to fiscal 2009 was primarily due to an increase in the number of microcoil products sold. Factors driving the increase included growth in the overall market for embolic coils, increase market share in all operating segments, continued market penetration of the DeltaPaq™ microcoil and the introduction of new embolic coil products such as the DeltaPlush™ microcoil along with the revenues generated from sales of new non-embolic products such as the PHAROS® Vitesse® intracranial stent.

 Revenues from the Americas increased 14% to $50.1 million for fiscal 2010 and revenues from Europe increased 21% to $28.5 million for fiscal 2010, both compared to fiscal 2009. Our revenues increased in the Americas and Europe primarily due to continued market penetration of the DeltaPaq™ microcoil and the introduction of the DeltaPlush™ microcoil. Revenues from Asia Pacific increased 17% to $12.5 million in fiscal 2010 and included sales to our distributor in Japan of $11.0 million, compared with revenues of $10.7 million for fiscal 2009 which included sales to our distributor in Japan of $9.3 million. We plan to begin selling our products in China upon receiving regulatory approvals. We did not have any sales in China during fiscal 2010.

Revenues from embolic coils increased 17% to $85.4 million for fiscal 2010 as compared to fiscal 2009 primarily due to  increased market penetration of the DeltaPaq™ and the introduction of the DeltaPlush™ microcoil system, and partially offset by the decline in the overall number of procedures in the United Kingdom. Revenues from our non-embolic and accessories products increased to $5.7 million in fiscal 2010 compared with revenues of $4.9 million in fiscal 2009 primarily due to continued market penetration of our PHAROS® Vitesse® stent and the launch of our Ascent® Occlusion Balloon Catheter. We expect our embolic and non-embolic sales to increase in the future as a result of market growth, continued market penetration of products released during the past two years, including the launch of our next-generation DeltaPaq™ and our DeltaPlush™ microcoil systems, and the launch of our Ascent® Occlusion Balloon Catheter family.

New products continue to represent an important component of our growth strategy, with 27% of our revenues in fiscal 2010 coming from products introduced in the past 24 months. Among these, our DeltaPaq™ microcoil line represented 17% of the total revenue for fiscal 2010.  We are also pleased with the strong reception of our newly launched DeltaPlush™ microcoil system, which comprised 5% of fiscal 2010 revenues.  With the launch of the Neuropath® guide catheter, the PHAROS® Vitesse® stent and the Ascent® Occlusion Balloon Catheter, we are now in a position to capture a significantly greater portion of hemorrhagic procedure revenues.

Gross Profit

	Years Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Cost of goods sold	$22,406	$20,847	$1,559	7%
Gross profit	$68,684	$57,349	$11,335	20%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROS® stent product and royalties related to certain access device products. The increase in cost of goods sold during fiscal 2010 as compared to fiscal 2009 was primarily related to the increase in sales of our embolic products as well as an increase of $460,000 in inventory provisions primarily related to excess inventories for certain slow moving products and an increase of $102,000 in royalties.

Our gross margin was 75% in fiscal 2010 as compared to 73% in fiscal 2009. The increase was primarily due to an increase in revenues from sales of higher margin products. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.

Operating Expenses

Research and Development

	Years Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Research and development	$10,449	$10,243	$206	2%

Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in fiscal 2010 compared to fiscal 2009 primarily due to an increase of $1.3 million in technology acquisition costs primarily consisting of a $0.5 million upfront payment to FSS to jointly develop a flow diversion product and a $0.5 million upfront payment to Bay Street to obtain a license for its proprietary stent delivery and locking technology. The increase was partially offset by a decrease of $1.0 million in personnel costs due to a change in our employee bonus program and lower headcount and a decrease of $232,000 in material and supplies expenses.

Sales and Marketing

	Years Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Sales and marketing	$26,816	$29,312	$(2,496)	(9)%

Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses decreased in fiscal 2010 compared to fiscal 2009 primarily as a result of our expense management efforts, including a decrease of $1.7 million in travel and personnel costs, a decrease of $0.8 million in meeting and conference costs and a decrease of $0.6 million in consulting costs. These decreases were partially offset by higher sales incentives compensation of $1.0 million resulting from a higher level of sales.

General and Administrative

	Years Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
General and administrative	$21,266	$26,983	$(5,717)	(21)%

General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services are principally comprised of outside legal, audit, Sarbanes Oxley compliance and information technology consulting. General and administrative expenses decreased  in fiscal 2010 compared to fiscal 2009 due to a $3.6 million reduction in legal and professional service fees primarily related to the settlement cost of the patent litigation with Boston Scientific and the conclusion of the United States Department of Justice monitorship, as well as a decrease of $0.8 million attributable primarily to the reversal of estimated sales tax previously recorded, a decrease of $0.7 million in SOX compliance and consulting costs, a decrease of $383,000 in personnel costs primarily due to a change in our employee bonus program and a decrease of $300,000 in travel costs.

Out of Period Adjustments

In fiscal 2010, we recorded adjustments to cost of goods sold, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock-based compensation expense that were not correctly recorded in prior periods. The net adjustments resulted in our reporting $281,000 in additional pre-tax expenses. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 and 2010 interim or fiscal 2009 and 2010 full year consolidated financial statements.

Other Income (Expense), Net

	Years Ended March 31,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Interest and investment income	$45	$258	$(213)	(83)%
Interest expense	(127)	(52)	(75)	144%
Other income (expense), net	2,096	(2,111)	4,207	199%
Total other income (expense), net	$2,014	$(1,905)	$3,919	206%

Interest and investment income consists of interest earned on interest bearing accounts. Interest and investment income decreased in fiscal 2010 compared to fiscal 2009 due to lower interest rates.

Other income (expense), net consists primarily of foreign exchange gains and losses resulting from differences in exchange rates between the time of recording of the transaction and the settlement of foreign currency denominated receivables and payables. Other income (expense), net increased in fiscal 2010 compared to fiscal 2009 primarily due to the recognition of the deferred gain of $1.9 million in connection with the sale of non-neurological, cardiac and peripheral catheter assets and technology assets to Merit and gains resulting from foreign currency translations most notably the impact of the strengthening of the British pound against the U.S. dollar.

Income Taxes

	Years Ended March 31,
	2010	2009
	(In thousands, except percentages)
Income tax provision (benefit)	$637	$(502)
Effective tax rate	5%	(4)%

We recorded an income tax expense of approximately $0.6 million during fiscal 2010.  The income tax expense consists primarily of state and Swiss income tax on operating profits.   Prior to fiscal 2010, we incurred net operating losses for both federal and state purposes and, as a result, paid no federal or state income taxes. We had an income tax benefit of approximately $0.5 million in fiscal 2009. The net income tax benefit in fiscal 2009 consists primarily of deferred tax benefit for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible, the reduction in deferred tax liability due to the impairment of such intangible assets, and losses from our United Kingdom subsidiary.

As of March 31, 2010, we had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $36.9 million, $28.8 million and $2.1 million, respectively. The federal NOLs will expire at various dates beginning in 2022, the state NOLs expire beginning in 2015 and the foreign NOLs will expire beginning in 2016. We also had federal and state research and development tax credit carryforwards of approximately $1.9 million and $1.7 million, respectively, as of March 31, 2010. The federal credits will expire beginning in 2019 and the state credits can be carried forward indefinitely. Due to the uncertainty of our ability to generate sufficient taxable income to realize the carryforwards prior to their expiration, we have recorded a valuation allowance at March 31, 2010 to offset our federal and state deferred tax assets.

Fiscal Years Ended March 31, 2009 and 2008

Revenues

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Americas	$44,067	$37,565	$6,502	17%
Europe	23,461	24,195	(734)	(3)%
Asia Pacific	10,668	7,453	3,215	43%
	$78,196	$69,213	$8,983	13%

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

Revenues from the Americas increased 17% to $44.1 million primarily due to continued market penetration of the Cerecyte® Cashmere® microcoil and the introduction of the DeltaPaq™ microcoil. Revenues from Europe decreased 3% to $23.5 million, compared to fiscal 2008 primarily due to the unfavorable impact on revenues from the weakening of the British pound against the U.S. dollar and a decline in overall number of procedures in the United Kingdom. Revenues from Asia Pacific increased 43% to $10.7 million and included product sales to our distributor in Japan of $9.3 million, compared with revenues of $7.5 million for fiscal 2008 which included sales to our distributor in Japan of $6.3 million. We plan to begin selling our products in China upon receiving regulatory approvals. We did not have any sales in China during fiscal 2009.

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

Revenues from embolic coils increased 12% to $73.1 million for fiscal 2009 as compared to fiscal 2008 primarily due to the launch of the DeltaPaq™ microcoil system and increased market penetration of both the Cashmere® and the Presidio® microcoil systems, partially offset by the unfavorable impact of foreign currency exchange rates, most notably the weakening of the British pound against the U.S. dollar. Revenues from our non-embolic and accessories products increased to $4.9 million in fiscal 2009 compared with revenues of $3.7 million in fiscal 2008 primarily due to the launch of the Neuropath®  guide catheter and PHAROS® Vitesse® stent, and volume increases across multiple product lines. We expect our embolic and non-embolic sales to increase in the future as a result of market growth, continued market penetration of products released during the past two years, including our launch of the next-generation DeltaPaq™ microcoil system and an Ascent Occlusion Balloon Catheter family.

New products continue to represent an important component of our growth strategy, with 16% of our revenues in fiscal 2009 coming from products introduced in the past 24 months. Among these, our Cashmere® microcoil line represented 8% of the total revenue for fiscal 2009.  We are also pleased with the strong reception for our newly launched DeltaPaq™ microcoil system, which comprised 6% of fiscal 2009 revenues.  With the launch of the Neuropath® guide catheter and the Ascent® Occlusion Balloon Catheter, we are now in a position to capture a significantly greater portion of hemorrhagic procedure revenues.

Gross Profit

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Cost of goods sold	$20,847	$17,301	$3,546	20%
Gross profit	$57,349	$51,912	$5,437	10%

Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROS® stent product and royalties related to certain access device products. The increase in cost of goods sold during fiscal 2009 as compared to fiscal 2008 was primarily related to the increase in sales of our products as well as an increase of $235,000 in royalties.

Gross margin was 73% in fiscal 2009 and 75% in fiscal 2008. The decrease was primarily due to higher levels of distributor sales of lower margin products primarily in Japan and certain European markets. We expect our gross margin to fluctuate in future periods based on the mix of our product sales.

Operating Expenses

Research and Development

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Research and development	$10,243	$13,718	$(3,475)	(25)%

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

Impairment of Intangible Assets

In the fourth quarter of fiscal 2009, we performed an assessment of our intangible assets acquired from Neurologic. Management concluded from the assessment that an impairment existed for the intangible asset group (distribution agreement, customer relationships and non-compete agreements) as the undiscounted value was less than its carrying value. As a result, we recorded an impairment charge of $462,000 for this asset group based on the amount by which the carrying amount of these assets exceeded their fair value. There was no impairment charge related to intangible assets in fiscal 2008.

Other Income (Expense), Net

	Years Ended March 31,		Change
	2009	2008	$	%
	(In thousands, except percentages)
Interest and investment income	$258	$1,223	$(965)	(79)%
Interest expense	(52)	(3)	(49)	1633%
Other income (expense), net	(2,111)	488	(2,599)	(533)%
Total other income (expense), net	$(1,905)	$1,708	$(3,613)	(212)%

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

Liquidity and Capital Resources

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Cash flow activities:
Net cash provided by (used in) operating activities	$13,864	$(7,048)	$(8,820)
Net cash used in investing activities	$(3,548)	$(5,007)	$(3,437)
Net cash provided by financing activities	$2,405	$4,128	$3,165

As of March 31, 2010, we had cash and cash equivalents of $30.1 million, compared to $17.1 million at March 31, 2009. We believe that our current cash position and the cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months.

Net cash provided by operating activities during fiscal 2010 was $13.9 million as compared to net cash used in operating activities of $7.1 million and $8.8 million during fiscal 2009 and 2008, respectively. Net cash provided by operating activities during fiscal 2010 resulted primarily from net income adjusted by non-cash items such as stock-based compensation expense, depreciation and amortization, provision for excess and obsolete inventories, deferred income taxes, the recognition of the deferred gain in connection with the sale of non-neurological, cardiac and peripheral catheter assets and technology assets to Merit, the effect of foreign exchange rate changes on intercompany balances; an increase in accrued payroll which was attributable to increased headcount and the timing of the payroll payments and an increase in accrued liabilities due to an increase in income taxes on profits arising in the United States and Switzerland. These factors were partially offset by an increase in accounts receivable resulting from higher level of sales; an increase in inventory due to an increase in the number of consignment locations and an increase in the number of units in existing consignment locations primarily due to new products released and a decrease in accounts payable due to the timing of payments made to our vendors.

Net cash used in operating activities during fiscal 2009 resulted primarily from operating losses; an increase in accounts receivable which resulted from the sale of a greater number of microcoil products and timing of collections for those sales; an increase in inventory resulting from an increase in the number of consignment locations due to the addition of new customers and the launch of new products; a decrease in accounts payable due to the timing of payments to our vendors; a decrease in accrued payroll and other related expenses primarily due to lower accrued bonuses and accrued commissions; a decrease in accrued liabilities and other non-current liabilities primarily due to lower accrued legal fees primarily resulting from the settlement of the patent litigation with Boston Scientific and the conclusion of the United States Department of Justice monitorship. These factors were partially offset by a decrease in prepaid expense and non-cash items such as stock-based compensation expense, depreciation and amortization, deferred income taxes, impairment of intangible assets and the effect of foreign exchange rate changes on intercompany balances.

Net cash used in operating activities during fiscal 2008 resulted primarily from: operating losses; an increase in accounts receivable which resulted from the sale of a greater number of microcoil products and timing of collections for those sales; an increase in inventory due to an increase in the number of consignment locations and the buildup of finished goods in anticipation of future sales; an increase in prepaid expenses and other current assets, primarily due to deposits paid in advance of our global sales meeting; and an increase in other non-current assets, primarily due to payments of a broker’s commission and a security deposit in connection with the lease at our new Florida facility. These factors were partially offset by an increase in accounts payable due to the timing of our payments to our vendors; an increase in accrued payroll and other related expenses which was attributable to increased headcount and the timing of payroll payments; an increase in accrued liabilities and other non-current liabilities primarily due to accrued milestone payments to ReVasc and Genesis and higher accrued professional fees associated with legal fees; and non-cash items such as stock-based compensation expense, depreciation and amortization, our provision for excess and obsolete inventories and the effect of foreign exchange rate changes on intercompany balances.

Net cash used in investing activities during fiscal 2010 was $3.5 million as compared to $5.0 million and $3.4 million during fiscal 2009 and 2008, respectively. Net cash used in investing activities during fiscal 2010 was related to the purchase of capital equipment, the earn-out payment associated with the purchase of VasCon and a milestone payment to The Cleveland Clinic pursuant to the ReVasc agreement.

Net cash used in investing activities during fiscal 2009 was related to the purchase of capital equipment, the earn-out payments associated with the purchase of VasCon and Neurologic, partially offset by proceeds from the sale of property and equipment to third parties and the sale of certain assets and technologies to Merit.

Net cash used in investing activities during fiscal 2008 was related to the purchase of capital equipment, prepayments made related to leasehold improvements in connection with the lease at our new Florida facility, the earn-out payment associated with the purchase of Neurologic, partially offset by proceeds from the sale of property and equipment to third parties and the sale of certain assets and technologies to Merit.

Net cash provided by financing activities during fiscal 2010 was $2.4 million as compared to $4.1 million and $3.2 million during fiscal 2009 and 2008, respectively. Net cash provided by financing activities during fiscal 2010 was related to excess tax benefit from stock-based compensation, proceeds from the exercise of stock options and the purchase of common stock under our employee stock purchase plan, partially offset by repayment of the line of credit to Wells Fargo Bank.

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

To the extent that existing cash and cash generated from operations are insufficient to fund our future activities, we would seek to borrow funds under our credit facility. We have a revolving line of credit with Wells Fargo Bank with a maximum borrowing in the amount up to $15.0 million. However, given that certain financial and other covenants of the credit agreement are required to be met, these funds may not be available to us. Accordingly, we may need to reduce discretionary spending and raise additional funds through public or private equity or debt financing. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into such agreements in the future. Additional funds may not be available on terms favorable to us, or at all. Failure to manage the discretionary spending or raise additional capital as required may adversely impact our ability to achieve our intended business objectives.

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

Valuation of Goodwill and Intangibles.  When we acquire another company, the purchase price is allocated, as applicable, between acquired in-process research and development, other identifiable intangible assets, tangible net assets and goodwill as required by GAAP. In-process research and development is the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. In-process research and development is recorded as a charge on the date of acquisition.  Through March 31, 2010, there has been no in-process research and development acquired by us in a business combination. Goodwill is capitalized, subject to periodic review for impairment. Under our accounting policy, we perform an annual review of goodwill in the fourth quarter of each fiscal year, or more often if indicators of impairment exist. We evaluate our identifiable intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows over the life of the assets being evaluated, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require management judgment and actual results may differ from assumed or estimated amounts. Should conditions be different from management’s last assessment, significant write-downs of goodwill may be required. Through March 31, 2010, we determined that there has been no impairment related to goodwill.  Our impairment testing conducted in fiscal 2010 and 2008 indicated no such impairment on intangible assets. However, in fiscal 2009 we determined that $462,000 of intangible assets related to the acquisition of Neurologic in September 2005 were impaired and recorded an impairment charge.

Accounting for Income Taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a  valuation allowance on our federal and state net deferred tax assets as of March 31, 2010 and our federal, state and Swiss net deferred tax assets as of March 31, 2009 due to the uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry forwards and accruals deductible in different periods.

Stock-based Compensation.  We currently use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan shares on the date of grant. The Black-Scholes model requires that we make certain assumptions that are factored into the valuation analysis, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”) and the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

Prior to fiscal 2010, we determined expected volatility based on median results of a peer group analysis of companies similar in size and financial leverage to us. Beginning in fiscal 2010, we used combined volatility including that of the peer group and the historical volatility of our stock. We have elected to use the simplified method for estimating our expected term as allowed by relevant accounting standards under certain conditions including our inability to rely on historical exercise data. We will continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of our options. The risk-free rate is indexed to the five-year Treasury note interest at the date of grant and expected forfeiture rate is based on our historical forfeiture information.

All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

Some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfall” tax benefits). We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we have elected to follow the with-and-without approach, under which net operating loss carryforwards and other tax attributes from continuing operations are utilized before utilizing share-based compensation deductions. Also, we have elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax credit. We will recognize the full effect of these deductions in the statements of operations when the valuation allowance is released. See Note 12 of the “Notes to Consolidated Financial Statements,” which are included in “Item 8 – Financial Statements and Supplementary Data” for further information regarding our stock-based compensation disclosures.

Impact of Inflation and Changing Prices

The Company does not believe that the impact of inflation and changing prices has had a material effect on its operations or financial results at any time in the last three fiscal years.

Recent Accounting Pronouncement

In December 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The guidance is effective for fiscal years ending after December 2009. The adoption of the guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this guidance in the fourth quarter of fiscal 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. We adopted this guidance in the fourth quarter of fiscal 2010 and the adoption did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2010.

Contractual Obligations

We have obligations under non-cancelable operating leases with various expiration dates through 2019 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.

As of March 31, 2010, our contractual obligations were as follows (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual obligations:	Total	1 year	years	years	5 years
Non-cancelable operating lease obligations	$5,489	$1,054	$2,460	$1,026	$949
Purchase obligations	3,458	3,458	-	-	-
Minimum milestone payments to The Cleveland Clinic	1,500	1,500	-	-	-
Royalty payments to Vascular FX, LLC	896	250	646	-	-
Earn out payment to VasCon	309	309	-	-	-
Total	$11,652	$6,571	$3,106	$1,026	$949

We are required to pay The Cleveland Clinic up to $5.0 million in payments upon the achievement of certain milestones set forth in the ReVasc Agreement. We paid a $0.5 million milestone payment in March 2008 and an additional $2.0 million milestone payment in January 2010. We have accrued an additional $1.5 million as of March 31, 2010 for milestone payments that will become due by October 2010, regardless of whether the related milestones are achieved.

We are required to pay Vascular FX, LLC a royalty equal to 25% of the greater of (i) the applicable aggregate mandatory minimum sales of $1.0 million or (ii) the actual net sales of our deflectable catheter product, both on an annual basis. The royalty period is six years beginning in November 2007. As of March 31, 2010, we accrued royalty payments of approximately $102,000 to Vascular FX.

The future earn-out payments to the former VasCon shareholders will be an amount not to exceed $10.0 million based on the sales and manufacturing performance as set forth in the asset purchase agreement. These future earn-out payments will be paid over three years. We paid the first and second year earn-out amounts of $378,000 and $0.9 million in April 2008 and June 2009, respectively. As of March 31, 2010, we have accrued for the final earn-out payment of $309,000 which will be paid in the first quarter of fiscal 2011.

We are required to pay Biotronik royalties equal to 15% of the actual net sales of our PHAROS® stent on a quarterly basis.

We are required to pay FSS up to $2.0 million in payments upon the achievement of certain milestones set forth in the FSS Agreement and royalties on potential future product sales.  The additional milestone payments are contingent on certain events.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risks.  We are exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus SA, our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the British pound. In Europe, our revenues are denominated in the Swiss franc, euro, British pound and U.S. dollar. Accordingly, we are exposed to market risk related to changes between these currencies. For example, if the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our Swiss subsidiary are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $191,000 related to our loan with Micrus SA and a $7,000 increase in our comprehensive loss from our investment in Micrus SA as of March 31, 2010. A hypothetical 10% decline in the value of the British pound versus the U.S. dollar would cause us to recognize a $470,000 increase in our comprehensive loss from our investment in Micrus UK as of March 31, 2010. A hypothetical 10% decline in the value of the euro versus the Swiss franc would cause us to recognize a loss of $445,000 based on our foreign denominated receivables as of March 31, 2010.

In fiscal 2010, approximately 33% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe that a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.

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

At March 31, 2010, our cash and cash equivalent balance was $30.1 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $2,500 on an annual basis.

As of March 31, 2010, we do not invest in or trade market risk sensitive instrument or have any debt subject to interest rate fluctuations.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Micrus Endovascular Corporation

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Micrus Endovascular Corporation and its subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 8, 2010

MICRUS ENDOVASCULAR CORPORATION

Consolidated Balance Sheets

	March 31,
	2010	2009
	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$30,072	$17,050
Accounts receivable, net of allowance for doubtful accounts
of $217 and $119 at March 31, 2010 and 2009, respectively	15,454	12,205
Inventories	13,769	11,857
Prepaid expenses and other current assets	1,760	1,237
Total current assets	61,055	42,349
Property and equipment, net	5,841	6,982
Goodwill	7,169	6,762
Intangible assets, net	5,394	4,684
Deferred tax assets	312	260
Other assets	465	469
Total assets	$80,236	$61,506

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,902	$2,138
Accrued payroll and other related expenses	6,080	5,515
Deferred tax liabilities	138	-
Short-term borrowings	-	2,500
Accrued liabilities	6,334	7,877
Total current liabilities	14,454	18,030
Other non-current liabilities	446	902
Total liabilities	14,900	18,932
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value;
Authorized: 1,000,000 shares; none issued and outstanding	-	-
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding:16,423,452 shares and 15,820,369 shares
at March 31, 2010 and 2009, respectively	164	158
Additional paid-in capital	138,019	127,121
Accumulated other comprehensive loss	(1,961)	(2,289)
Accumulated deficit	(70,886)	(82,416)
Total stockholders' equity	65,336	42,574
Total liabilities and stockholders' equity	$80,236	$61,506

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Operations

	Years Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenues	$91,090	$78,196	$69,213
Cost of goods sold	22,406	20,847	17,301
Gross profit	68,684	57,349	51,912
Operating expenses:
Research and development	10,449	10,243	13,718
Sales and marketing	26,816	29,312	29,385
General and administrative	21,266	26,983	26,971
Impairment of intangible assets	-	462	-
Total operating expenses	58,531	67,000	70,074
Income (loss) from operations	10,153	(9,651)	(18,162)
Interest and investment income	45	258	1,223
Interest expense	(127)	(52)	(3)
Other income (expense), net	2,096	(2,111)	488
Income (loss) before income taxes	12,167	(11,556)	(16,454)
Income tax benefit (expense)	(637)	502	194
Net income (loss)	$11,530	$(11,054)	$(16,260)
Net income (loss) per share:
Basic Diluted	$0.72	$(0.70)	$(1.05)
	$0.69	$(0.70)	$(1.05)
Weighted-average number of shares used in per share calculations: Basic	16,004	15,692	15,438
Diluted	16,666	15,692	15,438

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Loss	Deficit	Equity
	(In thousands)
Balance at March 31, 2007	15,249	152	111,920	(164)	(512)	(55,102)	56,294
Comprehensive loss:
Net loss	-	-	-	-	-	(16,260)	(16,260)
Translation adjustments	-	-	-	-	1	-	1
Total comprehensive loss							(16,259)
Exercise of stock options	270	3	2,152	-	-	-	2,155
Issuance of common stock under employee stock purchase plan	93	1	1,009	-	-	-	1,010
Restricted stock awards issued	1	-	21	-	-	-	21
Restricted stock units vested	3	-	-	-	-	-	-
Restricted stock withheld for minimum taxes	(1)	-	(29)	-	-	-	(29)
Stock-based compensation (including amount capitalized in inventory of $51)	-	-	4,821	-	-	-	4,821
Amortization of deferred stock-based compensation	-	-	-	163	-	-	163
Deferred stock-based compensation associated with stock options forfeited	-	-	(1)	1	-	-	-
Non-employee stock-based compensation	-	-	4	-	-	-	4
Balance at March 31, 2008	15,615	156	119,897	-	(511)	(71,362)	48,180
Comprehensive loss:
Net loss	-	-	-	-	-	(11,054)	(11,054)
Translation adjustments	-	-	-	-	(1,705)	-	(1,705)
Swiss pension plan adjustment	-	-	-	-	(73)	-	(73)
Total comprehensive loss							(12,832)
Exercise of stock options	83	1	747	-	-	-	748
Issuance of common stock under employee stock purchase plan	120	1	879	-	-	-	880
Restricted stock awards issued	1	-	9	-	-	-	9
Restricted stock units vested	3	-	-	-	-	-	-
Restricted stock withheld for minimum taxes	(2)	-	(17)	-	-	-	(17)
Stock-based compensation (including amount released from inventory of $8)	-	-	5,606	-	-	-	5,606
Balance at March 31, 2009	15,820	$158	$127,121	$-	$(2,289)	$(82,416)	$42,574
Comprehensive income:
Net income	-	-	-	-	-	11,530	11,530
Translation adjustments	-	-	-	-	315	-	315
Swiss pension plan adjustment	-	-	-	-	13	-	13
Total comprehensive income							11,858
Exercise of stock options	461	5	4,084	-	-	-	4,089
Issuance of common stock under employee stock purchase plan	140	1	726	-	-	-	727
Restricted stock awards issued	1	-	9	-	-	-	9
Restricted stock units vested	3	-	-	-	-	-	-
Restricted stock withheld for minimum taxes	(1)	-	(11)	-	-	-	(11)
Stock-based compensation (including amount released from inventory of $6)	-	-	6,001	-	-	-	6,001
Tax benefit from stock-based compensation	-	-	89	-	-	-	89
Balance at March 31, 2010	16,424	$164	$138,019	$-	$(1,961)	$(70,886)	$65,336

The accompanying notes are an integral part of these consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$11,530	$(11,054)	$(16,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,119	3,383	3,178
Provision for doubtful accounts	96	49	(145)
Loss on disposal of equipment	56	28	35
Gain from sale of assets and technologies in connection with Merit transaction	(1,866)	-	-
Provision for excess and obsolete inventories	542	74	240
Impairment of intangible assets	-	462	-
Stock-based compensation	5,987	5,645	4,958
Effect of foreign exchange rate changes on intercompany balances	(1,093)	2,231	(1,296)
Deferred income taxes	102	(608)	(209)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,891)	(1,962)	(2,115)
Inventories	(2,130)	(1,041)	(2,786)
Prepaid expenses and other current assets	(500)	270	(156)
Other assets	17	(21)	(148)
Accounts payable	(292)	(1,425)	1,920
Accrued payroll and other related expenses	512	(2,077)	1,582
Accrued liabilities	832	(147)	1,403
Other non-current liabilities	(157)	(855)	979
Net cash provided by (used in) operating activities	13,864	(7,048)	(8,820)

Cash flows from investing activities:
Acquisition of property and equipment	(669)	(2,688)	(2,013)
Advance payments for leasehold improvements at new Florida facility	-	-	(802)
Proceeds from sale of property and equipment	3	13	110
Proceeds from sale of assets and technologies	-	1,500	1,500
Earn-out payment in connection with acquisition of VasCon, LLC	(882)	(378)	-
Earn-out payment in connection with acquisition of Neurologic UK Ltd.	-	(3,454)	(2,232)
Payment to The Cleveland Clinic for licensed technology	(2,000)	-	-
Net cash used in investing activities	(3,548)	(5,007)	(3,437)

Cash flows from financing activities:
Borrowings under bank line of credit	-	2,500	-
Payment on bank line of credit	(2,500)	-	-
Excess tax benefit from stock-based compensation	89	-	-
Proceeds from exercise of stock options	4,089	748	2,155
Proceeds from employee stock purchase plan	727	880	1.010
Net cash provided by financing activities	2,405	4,128	3,165

Effect of foreign exchange rate changes on cash	301	(549)	82
Net increase (decrease) in cash and cash equivalents	12,721	(7,927)	(9,092)
Cash and cash equivalents at beginning of year	17,050	25,526	34,536
Cash and cash equivalents at end of year	$30,072	$17,050	$25,526
Supplemental disclosure of cash flow information:
Interest paid	$126	$38	$3

Supplemental schedule of non-cash investing and financing activities:
Accrued earn-out payment in connection with the acquisition of VasCon, LLC	$309	$886	$378
Accrued earn-out payment in connection with the acquisition of Neurologic UK Ltd.	$-	$-	$2,997

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

Revision of prior periods' cash flows presentations

The Company previously presented the remeasurement of foreign exchange differences on intercompany balances in “Effect of foreign exchange rate changes on cash and cash equivalents” instead of as an “Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities.” Consequently, for periods presented or prior periods to be presented, the Company is revising the impact by reclassifying the resulting amounts from “Effect of foreign exchange rate changes on cash and cash equivalents” to “Cash provided by/(used in) operating activities.”  This revision does not impact the Company's previously reported overall net change in cash and cash equivalents in its consolidated statements of cash flows for any period presented.  The Company does not believe these adjustments are material to any of the periods impacted. This item has been adjusted in the consolidated statements of cash flows for the fiscal years ended March 31, 2009 and 2008 in this Form 10-K and will also be adjusted in three months period ended June 30, 2009. The impact on the Company's consolidated statements of cash flows data is as follows (in thousands):

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Out of Period Adjustments

In fiscal 2010, the Company recorded adjustments to cost of goods sold, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock-based compensation expense that were not properly recorded in prior periods. The net adjustments resulted in the reporting of $281,000 in additional pre-tax expenses. These adjustments both individually and in the aggregate were not material to any of the fiscal 2009 and 2010 interim or fiscal 2009 and 2010 full year consolidated financial statements.

Use of estimates

Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, and the revenues and expenses which are reported during the Company's reporting periods. In addition, they affect the disclosure of contingent assets and liabilities, as reported on the dates of the Company's consolidated financial statements. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to accounts receivable and inventories, the recoverability and fair value of long-term assets, and deferred tax assets and related valuation allowances.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sales made to the Company’s Latin American distributors are made according to similar contractual terms as sales made to other distributors. However, due to historically longer delays in receiving payments and a higher level of receivable write-offs relating to its Latin American distributors, the Company had concluded that through March 31, 2008 collectibility was not reasonably assured at the time that the distributor took title to the inventory. Accordingly, the Company had recognized revenues from sales to Latin American distributors when cash was collected. The Company evaluated its experience with Latin American distributors and concluded that collectibility was now reasonably assured upon shipment, and began recognizing revenue upon shipment to these distributors beginning in the first quarter of fiscal 2009. Revenue recognized upon shipment to its Latin American distributors was $2.8 million and $2.5 million for fiscal 2010 and 2009, respectively. Additionally, the deferred revenue balance at March 31, 2008 of $0.7 million for these distributors and the related cost of goods sold of $273,000 that had been deferred was recognized as revenue and cost of goods sold, respectively, in the first quarter of fiscal 2009. Revenue recognized on a cash basis on sales made to its Latin American distributors was $1.6 million for fiscal 2008.

Product warranty

The Company provides its customers with limited warranty privileges. To date, product returns under warranty have not been significant. The warranty accrual as of March 31, 2010 and 2009 was immaterial to the financial position of the Company and the change in the accrual balance for the current and two prior fiscal years was immaterial to the Company’s results of operations and cash flows.

Cost of goods sold

The Company’s cost of goods sold includes the cost of products sold to customers including materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory and warranty expenses. Cost of goods sold also includes amortization of capitalized license technology and acquired intangible assets resulting from transactions with Biotronik AG (“Biotronik”) and VasCon, LLC (“VasCon”), respectively.

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

The Company had one customer which accounted for 12% of revenues for the year ended March 31, 2010 and 2009 and no customer accounted for more than 10% of revenues for the year ended March 31, 2008. The same customer also accounted for 15% and 20% of accounts receivable at March 31, 2010 and 2009, respectively.

Certain significant risks and uncertainties

Most of the Company’s products require approval from the U.S. Food and Drug Administration and foreign regulatory agencies prior to commercialized sale and are subject to continued regulations once approved. There can be no assurance that the Company’s new products or new versions of previous products will receive these required approvals. If the Company was denied such approvals or such approvals were delayed, it could have a materially adverse impact on the Company.

A portion of the Company’s sales operations are based outside of the United States, principally in Europe, Asia Pacific and Latin America. As a result, the Company must comply with a wide variety of foreign laws and regulations. In particular, the Company may be materially adversely affected by changes in the political, social and economic conditions in these countries, and by changes in government policies with respect to such matters as laws and regulations, methods to address inflation, currency conversion and restrictions, and rates and methods of taxation.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

 Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides an allowance for other accounts based on historical collection and write-off experience. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Property and equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which is generally three to ten years.  Computer hardware and software are depreciated over three to five years, machinery and other equipment are depreciated over five to seven years, furniture and fixtures are depreciated over five to ten years, office equipment is depreciated over three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Construction in progress is not depreciated until the related asset is placed in service. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the statements of operations. Maintenance and repairs are expensed as incurred.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In-process research and development ("IPR&D") is the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. For acquisitions subsequent to December 31, 2008, acquired in-process research and development assets are capitalized as indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. During the development period, these assets are assessed for impairment at least annually. Upon completion of the development process for the acquired IPR&D, the associated asset is considered definite-lived and amortized over the estimated useful life of the asset. Development costs incurred after the acquisition date are charged to research and development.

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

Intangible assets not resulting from acquisitions are comprised of patents and licensed technology, and are carried at cost less accumulated amortization. Amortization of patents is computed using the straight-line method over their estimated useful lives of ten years. Patent application costs, maintenance costs and costs incurred in obtaining the license rights to technology in the research phase are expensed as incurred. Amortization of licensed technology is computed using the straight-line method over its estimated useful life of seven years, starting when the Company began selling the product and generating revenue, which was essentially when it became available for its intended use.

Impairment of goodwill and long-lived assets

The Company evaluates its goodwill for possible impairment on an annual basis or more frequently when events or changes in circumstances indicate that the carrying amounts may not be fully recoverable. The Company performs the impairment test annually in the fourth quarter of its fiscal year. Any impairment charges resulting from the application of this test are immediately recorded as a charge to earnings in the Company’s consolidated statements of operations. Through March 31, 2010, there have been no impairment charges related to goodwill.

The Company reviews long-lived assets, excluding goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Any impairment charges are immediately recorded as a charge to earnings in the Company’s consolidated statements of operations. The Company recorded an impairment charge of $462,000 in fiscal 2009 related to intangible assets acquired from Neurologic UK Limited (“Neurologic”).

Comprehensive income (loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s foreign currency translation adjustments and the Swiss pension plan benefit adjustment represent the only components of comprehensive income (loss) excluded from reported net income (loss). These components of comprehensive income (loss) are presented in the statements of stockholders’ equity.

The balance of accumulated other comprehensive loss consisted of the following components:

	March 31,
	2010	2009
Foreign currency translation adjustments	$(1,901)	$(2,216)
Swiss pension plan benefit adjustment (Note 13)	(60)	(73)
	$(1,961)	$(2,289)

Research and development

Research and development costs are charged to operations as incurred and consist primarily of costs associated with evaluating in-process technology, purchases of intellectual property, personnel costs and supplies.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Advertising costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses.

Shipping and handling of products

Amounts billed to customers for shipping and handling of products are included in revenues. Costs incurred related to shipping and handling of products are included in cost of goods sold.

Foreign currency transactions

Other income (expense), net, includes foreign currency gains or losses related to a loan with the Company’s Swiss subsidiary, and currency gains or losses resulting from differences in exchange rates between the time of recording of the transaction and the cash settlement of foreign currency denominated receivables and payables. The Company recorded currency gains (losses) for the years ended March 31, 2010, 2009 and 2008 of $262,000, $(2.1) million and $0.5 million, respectively.

Income taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net income (loss) per share

Basic net income (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potential dilutive common shares, including stock options and restricted stock units. There is no difference between basic and diluted net loss per share for periods presented prior to fiscal 2010 due to the Company’s net losses.

Anti-dilutive securities

The following outstanding stock options and restricted stock units were excluded from the computation of diluted net loss per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Years Ended March 31,
	2010	2009	2008
Shares issuable upon exercise of common stock options	983	4,018	3,656
Shares issuable upon settlement of restricted stock units	-	4	7
	983	4,022	3,663

Stock-based compensation

The Company has adopted various stock plans that provide for the grant of stock awards to employees and directors. The Company also has an employee stock purchase plan which enables employees to purchase the Company’s common stock.

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The fair value of the option is estimated at the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Black-Scholes model requires the Company to make certain assumptions that are factored into the valuation analysis, including risk free interest rate, expected volatility, forfeiture rates, dividend yield and expected term. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term. Prior to fiscal 2010, expected volatility was determined based on median results of a peer group analysis of companies similar in size and financial leverage to the Company. Beginning in fiscal 2010, the Company used combined volatility including that of the peer group and the historical volatility of its own stock. Forfeiture rates are based on historical factors related to the Company common stock. The assumed dividend yield is zero as the Company does not expect to declare any dividends in the foreseeable future.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has elected to use the simplified method for estimating its expected term as allowed by relevant accounting standards under certain conditions, including the Company’s inability to rely on historical exercise data. The Company will continue to use the simplified method until it has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.

Some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant (“windfall” tax benefits). The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company has elected to follow the with-and-without approach, under which net operating loss carryforwards and other tax attributes from continuing operations are utilized before utilizing share-based compensation deductions. Also, the Company has elected to ignore the indirect tax effects of share-based compensation deductions in computing our research and development tax credit. The Company will recognize the full effect of these deductions in the statements of operations when the valuation allowance is released.

Recent accounting pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The guidance is effective for fiscal years ending after December 2009. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted this guidance in the fourth quarter of fiscal 2010.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The Company adopted this guidance in the fourth quarter of fiscal 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Note 3 — Business Combinations, Assets Disposition and Technology Acquisition and License Agreements

Fiscal 2007 Business Combination

VasCon

On November 30, 2006, the Company completed the acquisition of VasCon, a privately held company engaged in the development and manufacture of vascular access and delivery devices located in Florida. At the acquisition date, the fair value of the net assets acquired exceeded the purchase consideration resulting in negative goodwill in the amount of $1.6 million. Because the acquisition involved contingent consideration that may exceed the negative goodwill amount, the negative goodwill was recorded as a deferred credit in the consolidated balance sheet and is being reduced by any earned contingent consideration of up to $10.0 million based on sales and manufacturing performance that will be paid over three years, with any additional contingent consideration being recorded as goodwill. At March 31, 2010, 2009 and 2008, the Company accrued for the third, second and first year earn-out payments to the former VasCon shareholders of approximately $309,000, $0.9 million and $378,000, respectively, all of which were recorded as a reduction of the contingent purchase price balance. The Company paid the first and the second year earn-out payments in April 2008 and in June 2009, respectively. The third year earn-out will be paid in the first quarter of fiscal 2011.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fiscal 2006 Business Combination

Neurologic

On September 20, 2005, the Company entered into a Share Purchase Agreement (“Neurologic Purchase Agreement”) acquiring all of the outstanding capital stock of Neurologic, a privately held distributor of the Company’s products in the United Kingdom (“UK”). The acquisition of Neurologic included future multi-year revenue based earn-out payments. All earn-out payments shall be equal to one-third of Neurologic’s product sales during specified periods. At March 31, 2008 and 2007, the Company accrued for additional considerations under the earn-out provisions of approximately $3.0 million and $2.2 million for the third and second year earn-out payments, respectively, all of which were recorded as additions to goodwill (See Note 6). The Company paid the second and third year earn-out payments in April 2007 and April 2008, respectively. The final earn-out payment of $457,000 was made in June 2008.

Assets Disposition

Merit

On January 31, 2008, the Company entered into an Asset Purchase and Supply Agreement (the “Merit Agreement”) with Merit Medical Systems, Inc. (“Merit”), pursuant to which the Company sold its non-neurological, cardiac and peripheral catheter assets and technology (the “Merit Transaction”). The majority of the assets sold were originally acquired by the Company in November 2006 in connection with its purchase of VasCon. Pursuant to the Merit Agreement, the Company received an up-front payment of $1.5 million and received an additional payment of $1.5 million in December 2008 upon the completion of its obligation to help Merit build a production line for coronary guide catheters and get it fully operational. Though certain elements of this transaction (namely the acquired assets and licensing rights, and the production line assistance for coronary guide catheters) had been delivered as of March 31, 2009, the Company was still obligated to deliver the regulatory documentation and production line assistance for the peripheral guiding sheaths and/or cardiovascular microcatheters. As the Company lacked the ability to separate the multiple obligations of this transaction, the up-front payment of $1.5 million and the additional payment of $1.5 million, net of direct and incremental costs incurred and the net book value of assets transferred to Merit, had been deferred until such time as all obligations of the transaction were delivered. The Company’s remaining obligations to Merit terminated on September 30, 2009 and therefore, the deferred gain of $1.9 million was recognized as other income in the quarter ended September 30, 2009.

Technology Acquisition and License Agreements

Bay Street Medical

In January 2010, the Company entered into an Exclusive License and Option Agreement (the “Bay Street Agreement”) with Bay Street. Pursuant to the terms of the Bay Street Agreement, Bay Street granted the Company a worldwide exclusive license and option to purchase intellectual property assets held by Bay Street related to its proprietary stent delivery and locking technology (the “Bay Street Assets”). The transaction included an initial up-front payment of $0.5 million for a six month evaluation of the exclusive license. The Company has the option to extend the exclusive license for an additional six months upon paying to Bay Street an option payment of $0.5 million. The Company also has the option to purchase the Bay Street Assets before the option period ends pursuant to an Asset Purchase Agreement that will be an addendum to the Bay Street Agreement. Under the terms of the Asset Purchase Agreement, if the Company elects to purchase the Bay Street Assets, the Company would be required to pay an initial purchase payment of $1.0 million, a future sales-based milestone payment, and royalties on future product sales.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The initial up-front payment of $0.5 million was recorded as research and development expense upon the effective date of the Bay Street Agreement as the technology has yet to receive regulatory approvals and at the present time there is no commercial future use for the technology. Any additional payments will be recorded when triggered and the appropriate accounting treatment, whether to capitalize these costs or recognize them as expense, will be determined at that time.

Flexible Stenting Solutions

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

The transaction included an initial up-front payment by the Company of $0.5 million, future development and regulatory milestone payments of $2.0 million upon the achievement of certain milestones set forth in the FSS Agreement and royalties on potential future product sales. The initial up-front payment of $0.5 million was recorded as research and development expense upon the effective date of the FSS Agreement as the technology has yet to receive regulatory approvals and at the present time there is no commercial future use for the technology. The additional milestone payments will be recorded when triggered and the appropriate accounting treatment, whether to capitalize these costs or recognize them as expense, will be determined at that time.

Genesis

On January 16, 2008, the Company entered into a license, development and commercialization agreement (the “Genesis Agreement”) with Genesis Medical Interventional, Inc. (“Genesis”). Under the terms of the Genesis Agreement, the Company licensed the rights to Genesis’s F.A.S.T. Funnel Catheter and clot retrieval system for the treatment of ischemic stroke. The transaction included an initial up-front payment of $0.8 million, a future development milestone payment of $150,000 payable upon the earlier of the date of first commercial sale or September 30, 2008 and royalties on potential future product sales. Both the initial up-front payment of $0.8 million and future milestone payment of $150,000 were recorded as research and development expense upon the effective date of the Genesis Agreement. The Company paid the milestone payment of $150,000 in October 2008.

ReVasc

On October 26, 2007, the Company entered into a Stock Purchase Agreement (the “ReVasc Agreement”) with The Cleveland Clinic Foundation (“The Cleveland Clinic”) and ReVasc Technologies, Inc. (“ReVasc”), a wholly-owned subsidiary of The Cleveland Clinic, pursuant to which the Company acquired all of the outstanding stock of ReVasc from The Cleveland Clinic for an aggregate up-front purchase price of $1.0 million. ReVasc did not have the necessary set of activities to be considered as a business and as such this transaction was classified as a technology acquisition. Pursuant to the ReVasc Agreement, the Company also agreed to pay The Cleveland Clinic up to $5.0 million in additional payments upon the achievement of certain milestones set forth in the ReVasc Agreement, with minimum milestone payments of at least $2.0 million due to The Cleveland Clinic by October 2010.

The Company acquired only pre-regulatory approved technology and did not assume any other assets or liabilities in connection with the acquisition of ReVasc. Accordingly, the ReVasc Agreement was accounted for as a purchase of in-process research and development. The Company recorded $3.0 million as research and development expense during fiscal 2008, representing the up-front purchase price of $1,000,000 and future minimum milestone payments of $2.0 million that will become due by October 2010, regardless whether the related milestones are achieved. In March 2008, the Company paid $500,000 of the minimum milestone payment to The Cleveland Clinic. The remaining minimum milestone payments of $1.5 million are included in accrued liabilities at March 31, 2010 (see Note 5).

On January 19, 2010, the Company paid The Cleveland Clinic an additional milestone payment of $2.0 million pursuant to the ReVasc Agreement, which did not count towards the minimum milestone payments. The amount has been capitalized into intangible assets and amortization will begin upon the commencement of sales of the product.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Note 4 — Fair Value Measurements

Effective April 1, 2008, the Company adopted FASB’s authoritative guidance for fair value measurement and disclosures for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis.

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

The following table presents assets measured at fair value on a recurring basis at March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,378	$-	$-	$21,378

Liabilities:
Swiss pension plan unfunded benefit obligation (Note 13)	$-	$-	$155	$155

The following table summarizes the change in fair value of Level 3 financial liabilities (in thousands):

Level 3
Fair value beginning of year	$148
Change in benefit obligation	59
Change in plan assets	(52)
Fair value end of year	$155

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 — Balance Sheet Components

Inventories

Inventories consisted of the following (in thousands):

	March 31,
	2010	2009
Raw materials	$2,058	$1,918
Work-in-progress	1,894	1,968
Finished goods	3,290	2,741
Consigned inventory	6,527	5,230
	$13,769	$11,857

Property and equipment

Property and equipment consisted of the following (in thousands):

	March 31,
	2010	2009
Computer equipment and software	$1,814	$1,955
Furniture, fixtures and equipment	7,707	7,542
Leasehold improvements	2,168	2,132
Construction in progress	218	108
Total cost	11,907	11,737
Less accumulated depreciation and amortization	(6,066)	(4,755)
	$5,841	$6,982

Depreciation and amortization expense related to property and equipment was $1.8 million, $1.7 million and $1.3 million for the years ended March 31, 2010, 2009 and 2008, respectively.

Accruals

Accrued payroll and other related expenses consisted of the following (in thousands):

	March 31,
	2010	2009
Accrued bonuses	$1,226	$1,437
Accrued salaries	1,444	1,106
Accrued vacation	2,169	2,000
Accrued commissions	767	544
Accrued payroll taxes	474	428
	$6,080	$5,515

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accrued liabilities consisted of the following (in thousands):

	March 31,
	2010	2009
Milestone payments to The Cleveland Clinic	$1,500	$1,500
Professional fees	936	277
Sales tax and VAT payable	506	876
Income taxes payable	417	-
Raw material inventory receipts not invoiced	345	363
Earn-out payment in connection with acquisition of VasCon	309	886
Travel and entertainment	305	270
Deferred gain from Merit transaction	-	1,866
Other	2,016	1,839
	$6,334	$7,877

Other non-current liabilities

Other non-current liabilities consisted of the following (in thousands):

	March 31,
	2010	2009
Swiss pension plan unfunded benefit obligation	$155	$148
Income taxes payable	95	74
Deferred revenue from Goodman Co., Ltd. distribution agreement	56	169
Contingent purchase price in connection with acquisition of VasCon	-	332
Other non-current liabilities	140	179
	$446	$902

On September 30, 2005, the Company entered into a five-year, exclusive Distribution Agreement with Goodman Co., Ltd. (“Goodman”). Under the terms of the Distribution Agreement, Goodman will promote and market the Company’s full line of products, as such products are approved, in Japan and will purchase a minimum of $27.3 million of such products over the five year term of the agreement, ranging from $2.0 million during the fiscal year ended March 31, 2006 to $9.0 million during the fiscal year ended March 31, 2010. On September 20, 2007, the Company amended the distribution agreement with Goodman to, among other things, extend the duration of the distribution agreement to six years from the original date of the distribution agreement. In connection with the Distribution Agreement, Goodman paid the Company an up-front cash payment of $0.8 million which has been recorded as deferred revenue. The Company is recognizing the deferred revenue on a straight-line basis over the six year term of the agreement.

Note 6 — Goodwill and Intangible Assets

Goodwill

Activity related to goodwill consisted of the following (in thousands):

	March 31,
	2010	2009
Balance beginning of year	$6,762	$8,549
Addition related to earn-out payment in connection with acquisition of Neurologic	-	457
Foreign currency translation	407	(2,244)
Balance end of year	$7,169	$6,762

All of the Company’s goodwill has been allocated to the United Kingdom business segment.

The Company performs its annual impairment test of goodwill in the fourth quarter of its fiscal year. Through March 31, 2010, there has been no impairment charges related to goodwill.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Intangible assets

Intangible assets consisted of the following (in thousands):

		Gross Carrying Amount				Accumulated Amortization				Net
	Useful			Foreign				Foreign
	Life	March 31,	Addition	currency	March 31,	March 31,	(Additions)	currency	March 31,	March 31,	March 31,
	(Years)	2009		translation	2010	2009		translation	2010	2010	2009
Existing process technology	7	$4,590	$-	$-	$4,590	$(1,530)	$(656)	$-	$(2,186)	$2,404	$3,060
Distribution agreements	5	1,558	-	93	1,651	(1,278)	(212)	(66)	(1,556)	95	280
Capitalized license technology	7	1,565	2,000	-	3,565	(559)	(224)	-	(783)	2,782	1,006
Patents – microcoil	10	1,100	-	-	1,100	(990)	(110)	-	(1,100)	-	110
Non-compete agreements	6	444	-	26	470	(325)	(54)	(16)	(395)	75	119
Customer relationships	5	609	-	38	647	(500)	(83)	(26)	(609)	38	109
		$9,866	$2,000	$157	$12,023	$(5,182)	$(1,339)	$(108)	$(6,629)	$5,394	$4,684

Amortization of intangible assets included in the results of operations is as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008

Cost of goods sold	$879	$879	$974
Operating expenses	460	832	867
	$1,339	$1,711	$1,841

The expected future amortization of intangible assets is as follows (in thousands):

For Years Ending March 31,	Amortization
2011	$1,063
2012	1,189
2013	1,165
2014	835
2015 and thereafter	1,142
$5,394

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

At the Company’s option, borrowings bear interest at either 2.25% over the bank’s prime rate or 3.50% over the one-month, two-month or three-month LIBOR. The interest rate on the borrowings as of March 31, 2010 was 4.0%. The Credit Agreement requires that the Company comply with certain financial and other covenants for borrowings to be permitted. The more significant financial covenants include (i) a minimum modified quick ratio and (ii) a minimum profitability, excluding certain non-cash items. On May 20, 2009, the Company amended the Credit Agreement with Wells Fargo Bank extending the maturity date to August 1, 2010 and adjusting the minimum limits for the financial covenants based on the Company’s financial forecast for fiscal 2010.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company paid off its borrowings of $2.5 million in March 2010. At March 31, 2010, the Company had no outstanding borrowings under the line of credit and was in compliance with all covenants of the Credit Agreement.

Note 8— Income Taxes

As of March 31, 2010, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $36.9 million, $28.8 million and $2.1 million, respectively. The federal NOLs will expire at various dates beginning in 2022, the state NOLs expire beginning in 2015 and the foreign NOLs will expire beginning in 2016. The federal and state loss carryforwards that are attributable to excess tax deductions from stock option exercises are not included in the deferred tax assets shown below. The benefit of approximately $12.4 million and $8.4 million of federal and state loss carryforwards, respectively, will be credited to equity when realized.

The Company also had federal and state research and development tax credit carryforwards of approximately $1.9 million and $1.7 million, respectively, as of March 31, 2010. The federal credits will expire beginning in 2019 and the state credits can be carried forward indefinitely.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an “ownership change” of a corporation. An ownership change, as defined, may restrict utilization of tax attribute carryforwards. The Company experienced ownership changes, as defined in Section 382 of the Internal Revenue Code, in May 2002 and June 2005, but the previously limited net operating loss and tax credit carryovers have now become available to offset taxable income in future periods. If an ownership change has occurred subsequent to June 2005, all net operating loss carryovers and all tax credit carryovers arising prior to the ownership change would be subject to limitation in the post change period for US tax purposes.

The related benefit from income taxes consisted of the following (in thousands):

	Years Ended March 31,
	2010	2009	2008
Current:
Federal	$-	$-	$-
State	485	-	-
Foreign	36	73	-
Total current income tax provision	521	73	-

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	116	(575)	(194)
Total deferred income tax expense (benefit)	116	(575)	(194)

Total income tax expense (benefit)	$637	$(502)	$(194)

In fiscal 2010, the Company recorded an income tax expense of approximately $637,000.  The income tax expense consists primarily of state and Swiss income tax on operating profits.  Prior to fiscal 2010, the Company incurred net operating losses for both federal and state purposes and, as a result, paid no federal or state income taxes. In fiscal 2009, the Company recorded an income tax benefit of approximately $502,000. The net income tax benefit consists primarily of a deferred tax benefit for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible, the reduction in deferred tax liability due to the impairment of such intangible assets, and the United Kingdom subsidiary’s operating losses. In fiscal 2008, the Company recorded an income tax benefit of approximately $194,000. The net income tax benefit includes a deferred income tax expense of approximately $72,000 for the Swiss subsidiary’s operating profits and a deferred tax benefit of approximately $266,000 for the tax effect of the amortization related to the intangible assets acquired in the Neurologic transaction which is not deductible and the tax benefit of operating losses for its United Kingdom subsidiary.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net deferred tax assets (liabilities) consisted of the following (in thousands):

	March 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$11,140	$14,048
Basis difference in fixed assets	3,412	3,143
Accruals deductible in different periods	5,673	4,960
Credit carryforwards	2,489	2,136
Total deferred tax assets	22,714	24,287
Less valuation allowance	(21,487)	(23,696)
Net deferred tax assets	1,227	591

Deferred tax liabilities:
Accruals deductible in different periods	(200)	(188)
Basis difference in fixed and intangible assets	(854)	(143)
Total deferred tax liabilities	(1,054)	(331)
Net deferred tax assets	$173	$260

The Company has recorded a valuation allowance against its federal and state deferred tax assets as of March 31, 2010 and its federal, state and Swiss deferred tax assets as of March 31, 2009, due to the uncertainty surrounding the realization of such assets. Management evaluates on a periodic basis the recoverability of deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

The effective tax rate differs from the United States federal statutory rate as a result of the following:

	Years Ended March 31,
	2010	2009	2008
Income tax expense (benefit) at statutory rate	35%	(35)%	(35)%
State taxes, net of federal benefit	5%	(5)%	(4)%
In process research and development write-off	0%	0%	7%
Technology acquisition	7%	0%	2%
Non-US income taxed at different rates	(5)%	9%	1%
Change in valuation allowance	(43)%	17%	24%
Nondeductible deferred compensation	7%	10%	6%
Other	(1)%	0%	(2)%
Effective income tax rate	5%	(4)%	(1)%

The domestic and foreign components of income (loss) before income taxes were as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008
Domestic	$9,995	$(7,093)	$(15,474)
Foreign	2,172	(4,463)	(980)
Income (loss) before income taxes	$12,167	$(11,556)	$(16,454)

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective April 1, 2007, the Company adopted the provision of ASC 740-10-5-6 (formerly known as “FIN 48”), which requires that the Company recognize the financial statement effects of a tax position when it becomes more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result of the implementation of ASC 740-10-5-6, the Company recognized a $192,000 increase in its unrecognized tax benefits. None was accounted for as an increase in the April 1, 2007 balance of accumulated deficit since the benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance. At the adoption date of April 1, 2007 and at March 31, 2010, the Company had zero and $22,000 of accrued interest and penalties related to tax contingencies, respectively. Prior to the fiscal year ended March 31, 2009, since the unrecognized tax benefit relates to attribute carryovers for which the related deferred tax asset was subject to a full valuation allowance, the recognition of the unrecognized tax benefits will not affect the Company’s effective tax rate. For the fiscal year ended March 31, 2010, $22,000 of the $84,000 increase in unrecognized tax benefits will affect the Company’s effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at March 31, 2010 will significantly increase or decrease within the next 12 months. Because of net operating loss and credit carryforwards, substantially all of the Company’s tax years, dating to inception in 1996, remain open to federal tax examination. Most state and foreign jurisdictions have 3 to 10 open tax years at any point in time.

Tax filings are based on tax laws which are subject to significant and varied interpretation. It is often unclear whether a particular position taken in a tax return will ultimately be sustained. The Company has reviewed its filing positions and believes that it has adequately accrued for such uncertainties.

The following table summarizes the activity related to the Company’s unrecognized tax benefit for the year ended March 31, 2010, 2009 and 2008 (in thousands):

	March 31,
	2010	2009	2008
Unrecognized tax benefits at beginning of year	$360	$232	$192
Gross increases - prior year tax positions	-	-	-
Gross increases - current year tax positions	84	128	40
Settlements with taxing authorities	-	-	-
Expiration of statute of limitations	-	-	-
Unrecognized tax benefits at end of year	$444	$360	$232

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

On March 11, 2008, the Company entered into a non-cancelable ten-year lease in Miramar, Florida, which commenced in September 2008. The facility comprises a total of approximately 27,000 square feet. The operating lease provides for a base rent that increases periodically and averages approximately $29,047 monthly over the lease period and is accounted for on a straight-line basis. The operating lease also provides for certain additional payments including the Company’s share of landlord’s operating expenses and applicable sales tax.

On December 4, 2007, the Company’s wholly owned subsidiary, Micrus Endovascular SA (“Micrus SA”), entered into a non-cancelable eight-year lease for office space in Switzerland. The office space comprises a total of approximately 5,500 square feet.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, the Company leases office space for its wholly-owned subsidiary, Micrus UK, under a non-cancelable lease agreement with a term through December 2010.

The combined annual rent for Micrus SA and Micrus UK operating leases is approximately $189,000. The leases also provide for certain additional payments including the Company’s share of the landlord’s operating expenses.

Future minimum lease payments are as follows (in thousands):

Minimum
For Years Ending March 31,	Lease Payments
2011	$1,054
2012	1,026
2013	937
2014	497
2015	508
Thereafter	1,467
$5,489

Rent expense for the years ended March 31, 2010, 2009 and 2008 was $0.9 million, $1.0 million and $0.7 million, respectively.

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

Litigation

The Company is from time to time subject to various lawsuits. The Company does not believe that it is probable that the resolution of pending litigation will have a material adverse effect on the Company’s consolidated financial statements; however, the outcome of litigation is inherently uncertain.

Note 10 — Preferred Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 1,000,000 shares of $0.01 par value preferred stock. As of March 31, 2010, there are no shares of preferred stock issued or outstanding.

Note 11 — Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 50,000,000 shares of $0.01 par value common stock. Each holder of common stock has the right to one vote and is also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of March 31, 2010.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 12 — Stock Option Plans and Other Employee Benefits

Stock Option Plans

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of March 31, 2010, the Company has two stock option plans: the 1998 Stock Plan (the “1998 Plan”), and the 2005 Equity Incentive Plan as amended (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options may be granted under the 1998 Plan. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have ten-year contractual terms.

1998 Stock Plan

As of June 16, 2005, no new stock option grants were permitted under the 1998 Plan. However, all options previously granted under the 1998 Plan continue to be administered under the 1998 Plan. As of March 31, 2010, options to purchase 865,700 shares of common stock were outstanding under the 1998 Plan.

2005 Equity Incentive Plan

The 2005 Plan became effective upon the Company’s IPO. The 2005 Plan provides for the issuance of stock options, stock appreciation rights, stock awards (stock and stock units) and cash awards. The Company initially reserved a total of 2,395,020 shares of its common stock for issuance under the 2005 Plan. In addition, the 2005 Plan provides for an automatic annual increase in the number of shares reserved for issuance thereunder on each April 1st by an amount equal to the lesser of (i) 5% of the Company’s total number of outstanding shares on the immediately preceding March 31st; (ii) 666,666 shares, or (iii) a number of shares determined by the Company’s Board of Directors. The shares reserved under the 2005 Plan will also be increased as a result of the forfeiture or repurchase of shares issued under the 1998 Plan and the cancellation of unexercised options under the 1998 Plan. As of March 31, 2010, there were 4,646,041 remaining shares reserved for issuance under the 2005 Plan, of which 1,437,859 were available for grant and 3,208,182 shares were subject to outstanding options.

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

The Company initially reserved a total of 222,222 shares of common stock for issuance under the Purchase Plan. The Purchase Plan provides for annual increases in the total number of shares available for issuance under this plan on April 1st of each year beginning on April 1, 2006, by a number of shares that is equal to the lesser of: (1) 2% of the outstanding shares of the Company’s common stock on the immediately preceding March 31st; (2) 222,222 shares; or (3) a lesser number determined by the Company’s Board of Directors. As of March 31, 2010, there were 641,467 shares reserved for issuance under the Purchase Plan.

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

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Purchase Plan provides for offering periods of 12 months and purchase periods of 6 months or such shorter period as may be established by the Company’s Board of Directors. The offering periods start on April 1st and October 1st of each year. During the year ended March 31, 2010, there were 139,595 shares issued at a purchase price ranging from $5.07 to $10.73 per share and during the year ended March 31, 2009, there were 119,732 shares issued at a purchase price ranging from $5.07 to $10.51 per share under the Purchase Plan.

Stock-Based Compensation

The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares.

The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Years Ended March 31,
	2010	2009	2008

Employee Stock Option Plans:
Expected term (in years)	6	6	6
Volatility	44%	35%	42%
Risk-free interest rate	2.6%	3.2%	4.0%
Expected dividend yield	0%	0%	0%
Weighted average fair value at date of grant	$5.11	$4.62	$9.13

Employee Stock Purchase Plan:
Expected term (in years)	0.5	0.5	0.5
Volatility	72%	45%	43%
Risk-free interest rate	0.5%	2.5%	3.9%
Expected dividend yield	0%	0%	0%

The fair value of each purchase right granted under the Company’s Purchase Plan during the year ended March 31, 2010, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.

Stock-based compensation expense included in results of operation is as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008
Cost of goods sold	$603	$560	$471
Research and development	685	592	533
Sales and marketing	1,541	1,498	1,325
General and administrative	3,158	2,995	2,629
	$5,987	$5,645	$4,958

Additionally, approximately $6,000 and $51,000 in stock-based compensation expense has been capitalized in inventory at March 31, 2010 and 2008, respectively. At March 31, 2009, approximately $8,000 in stock-based compensation expense has been released from inventory.

As of March 31, 2010, there was approximately $7.3 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options and restricted stock units, which is expected to be recognized over an estimated weighted average amortization period of 2.4 years.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-based compensation expense recognized for the year ended March 31, 2008 related to the amortization of deferred stock-based compensation was $163,000. The Company had fully recognized amortization of deferred stock-based compensation in the fourth quarter ended March 31, 2008.

Stock-based compensation expense recognized for the years ended March 31, 2008 relating to non-employee options was $4,000. All non-employee options were fully-vested as of March 31, 2008.

General stock option information

The following table sets forth the summary of option activity for the year ended March 31, 2010:
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Options outstanding at March 31, 2009	4,018	$12.69
Options granted	865	$11.10
Options exercised	(461)	$8.88
Options forfeited	(231)	$14.86
Options expired	(117)	$18.56
Options outstanding at March 31, 2010	4,074	$12.50	6.8	$30,607

Options exercisable at March 31, 2010	2,674	$12.26	5.8	$20,800

The total aggregate intrinsic value of options exercised during the years ended March 31, 2010, 2009 and 2008 was $3.0 million, $322,000 and $3.5 million, respectively. The Company realized a tax benefit of $89,000 for the year ended March 31, 2010 in connection with the options exercised during the year ended March 31, 2010. The closed market value per share of the Company’s common stock as of March 31, 2010 was $19.72 as reported by The NASDAQ Stock Market.

The following table summarizes information related to options outstanding and exercisable by exercise price at March 31, 2010 (in thousands, except per share data):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices	Outstanding	(years)	Price	Exercisable	Price
$0.68 - $ 1.01	35	2.6	$0.83	35	$0.83
$1.15 - $ 1.15	78	3.9	$1.15	78	$1.15
$4.93 - $ 7.40	631	4.8	$5.68	616	$5.66
$7.48 - $10.62	1,037	7.7	$9.14	428	$9.40
$10.75 - $15.22	1,091	6.9	$12.78	711	$12.85
$15.30 - $20.14	768	7.5	$18.33	512	$18.33
$20.24 - $24.75	434	7.0	$22.39	294	$22.56
$0.68 - $24.75	4,074	6.8	$12.50	2,674	$12.26

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth the summary of restricted stock units activity for the year ended March 31, 2010:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(in thousands)		(in years)	(in thousands)
Non-vested restricted stock units at March 31, 2009	3	$-
Awarded	-	$-
Vested	(3)	$-
Forfeited	-	$-
Non-vested restricted stock units at March 31, 2010	-	$-	-	$-

401(k) Savings Plan

The Company has a 401(k) income deferral plan (the “401(k) Plan”). Eligible participants may contribute up to 75% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. According to the terms of the 401(k) Plan, the Company may make discretionary matching contributions to the 401(k) Plan each year, allocable to all plan participants. The Company made no discretionary contributions during the years ended March 31, 2010, 2009 and 2008.

Note 13 — Defined Benefit Plan

The Company has a qualified defined benefit pension plan for all eligible Swiss employees of its wholly-owned subsidiary in Switzerland, Micrus SA. Retirement benefits are provided based on employees’ years of service and earnings, or in accordance with applicable employee benefit regulations. The Company’s practice is to fund amounts sufficient to meet the requirements set forth in the applicable employee benefit and tax regulations.

Consistent with typical Swiss practice, the pension plan is funded through a guaranteed insurance contract with an insurance company, in this case Swiss Life. Swiss Life is responsible for the investment strategy of the insurance premiums that the Company submits. Swiss Life does not hold individual assets per participating employer. Instead, Swiss Life pools assets from all participating employers, including Micrus SA and invests them in accordance with its own strategies and risk assessments. The goal of these investment practices is for Swiss Life to be able to pay pension benefits on behalf of the participating employers  when they come due, while maintaining sufficient equity to absorb fluctuations in the value of its assets and liabilities. Under the term of contract between the Company and Swiss Life, the interest rate as well as the surrender value is guaranteed for each participant, with Swiss Life assuming any risk to the value of the underlying assets. Together with other Swiss life insurance companies, Swiss Life is a member of a security fund, whose purpose is to cover any shortfall in the event that Swiss Life is not able to fulfill its contractual agreements. Conversely, when the market performance of the aggregated assets exceeds the pension plan guaranteed interest income, a maximum of 10% of the market gains will be allocated to Swiss Life.

The Company may make contributions in excess of the legally required minimum contribution level. Any voluntary contributions by the Company are not expected to exceed deductible limits in accordance with Switzerland tax regulations.

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth summarized information on the defined benefit pension plan (in thousands):

	March 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$827	$599
Service cost	81	85
Interest cost	29	17
Participant contribution	77	62
Actuarial gain	(8)	(14)
Benefit payments	(280)	(176)
Transfers in and additional contributions	94	226
Plan amendments	-	109
Currency exchange rate changes	66	(81)
Benefit obligation at end of year	886	827

Change in plan assets:
Fair value of plan assets at beginning of year	679	517
Actual return on plan assets	29	36
Employer contributions	78	84
Participant contributions	77	62
Benefit payments	(280)	(176)
Transfers in and additional contributions	94	226
Currency exchange rate changes	54	(70)
Fair value of plan assets at end of year	731	679
Unfunded status at end of year	$155	$148

The net periodic pension cost for the Swiss pension plan for fiscal 2010 and 2009 was based on long-term asset rates of return of 3.4% and 3.2%, respectively. In developing these expected long-term rate of return assumptions, consideration was given to expected returns based on the current investment policy and historical return for the asset classes.

The following table presents selected pension plan information (in thousands):

	March 31,
	2010	2009

Projected benefit obligation	$886	$827
Accumulated benefit obligation	$814	$756
Fair value of plan assets	$731	$679

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the components of net periodic benefit cost for the pension plan is as follows (in thousands):
	Years Ended March 31,
	2010	2009	2008

Service cost	$81	$85	$81
Interest cost	29	17	13
Expected return on plan assets	(25)	(14)	(11)
Net periodic benefit cost	$85	$88	$83

Amounts included in accumulated other comprehensive loss are as follows (in thousands):

	March 31,
	2010	2009

Actuarial gain	$(13)	$(36)
Plan amendments	-	109
Total recognized in other comprehensive loss	$(13)	$73

At March 31, 2010 and 2009, the assets of the plans are held in trust and allocated as follows:

	2010	2009
Equity securities	3%	5%
Debt securities	10%	9%
Cash and cash equivalents	3%	9%
Fixed interests	71%	63%
Investment in participations and associated companies	1%	1%
Real estate	11%	11%
Other investments	1%	2%

The following table presents a rollforward of pension plan assets measured at fair value on a recurring basis using unobservable inputs (Level 3) at March 31, 2010 (in thousands)

Level 3
Fair value beginning of year	$679
Actual return on plan assets	29
Purchases, sales and settlements	23
Fair value end of year	$731

The benefits expected to be paid out are as follows (in thousands):

For Years Ending March 31,	Pension Plan
Benefit
2011	$66
2012	$66
2013	$66
2014	$66
2015	$66
Thereafter	$300

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 14 — Segments

Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations, were as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008
United States	$44,731	$39,007	$33,753
Japan	11,041	9,319	6,250
United Kingdom	6,649	7,531	9,100
Rest of the world	28,669	22,339	20,110
	$91,090	$78,196	$69,213

The Company’s long-lived assets, excluding goodwill and intangible assets, by geographic area were as follows (in thousands):

	March 31,
	2010	2009
United States	$5,602	$6,691
United Kingdom	57	69
Rest of the world	182	222
	$5,841	$6,982

The Company identifies its operating segments based on how management views and evaluates the Company’s operations, which is primarily based on geographic location. The Company has determined it operates in three business segments, the Americas, Europe and Asia Pacific. The products and services sold by each segment are substantially the same and the Company evaluates performance and allocates resources primarily based on revenues and gross profit. In previous years, the Company’s Europe (excluding the United Kingdom) and the United Kingdom segments were segregated as two business segments. Previous year information in the tables that follow has been restated to conform to the current year classification.

Revenues and gross profit for these segments were as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008
Revenues:
Americas	$50,133	$44,067	$37,565
Europe	28,486	23,461	24,195
Asia Pacific	12,471	10,668	7,453
	$91,090	$78,196	$69,213
Gross Profit:
Americas	$39,872	$32,952	$29,621
Europe	20,449	17,004	17,564
Asia Pacific	8,363	7,393	4,727
	$68,684	$57,349	$51,912

Total assets by operating segments at March 31, 2010 and 2009 were as follows (in thousands):

	March 31,
	2010	2009
Americas	$60,525	$43,537
Europe	19,711	17,969
	$80,236	$61,506

MICRUS ENDOVASCULAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 15 — Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Note 16 — Quarterly Financial Information (unaudited)

The following table represents certain unaudited quarterly information for the eight quarters ended March 31, 2010. In management’s opinion, this information has been prepared on the same basis as the audited financial statements and includes all the adjustments necessary to fairly state the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share amounts)
2010:
Revenues	$21,223	$21,510	$22,793	$25,564
Gross profit	$15,659	$16,605	$17,294	$19,126
Net income attributable to common stockholders	$2,264	$3,606	$3,320	$2,340
Net income per share attributable to common stockholders:
Basic	$0.14	$0.23	$0.21	$0.14
Diluted	$0.14	$0.22	$0.20	$0.13

2009:
Revenues	$18,324	$20,792	$18,322	$20,758
Gross profit	$13,731	$15,178	$13,545	$14,895
Net income (loss) attributable to common stockholders	$(6,602)	$(2,736)	$(2,292)	$576
Net income (loss) per share attributable to common stockholders: Basic and Diluted	$(0.42)	$(0.17)	$(0.15)	$0.04

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the design and operational effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on our evaluation utilizing the criteria set forth in Internal Control — Integrated Framework issued by COSO, our management (including our CEO and CFO) concluded that our internal control over financial reporting was effective as of March 31, 2010. Our assessment of the effectiveness of internal control over financial reporting as of March 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included at “Item 8 – Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fourth quarter of our fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2010 Annual Meeting of Stockholders

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services.

Information required by this item is incorporated by reference to the Micrus Proxy Statement for the 2010 Annual Meeting of Stockholders.

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

Schedule II — Valuation and Qualifying Accounts for each of the three years in the period ended March 31, 2010

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

(b) Exhibits.  The list of exhibits on the Index to Exhibits on pages 90 through 92 of this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Micrus Endovascular Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MICRUS ENDOVASCULAR CORPORATION

By:	/s/ JOHN T. KILCOYNE
John T. Kilcoyne
Chairman and Chief Executive Officer

Date: June 8, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JOHN T. KILCOYNE	Chairman and Chief Executive Officer	June 8, 2010
John T. Kilcoyne	(Principal Executive Officer)

/s/ GORDON T. SANGSTER	Chief Financial Officer	June 8, 2010
Gordon T. Sangster	(Principal Financial and Accounting Officer)

/s/ MICHAEL EAGLE	Director	June 8, 2010
Michael Eagle

/s/ FRED HOLUBOW	Director	June 8, 2010
Fred Holubow

/s/ L. NELSON HOPKINS	Director	June 8, 2010
L. Nelson Hopkins, M.D.

/s/ FRANCIS J. SHAMMO	Director	June 8, 2010
Francis J. Shammo

/s/ JEFFREY H. THIEL	Director	June 8, 2010
Jeffrey H. Thiel

/s/ GREGORY H. WOLF	Director	June 8, 2010
Gregory H. Wolf

Schedule II – Valuation and Qualifying Accounts

	Balance At	Additions/
	Beginning	Charged to		Balance at
	of Year	Expenses	Deductions	End of Year
Allowance for Doubtful Accounts	(In thousands)
Year Ended March 31, 2010	$119	$96	$2	$217
Year Ended March 31, 2009	$95	$49	$(25)	$119
Year Ended March 31, 2008	$234	$(145)	$6	$95

Valuation Allowance - Deferred Tax Assets
Year Ended March 31, 2010	$23,696	$-	$(2,209)	$21,487
Year Ended March 31, 2009	$21,419	$2,277	$-	$23,696
Year Ended March 31, 2008	$17,750	$3,669	$-	$21,419

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.38*	Bonus Program with respect to Executive Officers (Filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on June 11, 2009)
10.39*	Amended and Restated 2005 Equity Incentive Plan (Filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on June 11, 2009)

Exhibit Number	Description

10.40*
First Amendment to Technology Transfer Agreement dated January 28, 2009, between Micrus Endovascular Corporation and Vascular FX, LLC, a Delaware limited liability company (Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on June 11, 2009)

10.41
Second Amendment to the Credit Agreement dated May 20, 2009, between Micrus Endovascular Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 27, 2009)

10.42†
Distribution Agreement, dated September 30, 2009, between Micrus Endovascular Corporation and IDS (Hong Kong) Ltd. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2009)

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