Form 10-K/A
period 2010-03-31
MICRUS ENDOVASCULAR CORP
filed 2010-07-29
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of July 22, 2010 registrant had outstanding 16,585,666 shares of common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
None

MICRUS ENDOVASCULAR CORPORATION

TABLE OF CONTENTS

Page

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	25

SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

i

 EXPLANATORY NOTE

On June 8, 2010, Micrus Endovascular Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended March 31, 2010 with the Securities and Exchange Commission (“SEC”). In that report, the Company indicated that it would file the information required by Part III of Form 10-K on or before July 29, 2010. Accordingly, the Company is amending its Annual Report on Form 10-K to provide such information. Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

DIRECTORS

The name, age as of July 22, 2010, and year in which the term expires of each member of the Board of Directors is set forth below.

Name of Director	Age	Positions and Offices	Term Expires at Annual Meeting
John T. Kilcoyne	51	Director, Chief Executive Officer and Chairman of Micrus Endovascular Corporation	2010
Michael L. Eagle	63	Director and Member of the Compensation Committee of the Board of Micrus Endovascular Corporation	2012
Fred Holubow	71	Director and Member of the Audit Committee and of the Nominating and Corporate Governance Committee of the Board of Micrus Endovascular Corporation	2012
L. Nelson Hopkins, M.D.	67	Director	2011
Francis J. Shammo	49	Director and Member of the Audit Committee and of the Nominating and Corporate Governance Committee of the Board of Micrus Endovascular Corporation	2011
Jeffrey H. Thiel	54	Director and Member of the Audit Committee and of the Nominating and Corporate Governance Committee of the Board of Micrus Endovascular Corporation	2010
Gregory H. Wolf	53	Director and Member of the Compensation Committee of the Board of Micrus Endovascular Corporation	2012

John T.  Kilcoyne has served as our director since November 2004 and as our Chairman of the Board since September 2007. He has been our Chief Executive Officer since November 2004. Mr. Kilcoyne also held the position of President from November 2004 to September 2007. From May 2002 to May 2004, Mr. Kilcoyne served as the President and Chief Executive Officer of Solace Therapeutics, Inc., a medical device company. From November 1997 to January 2002, he served as the President and Chief Executive Officer of Endonetics, Inc., a medical device company. From February 1997 to November 1997, he served as the Vice President Sales and Marketing and New Business Development at Medical Scientific, Inc., a medical device company. From July 1993 to February 1997, he served as the Director of Marketing at Microsurge, Inc., a medical device company. Mr. Kilcoyne served in various sales and marketing positions with Guidant Corporation and Boston Scientific Corporation. Mr. Kilcoyne received his B.S. from Cornell University. Mr. Kilcoyne serves as a member of the board of directors of Onset Medical Corporation, Embrella Cardiovascular Corporation and Ellipse Technologies, which are private companies.

Michael L.  Eagle has served as our director since 2006. Mr. Eagle serves on the board of directors of Cadence Pharmaceuticals, Inc. and Somaxon Pharmaceuticals, both publicly traded companies. Mr. Eagle is a Founding Member of Barnard Life Sciences, LLC. Mr. Eagle served as Vice President of Manufacturing for Eli Lilly and Company from 1994 through 2001 and held a number of executive management positions with Eli Lilly and its subsidiaries throughout his career there. Mr. Eagle has a B.S. degree in mechanical engineering from Kettering University and an MBA from the Krannert School of Management at Purdue University. He

serves on the board of trustees of La Jolla Playhouse, on the Dean’s Senior Advisory Council of the Krannert School of Management at Purdue University and on the board of directors of the Futures for Children.

Fred Holubow has served as our director since July 1999. Since January 2001, Mr. Holubow has been a Managing Director of William Harris Investors, Inc., a registered investment advisory firm. From August 1982 to January 2001, Mr. Holubow served as Vice President of Pegasus Associates, a registered investment advisory firm he co-founded. He is a director of BioSante Pharmaceuticals, Inc, a publicly-traded pharmaceuticals company. He received his B.S. from the Massachusetts Institute of Technology and his MBA from the University of Chicago.

L. Nelson Hopkins, M.D. has served as our director since September 1998. Dr. Hopkins has served as a Professor and Chairman of Neurosurgery at the State University of New York at Buffalo since January 1989 and as a Professor of Radiology at the State University of New York at Buffalo since July 1989. He received his B.A. from Rutgers University and his M.D. from Albany Medical College.

Francis J. Shammo has served as our director since July 2004. Since October 2009, Mr. Shammo has served as President and CEO of Verizon Business and Telecom.  From March 2009 to October 2009, Mr. Shammo served as President of Verizon Business.  From September 2005 to March 2009, Mr. Shammo served as Senior Vice President and Chief Financial Officer of Verizon Business. From 2003 to September 2005, Mr. Shammo served as President of the West Area for Verizon Wireless, a telecommunications company. From 1995 to 2003, Mr. Shammo served as Vice President and Controller of Verizon Wireless. Mr. Shammo is a Certified Public Accountant. He received his B.S. in accounting from the Philadelphia College of Textiles and Science and his MBA from LaSalle University.

Jeffrey H. Thiel has served as our director since 1999. Since October 2008, Mr. Thiel has served as President, Chief Executive Officer and Director of Devax, Inc., a medical device company. From December 2006 to October 2008, Mr. Thiel has served as President, Chief Operating Officer and Director of Devax, Inc. From June 2003 to December 2006, Mr. Thiel served as President, Chief Executive Officer and Director of Devax, Inc. From January 2001 until June 2002, Mr. Thiel served as President and Chief Executive Officer of Radiance Medical Systems, Inc., a medical device company. Prior to that, Mr. Thiel served as President and Chief Operating Officer of Radiance Medical Systems, Inc. from February 1999 until January 2001 and as Vice President of Operations from October 1996 until February 1999. Mr. Thiel received his B.S. in Economics from the University of Wisconsin-River Falls and his MBA from the College of St. Thomas.

Gregory H. Wolf has served as our director since 2006. Mr. Wolf serves as Chairman of the Board of Directors of Max Endoscopy, an early stage developer of endoscopic accessory devices for gastrointestinal endoscopy. From March 2007 to October 2009, Mr. Wolf served as Chairman, President and Chief Executive Officer of Medical Card Systems, Inc. (“MCS”), a managed care organization based in San Juan, Puerto Rico. From 2002 to 2005, Mr. Wolf served as the President of CIGNA Group Insurance as well as its subsidiaries, CIGNA Life Insurance Company of New York and Life Insurance Company of North America from 2002 to 2005. Mr. Wolf joined CIGNA in 2001 as a Division President. From 2000 to 2001, Mr. Wolf was Chairman and Chief Executive Officer of nextHR.com, an application service provider of human resource asset management services. From 1995 to 1999, Mr. Wolf held various positions with Humana, Inc., including Senior Vice President of Sales and Marketing, Chief Operating Officer, President and Chief Executive Officer. Mr. Wolf received his B.S. from Penn State University and a Master in Hospital and Health Services Administration from Central Michigan University.

EXECUTIVE OFFICERS

The following table provides information with respect to our executive officers as of July 22, 2010:

Name	Age	Position
John T. Kilcoyne	51	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Robert A. Stern	53	President and Chief Operating Officer
Gordon T. Sangster	57	Chief Financial Officer (Principal Financial Officer)
Edward F. Ruppel, Jr.	44	Senior Vice President and Corporate Compliance Officer
Robert C. Colloton	52	Vice President, Global Sales and Marketing
R. Michael Crompton	52	Vice President of Regulatory Affairs, Clinical Research and Quality
Carolyn M. Bruguera	44	Vice President and General Counsel
Richard J. Snyder	66	Vice President of Human Resources

John T. Kilcoyne’s biography is set forth under the heading “Directors.”

Robert A. Stern has served as our President and Chief Operating Officer since November 2007. Prior to that, Mr. Stern was our Executive Vice President and Chief Financial Officer from November 2004 to November 2007 and was our Vice President, Finance and Administration and Chief Financial Officer from January-November 2004. Mr. Stern was appointed our Secretary in March 2005. From September 2000 to January 2004, Mr. Stern served as the President and Chief Executive Officer of Context Connect, Inc., a telecommunications company. From March 2000 to September 2000, he served as the Executive Vice President of Quixel Capital Group, an investment holding company. From January 1996 to March 2000, he served as the Vice President and Chief Financial Officer of InnerDyne, Inc., a medical device company. From October 1991 to January 1996, he served as Vice President, Corporate Finance and Chief Financial Officer of RhoMed Incorporated, a pharmaceutical company. Since February 2009, Mr. Stern has served as a member of the board of directors of Nexeon MedSystems Inc., a private company and as the chairman of its audit committee.  Mr. Stern received his B.S. in Business Administration from the University of New Hampshire, Whittemore School of Business and Economics, and his MBA from the University of New Mexico, Anderson School of Management.

Gordon T. Sangster has served as our Chief Financial Officer since November 2007. From September 2006 to November 2007, Mr. Sangster served as Vice President of Finance and Chief Financial Officer of HemoSense, Inc., a publicly traded point-of-care clinical diagnostics company that was acquired by Inverness Medical Innovations, Inc. in November 2007. From August 2000 through September 2006, Mr. Sangster was Chief Financial Officer of A.P. Pharma, Inc., a publicly traded specialty pharmaceutical company. He also served as that company’s Vice President of Finance and Controller from April 1993 to July 2000. Previously, Mr. Sangster held various financial roles with Raychem, Inc. and CooperVision, Inc, a medical device company. He is a member of the Institute of Chartered Accountants in England and Wales.

Edward F. Ruppel, Jr. joined us in June 2003 and is our Senior Vice President of Research and Development and Technical Operations.  Since July 2006, Mr. Ruppel has also served as our Corporate Compliance Officer. From March 2001 to March 2003, Mr. Ruppel served as the Vice President of Operations of CBYON, Inc., a surgical navigation software and equipment company. From June 1994 to December 2000, he served as Director of Operations, among other management positions, for Biometric Imaging Inc., a subsidiary of Becton, Dickinson & Company, a medical technology company. Mr. Ruppel received his B.S. in Mechanical Engineering at the University of Rochester, and his MBA from TRIUM (jointly issued by New York University Leonard N. Stern School of Business, London School of Economics and HEC, School of Management, Paris).

Robert C. Colloton joined us in March 2005 and is our Vice President, Global Sales and Marketing. From February 2003 to March 2005, Mr. Colloton served as the Vice President, Account and Market Development of VNUS Medical Technologies, Inc., a medical device company. Prior to this position, he also held the positions of Vice President, Worldwide Marketing and International Sales from April 2001 to February 2003 and Vice President, Worldwide Sales and Marketing from June 1999 to April 2001, at VNUS Medical Technologies, Inc. From June 1997 to June 1999, Mr. Colloton served as Vice President, Sales and Marketing of TransVascular, Inc., a medical device company. From January 1993 to June 1997, he served in various sales and marketing executive positions at Cardiometrics, Inc., a medical device company. Mr. Colloton received his B.S. in Business Administration at Miami University in Oxford, Ohio.

R. Michael Crompton joined us in October 2006 and serves as our Vice President of Regulatory Affairs, Clinical Research and Quality. From March 2006 to September 2006, Mr. Crompton was a consultant to medical device companies and served as an instructor at the University of California, Santa Cruz, an appointment he still holds. From June 2005 to February 2006, he served as Vice President, Regulatory/Clinical Affairs & Quality Assurance at Spinal Kinetics, Inc, a medical device company. From October 2002 to June 2005 he served as Vice President, Regulatory/Clinical Affairs & Quality Assurance and Chief Compliance Officer at Carl Zeiss Meditec, Inc, a medical device company. From December 2000 to September 2002 he was the Vice President, Regulatory/Clinical Affairs & Quality Assurance at CryoVasular Systems, Inc, a medical device company. From May 1996 to November 2000 he served as Vice President, Regulatory Affairs & Quality Assurance at Symphoix Devices, a medical device company, Inc. He received his B.S. in biochemistry and masters degree in public health (biomedical sciences) from the University of California, Berkeley and his J.D. from the University of San Francisco School of Law.

Carolyn M. Bruguera joined us in November 2005 and is our Vice President and General Counsel. From March 2004 to November 2005, she was a partner with Montgomery Law Group in Menlo Park, specializing in corporate and securities law, and from 2000 to 2004 she was a partner with Thoits, Love, Hershberger & McLean in Palo Alto, which she joined as an associate in 1998. She was an associate with Venture Law Group from 1995-1998 and with Heller, Ehrman, White & McAuliffe from 1993-1995. Ms. Bruguera received her A.B. from Harvard University and her J.D. from the University of California, Berkeley’s Boalt Hall School of Law.

Richard J. Snyder joined us in September 2006 and serves as our Vice President of Human Resources. From June 2005 to August 2006, he was the Vice President of Human Resources for Gateway Bank, a private mortgage banking company. Mr. Snyder acted as a Human Resources consultant to companies in the medical device, high tech and financial services industries from February 2002 to June 2005. Prior to 2002, Mr. Snyder served in Senior Human Resources positions, both international and domestic, with

Docent Inc., Lucent Technologies, Sybase, Bank of America and Citicorp. He received a B.A. in Economics from Macalester College and a M.A. in Industrial Relations from the University of Minnesota.

Officers are elected by the Board of Directors. Each officer holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal.  There are no family relationships among any of the directors or executive officers of Micrus.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have posted information on our website about our corporate governance policies, including our Code of Ethics, and charters for the committees of the Board. The website can be found at www.micrusendovascular.com (Investor Relations – Corporate Governance).

Meetings and Committees of the Board of Directors

Directors are encouraged to attend our annual meetings of stockholders; however, there is no formal policy regarding attendance at annual meetings. Each of our directors serving at the time of the Company’s 2009 annual meeting of stockholders attended the annual meeting.

During Micrus’ 2010 fiscal year, the Board met 9 times and took no action by unanimous written consent during the same period. Each director, with the exception of Mr. Henson, attended at least 75% of all Board and applicable committee meetings during this time. Mr. Henson resigned from the Board of Directors in December 2009. Prior to his resignation, Mr. Henson had been Chair of our Compensation Committee and a member of the Nominating and Corporate Governance Committee. The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these committees has a written charter approved by the Board. A copy of each charter can be found on our website at www.micrusendovascular.com (Investor Relations – Corporate Governance). The current members of the committees are identified in the following table:

Director	Nominating and Corporate Governance Committee	Compensation Committee	Audit Committee
Michael L. Eagle		X
Michael R. Henson (1)	X	X
Fred Holubow	X		X
L. Nelson Hopkins, M.D.
John T. Kilcoyne
Francis J. Shammo	X		X
Jeffrey H. Thiel	X		X
Gregory H. Wolf		X

(1)	Mr. Henson resigned effective December 31, 2009.

Audit Committee. The Audit Committee held five meetings during the 2010 fiscal year. Our Audit Committee is composed of Messrs. Shammo (chairperson), Holubow and Thiel. Mr. Shammo is our Audit Committee financial expert as currently defined under applicable SEC rules and is an independent director as that term is defined under the NASDAQ listing standards. We believe that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with, the applicable requirements of the Sarbanes-Oxley Act of 2002 and the NASDAQ rules. The primary functions of our Audit Committee include:

•	reviewing and monitoring our accounting practices and financial reporting procedures and audits of our financial statements;

•	appointing, compensating and overseeing our independent auditors; and

•	reviewing and evaluating the effectiveness of our internal control over financial reporting.

Both our independent auditors and internal financial personnel regularly meet privately with our Audit Committee and have unrestricted access to this committee.

Compensation Committee. The Compensation Committee held 8 meetings during the 2010 fiscal year and took action by unanimous written consent three times during the same period. Our Compensation Committee is currently composed of Messrs. Eagle and Wolf. Mr. Henson served as Chair of the Compensation Committee until December 31, 2009, when he resigned from the Board of Directors. Each member of our Compensation Committee is an “outside” director as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended. The functions of our Compensation Committee include:

•	determining the amount and form of compensation paid to our executive officers, employees and consultants;

•	reporting annually to our stockholders on executive compensation issues; and

•	administering our equity incentive plans, including the 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan.

For additional information about our Compensation Committee, see “Compensation Discussion and Analysis – Compensation Committee” and “Compensation Discussion and Analysis – Role of Executives in Compensation Decisions, ” below.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee took action by unanimous written consent one time during the 2010 fiscal year. Our Nominating and Corporate Governance Committee is currently composed of Messrs. Holubow, Shammo, and Thiel. Mr. Henson served as a member of the Nominating and Corporate Governance Committee until December 31, 2009, when he resigned from the Board of Directors. Each member of our Nominating and Corporate Governance Committee is an independent director as that term is defined under the NASDAQ listing standards. The functions of our Nominating and Corporate Governance Committee include:

•	identifying and evaluating individuals, including individuals proposed by stockholders, qualified to serve as members of our Board;

•	making recommendations to the independent members of the Board with respect to candidates for election to the Board; and

•	reviewing and assessing our corporate governance guidelines and recommending changes to our corporate governance guidelines to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Micrus’ directors and executive officers, and persons who own more than ten percent of a registered class of Micrus’ equity securities, to file reports of ownership and changes in ownership of common stock and other equity securities of Micrus. We have adopted procedures to assist Micrus’ directors and officers in complying with these requirements, which include assisting officers and directors in preparing forms for filing.

To our knowledge, based solely upon review of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended March 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with on a timely basis.

Item 11.                 Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

Our compensation philosophy provides the guiding principles for decisions made by the Compensation Committee of the Board of Directors (the “Committee”) for our executive officers. Our executive compensation is designed to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the Committee to have a portion of each executive’s compensation contingent upon our performance as well as upon the individual’s personal performance. We strive to link pay to performance and to the long-term interests of our stockholders by:

•	Ensuring that the executive team has clear goals and accountability with respect to financial and nonfinancial corporate performance;

•	Establishing pay opportunities that are competitive based on prevailing practices for our industry and the stage of our growth;

•	Assessing individual performance by setting individual goals within the context of our overall operating results;

•	Assessing whether our executive compensation programs provide an appropriate return on investment in light of the overall cost of the programs; and

•	Aligning pay incentives with the long-term interests of our stockholders.

Compensation Committee

The Committee is responsible for ensuring that executive compensation is responsibly and effectively designed, implemented, and administered with sound corporate governance practices. The Committee has authority to approve the philosophy and structure of the compensation programs for executives.

The Committee has authority to determine the amount and form of compensation paid to the Company's executive officers, officers, employees, consultants and advisors and to review the performance of such persons in order to determine appropriate compensation, as well as to establish the Company's general compensation policies and practices and to administer plans and arrangements established pursuant to such policies and practices. The Committee may direct management to take such actions as are necessary and advisable to implement its compensation decisions in a manner consistent with its determinations. The Committee has exclusive authority with respect to compensation determinations affecting our chief executive officer and other executive officers, but may delegate its authority with regard to non-officer employees and consultants of the Company to officers and other appropriate Company supervisory personnel.  While it has not done so, the Committee may delegate its authority to a subcommittee of the Committee or any other members of the Board, except with respect to compensation determinations for our chief executive officer, which remain the exclusive authority of the Committee. In addition, to the extent permitted by applicable law, the Committee may delegate to one or more officers of the Company (or other appropriate supervisory personnel) the authority to grant stock options and other stock awards to employees who are not executive officers or members of the Board of the Company or of any subsidiary of the Company.

During fiscal year 2010, the Committee consisted of three independent, nonemployee directors as defined by the listing standards of the NASDAQ stock market: Michael R. Henson, Michael L. Eagle, and Gregory H. Wolf. Mr. Henson resigned from the Company’s Board of Directors effective December 31, 2009. Accordingly, the Committee currently consists of Messrs. Eagle and Wolf. The Committee’s charter is available at www.micrusendovascular.com (Investor Relations — Corporate Governance). The Committee reassesses this charter annually and recommends any proposed changes to the Board for approval. During the 2010 fiscal year, the Committee did not recommend any proposed changes to the charter.

The Committee annually reviews and approves compensation for our chief executive officer (“CEO”) and our other executive officers. This includes base salaries, cash incentive awards, equity awards (including grants of stock options, restricted stock and restricted stock units), severance arrangements (including change in control provisions), and other typical benefit arrangements.

Role of Executives in Compensation Decisions

The Committee sets compensation for the CEO and the other executive officers. In determining the CEO’s compensation, the Committee solicits input from the full Board and reviews compensation analysis developed by a third party compensation consultant,

Radford Surveys + Consulting, before making final decisions. The CEO is not present when the Committee reviews his performance and determines his compensation.

Our CEO, the Vice President of Human Resources and others from our finance and legal departments (hereafter referred to as “Management”) assist and support the Committee. They develop compensation proposals for Committee consideration, analyze competitive compensation information, and provide analyses of the status of compensation programs such as levels of stock ownership and the holding value or the hypothetical gain from the unvested option shares if exercised at various prices. However, Management does not have decision-making authority in regards to executive officer compensation.

The CEO and President/COO annually (fiscal year end) review the performance of the executive officers other than the CEO. The CEO recommends base salary adjustments, cash incentive awards, equity awards (including grants of stock options, restricted stock and restricted stock units), and promotions. The Committee reviews these recommendations when making decisions on compensation for the executive officers.

Use of Outside Consultants

While we may use consultants to assist in the evaluation of executive officer compensation, the Committee has the sole authority to retain and terminate its own compensation consultant as it sees fit. The Committee also has authority to obtain advice and assistance from internal or external legal, accounting or other advisers. During the 2008 fiscal year, we engaged Radford Surveys + Consulting to provide a compensation analysis for all executive officers, to determine how the compensation of our officers compared with the compensation paid to officers of our peer group. The Company did not engage Radford Surveys + Consulting or any other compensation consultant during fiscal year 2010 and Radford Surveys + Consulting has performed no other services for us other than the provision of the executive compensation analysis during the 2008 fiscal year. The Committee reviewed and considered the information provided by Radford Surveys + Consulting when making decisions on fiscal 2009 base salaries, cash incentive awards and equity awards for executive officers and their conclusions with respect to fiscal 2009 base salaries, cash incentive awards and equity awards formed the basis for their evaluation of compensation during fiscal year 2010.

Benchmarking of Compensation

Based on the Radford Surveys + Consulting compensation analysis prepared in the 2008 fiscal year, the Committee determined the peer group, based on product or industry, revenue level, geographic location, number of employees, and competitors for executive talent in our labor markets (collectively, the “peer group”). The peer group applicable during fiscal year 2010 was the same as approved in fiscal year 2008 and is as follows, with each having the following respective net sales or revenues for their then most recent 12 months (each in millions):

ABAXIS, Inc. ($124.6)

Alphatec Holdings, Inc. ($132.2)

AngioDynamics, Inc. ($195.1)

ATS Medical, Inc. ($75.7)

Conceptus, Inc. ($131.4)

Cyberonics, Inc. ($143.6)

Ev3, Inc. ($449.1)

Exactech, Inc. ($177.3)

ICU Medical, Inc. ($231.5)

Kensey Nash Corp ($82.1)

LeMaitre Vascular, Inc. ($50.9)

NuVasive, Inc. ($370.3)

Quidel Corp ($164.3)

SonoSite, Inc. ($227.4)

Volcano Corp ($227.9)

The peer group is reviewed and updated each year to the extent the Committee determines that the previous year’s peer group is no longer appropriate to ensure that the comparisons are meaningful.

Pay Mix

The total cash compensation and the ratio of fixed base salary and target cash incentive award components are established for executives based on competitive market practices of our peer group determined from the benchmark surveys prepared by Radford Surveys + Consulting. This mix between fixed base salary and cash incentives is comparable to that for similar positions reviewed in the peer group. The specific percentages for each Named Executive Officer (as defined below under the Summary Compensation Table) are described below.

	Total Compensation Mix (base salary, short-term cash incentives, long-term equity incentives and executive benefits and perquisites)
	% of Total Compensation that is:		% of Performance Based Total Compensation that is:		% of Total Compensation that is:
Name	Performance Based (1)	Fixed (2)	Annual (3)	Long- Term (4)	Cash Based (5)	Equity Based (6)
John T. Kilcoyne	37%	63%	26%	74%	72%	28%
Robert A. Stern	35%	65%	30%	70%	76%	24%
Gordon T. Sangster	40%	60%	25%	75%	70%	30%
Edward F. Ruppel, Jr.	55%	45%	13%	87%	52%	48%
Robert C. Colloton	50%	50%	65%	35%	82%	18%

(1)	Short-term cash incentives plus long-term equity incentives divided by total compensation

(2)	Base salary plus executive benefits and perquisites divided by total compensation

(3)	Short-term cash incentives divided by short-term cash incentives plus long-term equity incentives

(4)	Long-term equity incentives divided by short-term cash incentives plus long-term equity incentives

(5)	Base salary plus short-term cash incentives and executive benefits and perquisites divided by total compensation

(6)	Long-term equity incentives divided by total compensation

Target Pay Positioning

For the 2010 fiscal year, we did not target a specific percentile of our peer group for purposes of positioning our base salary, target cash incentives and stock grants for our Named Executive Officers. Rather, the Committee relied on its analysis of the peer group data provided for the 2009 fiscal year to reach determinations with respect to compensation amounts in the 2010 fiscal year as well as its subjective evaluation of market conditions and executives' personal contributions relative to the Company's overall performance to conclude that the various elements of Named Executive Officer compensation remained competitive and reasonable relative to the peer group.

Elements of Compensation

Our executive compensation program has three major components: fixed base salary, short-term cash incentives, and long-term equity incentives. We also provide to our executives the same comprehensive retirement and health benefits program that is provided to our other full-time employees. These programs are designed to attract, retain, and motivate highly effective executives to achieve our business goals and improve stockholder value, as described below.

Compensation Component	Purpose
Base Salary	Designed to attract and retain qualified executives with market-competitive pay for comparable positions with comparable experience and competence of executive.

Compensation Component	Purpose
Micrus Bonus Program	Designed to attract and retain qualified executives and pay for annual performance based on achievement of revenue, EPS and cash flow goals.

Long-Term Incentives	Designed to attract and retain qualified executives and pay for long-term performance with stock options that align with stockholder value.

Executive Benefits	Competitiveness with industry practices.

Total Compensation	Designed to attract and retain qualified executives, incentivize performance and maximize long-term stockholder value.

The Committee's determination with respect to each of these individual elements of compensation for any executive officer does not affect the Committee's determination with respect to any other element of compensation.

Base Salary

For the 2010 fiscal year, base salary levels were established primarily on the basis of an individual officer’s qualifications, performance and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at similar companies and the incentives necessary to attract and retain qualified management. Base salary may be adjusted each year to take into account the individual’s performance and to maintain a competitive salary structure. Specifically, the base salary increases between fiscal 2009 to fiscal 2010, as set forth in the table below, were based on the Committee’s assessment of the foregoing criteria with respect to each officer and the Committee’s review of the surveys of our peer group prepared by Radford Surveys + Consulting. Additionally, the Committee takes into account general economic and business conditions. Each Named Executive Officer’s salary is based primarily on his or her individual performance and not on the overall performance of the Company.

The percentage increase for each officer was based on the Committee’s evaluation of the performance of the officer during the previous fiscal year. Base salaries for the Named Executive Officers for fiscal 2010 and 2009, and the percentage increases between periods, are as follows:

Name	2010	2009	Percentage Increase Between Periods
John T. Kilcoyne	$440,902	$428,060	3%
Robert A. Stern	386,105	374,860	3%
Gordon T. Sangster	294,000	262,500	12%
Edward F. Ruppel, Jr.	305,910	270,000	13%
Robert C. Colloton	293,550	285,000	3%

         The percentage increase for Mr. Sangster reflected the Committee's decision to adjust his salary to market pay for his position.  The percentage increase for Mr. Ruppel reflected his promotion to Senior Vice President and Corporate Compliance Officer and the additional duties and responsibilities associated therewith.

Cash-Based Incentive Compensation

When setting the performance goals for our cash bonus programs, we establish goals that are “SMART” performance goals (specific, measurable, achievable, realistic and timely). We expect that our executives, through their hard-work and determination, will achieve these goals which are critical to our growth and long-term success.

Cash bonuses are awarded on a discretionary basis to executive officers and are typically tied to their success in achieving designated individual goals and our success in achieving specific corporate and department goals. Each participant’s target bonus is based upon a percentage of their base salary, which percentage is determined by the Committee with respect to our CEO and by our CEO with respect to executive officers other than him and as approved by the Committee.

For the 2010 fiscal year, we implemented a Bonus Program for certain executive and senior employees, including our Named Executive Officers.  Under the Bonus Program, each Named Executive Officer was eligible to receive a bonus payment equal to up to 16.5% of his or her base salary for the 2010 fiscal year.  The payment was conditioned upon both the achievement of three specific corporate objectives and approval of the payment by the Committee.  The objectives were achievement of a specific revenue target of $83 million for the 2010 fiscal year; positive earnings per share for the 2010 fiscal year; and positive cash flow for the 2010 fiscal year. All objectives were required to be met in order for a bonus payment to be made and payment was subject to the discretion of the Committee even if the bonus criteria were met. The Bonus Program replaced and superseded the Company’s prior bonus program under which our executives were eligible for bonus payments during prior fiscal years. The modified Bonus Program reflected a decision by the Committee to lower the total bonus amount for which executives are eligible in order to reduce costs and conserve cash.  The Committee determined that elimination of departmental and personal goals would ensure the application of a uniform, objective standard to all executives and more completely align their bonus targets with our primary corporate goals.

The Company's revenues for the 2010 fiscal year were $91.1 million, earnings for the 2010 fiscal year were $0.69 per diluted share and cash and cash equivalents totaled $17.1 million at the beginning of the 2010 fiscal year and $30.1 million at the end of the 2010 fiscal year.  Accordingly, the Committee determined that all of these goals were attained for the 2010 fiscal year, such that each of the Named Executive Officers received bonus payments for the 2010 fiscal year of 16.5% of their respective base salaries.

Cash bonuses earned by our Named Executive Officers for fiscal 2010 were as follows:

Name	$ Amount	% Target
John T. Kilcoyne	$72,749	16.5%
Robert A. Stern	63,707	16.5%
Gordon T. Sangster	48,510	16.5%
Edward F. Ruppel, Jr.	46,855	16.5%
Robert C. Colloton	48,436	16.5%

In addition to the bonus that Mr. Colloton was eligible to earn pursuant to the above for the 2010 fiscal year, Mr. Colloton was eligible to receive incentive commission payments of up to 0.2% of U.S. GAAP recognized revenue from our North America, Latin America and European sales, subject to the Company meeting minimum worldwide sales revenue milestones of approximately $15.1 million, $14.6 million, $16.8 million and $17.8 million for the first through fourth fiscal quarters, respectively, and a minimum gross margin percentage of 72% for each quarter. Such payments were paid on a quarterly basis and were subject to adjustment ranging from 90% - 110% based on gross margins in excess of the minimum percentage.  For fiscal 2010, Mr. Colloton received incentive commission payments totaling $145,333, consisting of payments of $28,394, $39,952, $31,537 and $45,451 for the first through fourth fiscal quarters of 2010 as a result of adjusted worldwide sales revenues of approximately $17.2 million, $18.2 million, $19.1 million and $21.6 million and adjusted gross margin percentages of approximately 77.2%, 79.0%, 77.7% and 75.5% for such periods.

In addition to the bonus that Mr. Ruppel was eligible to earn pursuant to the Bonus Program, in connection with Mr. Ruppel’s promotion to Senior Vice President and Corporate Compliance Officer, he is eligible to receive a performance bonus of up to 10% of his base salary to the extent certain performance milestones are achieved on or before October 1, 2010.  Mr. Ruppel must remain employed by the Company through the date the performance milestones are achieved in order to receive this performance bonus.

For the 2011 fiscal year, the Committee retained the general Bonus Program structure described above but amended the Bonus Program to provide for an increased bonus opportunity for achievement of up to 125% of Company revenue and profit goals.  In addition, the Committee amended the bonus program to provide for a pro-rated payout for performance equal to or above 90% of the plan for both of those performance metrics. For the 2011 fiscal year the Committee determined that Mr. Colloton will also be eligible to receive incentive commission payments of up to 0.2% of the Company's worldwide sales revenue for the fiscal year, subject to the Company meeting certain worldwide sales revenue and gross margin milestones.  Such payments shall be payable on a quarterly basis if the worldwide sales revenue and gross margin milestones are satisfied for such quarter, provided that Mr. Colloton remains employed by the Company, and are subject to adjustment ranging from 93% - 110% based on gross margins in excess of the minimum percentage.  If Mr. Colloton ceases to be an employee of the Company, the incentive commission payment shall be payable on a pro-rated basis to reflect sales made while Mr. Colloton was employed by the Company.  The Committee is entitled to amend or terminate Mr. Colloton’s incentive commission plan upon notice to Mr. Colloton, effective as of the end of any month.

Long-Term Incentive Compensation

We utilize our 2005 Equity Incentive Plan (the “Plan”) to retain our executives and other key employees and to provide them additional incentives to maximize long-term stockholder values. The Board of Directors has delegated to the Committee exclusive authority to implement equity awards to the executive officers. Awards granted under the Plan generally take the form of stock options designed to give the recipient a significant equity stake that generates value only upon appreciation in the value of our stock and thereby closely align his or her interests with those of our stockholders. Factors considered in determining the size of such awards include the individual’s position, his or her performance and responsibilities, and internal comparability, and the Committee considered such factors when implementing the option grants that are reported in the “Grant of Plan-Based Awards” table below. The Committee also has the discretion to grant restricted stock or restricted stock units under the Plan. Our Named Executive Officers are eligible to participate in our company-wide service award program, pursuant to which we award to each full-time employee 25 shares of our common stock for each 5-year period of continuous service.  For the 2010 fiscal year, Mr. Kilcoyne and Mr. Colloton were each awarded 25 shares of our common stock.

Each option grant allows the executive officer to acquire shares of common stock at a fixed price per share (the closing price of our common stock on the date of grant) over a specified period of time (up to 10 years or less in the event the executive terminates service with us). The options typically vest over a four-year period at the rate of 25% on the one year anniversary of the vesting commencement date, and 1/48th of the total number of shares subject to the option vest each month thereafter, contingent upon the executive officer’s continued service with us. Accordingly, the option will provide a return to the executive officer only if he or she remains in our service, and then only if the market price of our common stock appreciates over the option term.

In May 2009, the Committee approved option grants to the Named Executive Officers on a single occasion, in connection with the review of the Executives’ overall compensation for the fiscal year.  The Committee granted options covering 50,000 shares to Mr. Kilcoyne, 35,000 shares to each of Mr. Stern and Mr. Sangster and 25,000 shares to each of Mr. Ruppel and Mr. Colloton.

In determining the amount of option shares to be granted, the Committee considered the following factors:

•	The Chief Executive Officer’s performance evaluation and the Board feedback;

•	The Chief Executive Officer’s recommendation (for all Named Executive Officers except himself);

•	The relative level of equity incentives among the Named Executive Officers;

•	Demand in the labor market;

•	Retention objectives and retention power of unvested equity;

•	Long-term succession and organization development plans; and

•	Peer group analysis from Radford Surveys + Consulting.

In January 2010, the Committee granted options covering an additional 25,000 shares to Mr. Ruppel in connection with the expansion of his responsibility to include the position of Vice President of Research and Development.

The Committee determined that these options were within an appropriate range for “refresher” grants based on the Radford Surveys + Consulting analysis of peer group executives.

Stock Ownership Guidelines

We currently do not require our directors or executive officers to own a particular amount of our common stock.   The Committee believes that the stock and option holdings of our directors and executive officers are sufficient at this time to provide them incentive to perform for us and to align this group’s interests with those of our stockholders.

Defined Contribution Plans

We have a 401(k) plan, which allows our executive officers and other employees to defer up to 75% of their pretax salary up to the maximum allowed under Internal Revenue Service regulations. The 401(k) plan permits us to make discretionary matching contributions; however, we have not to date made any such discretionary matching contributions.

Change of Control and Severance Arrangements

Our employment agreement with Mr. Kilcoyne provides that in the event Mr. Kilcoyne’s employment is terminated other than for cause, death or disability at any time, whether or not there is a change of control, he will be entitled to severance payments equal to six months of his then-current base salary.

Our employment agreement with Mr. Stern provides that, if there is a change of control and, within the twelve month period following the change of control, Mr. Stern’s employment is terminated other than for cause, death or disability or Mr. Stern resigns for good reason, Mr. Stern will receive severance payments equal to twelve months of his then-current base salary.  Furthermore, if we terminate Mr. Stern’s employment other than for cause, death or disability at any time, whether or not there is a change of control, Mr. Stern will receive severance payments equal to twelve months of his then-current base salary, subject to certain limitations.

Our employment agreement with Mr. Colloton provides that, if we terminate Mr. Colloton’s employment other than for cause, death or disability at any time, whether or not there is a change of control, Mr. Colloton will receive severance payments equal to six months of his then-current base salary.

In addition to the foregoing specific contractual arrangements, in fiscal 2008, we approved for all executives of the Company (including the Named Executive Officers) vesting acceleration pursuant to which their options will become fully vested in the event of an involuntary termination of their employment or their resignation for good reason within three months prior to or up to  twelve months after a change of control. We believe this vesting acceleration, which requires both a change in control and an involuntary termination within a reasonable period before or after a change in control, is important to protect our officers from any involuntary termination associated with a change in control.

On December 12, 2008, we amended the offer letters with John Kilcoyne, Bob Stern and Bob Colloton for the purpose of complying with Internal Revenue Code Section 409A with respect to the cash severance payments.  These amendments did not change the cash severance amounts.

On July 10, 2010, we entered into the Severance Agreements with each of our Named Executive Officers other than Mr. Stern and on July 11, 2010, we entered into the Retention Agreements with each of our Named Executive Officers, each as described below under the heading “Compensation Discussion and Analysis – Actions Since the End of Fiscal 2010.”

Other Elements of Compensation and Perquisites

Medical Insurance. We provide each Named Executive Officer with such health, dental and optical insurance as we may from time to time make available to our other full-time employees based in the same jurisdiction.

Life and Disability Insurance. We provide each Named Executive Officer with such disability and/or life insurance on the same terms as to other full-time employees.

Perquisites.  We pay various commuting costs for Mr. Kilcoyne, as further detailed in the “Summary Compensation” Table below, to help him travel between his home residence and our principal executive offices.  We originally agreed to pay these commuting costs for the first twelve months of his employment with us and have deemed it to be in our best interest to continue this policy.

Financial Restatements, Tax and Accounting Policies

Financial Restatement.  Our Committee has not adopted a policy on whether or not we will make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement.  Our Committee believes that this issue is best addressed if and when a need actually arises, when all of the facts regarding the restatement are known.

Tax and Accounting Treatment of Compensation.  Section 162(m) of the Internal Revenue Code places a limit of $1 million per person on the amount of compensation that we may deduct in any one year with respect to each of our Named Executive Officers other than the chief financial officer.  There is an exemption from the $1 million limitation for performance-based compensation that meets certain requirements.  Grants of options under the Plan are intended to qualify for the exemption.  Restricted stock awards under the Plan, as well as performance cash awards, may qualify for the exemption if certain additional requirements are satisfied.  To maintain flexibility in compensating officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy requiring all compensation to be deductible.  Although tax deductions for some amounts that we pay to our Named Executive Officers as compensation may be limited by section 162(m), that limitation does not result in the current payment of increased federal income taxes by us due to our significant net operating loss carry-forwards. The Committee may approve compensation or changes to plans, programs or awards that may cause the compensation or awards to exceed the limitation under section 162(m) if it determines that such action is appropriate and in our best interests.

We account for equity compensation paid to our employees in accordance with FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award.  Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.  We have not tailored our executive compensation program to achieve particular accounting results.

Risk Considerations

The Committee considers, in reviewing the Company’s compensation program, whether the program encourages taking unnecessary or excessive risks.  During 2010, management, with the input of the Company’s human resources, legal and risk oversight personnel, reviewed the Company’s compensation practices and policies to identify whether they believed these practices and policies created excessive or unnecessary risks. Their findings were presented to the Committee and the Board of Directors for consideration. After consideration of the information presented, the Committee concluded that the Company’s compensation program does not encourage unnecessary or excessive risk taking.

In reaching this conclusion, the Committee considered both the cash and equity components of compensation, as well as the Company’s bonus and sales incentive compensation arrangements at all levels of the Company. With respect to cash compensation, the Committee noted that base salaries are fixed in amount and thus do not encourage risk taking. Separately, while performance-based cash bonus awards under the Company’s bonus plan focus on achievement of annual goals, and annual goals may encourage a focus on shorter-term performance, the bonus plans do not represent a majority of any individual’s total compensation opportunities. In addition, as described above, the Company’s bonus plans are tied to attainment of corporate performance metrics that create incentives for employees to achieve certain annual strategic and operational goals designed to translate into longer-term financial performance. The Committee believes that the bonus plan appropriately balances risk and the desire to focus employees on specific annual goals important to the Company’s near-term and longer-term future financial success, and that the bonus plan does not encourage unnecessary or excessive risk taking.  The Committee considered the Company’s sales incentive compensation arrangements and determined that they provide a suitable incentive to encourage short and long-term Company performance by tying compensation to revenue, and that the Company has significant controls in place to ensure that sales incentive compensation payments are properly accounted for and remain linked to actual recognized revenue.

A significant portion of the compensation provided to executive officers and other employees of the Company is in the form of long-term equity incentive awards that are important to help further align the interests of the recipient with those of the Company’s stockholders. The Committee believes that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to the Company’s stock price. Furthermore, these equity awards are staggered and subject to long-term vesting schedules to help ensure that recipients have significant value tied to long-term Company stock price performance.

Actions Since the End of Fiscal 2010

On July 11, 2010, the Company, Johnson & Johnson, a New Jersey corporation (“Parent”), and Cope Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an agreement and plan of merger, pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Parent, subject to the terms and conditions of such agreement.

In connection with the execution of the merger agreement, our Board of Directors approved and the Company entered into letter agreements, dated as of July 10, 2010, with Messrs. Ruppel and Sangster, amending and supplementing each such executive officer’s offer letter with the Company to provide for severance payments to such executive officers under the circumstances described below (the “New Severance Agreements”).

The New Severance Agreements entitle the applicable executive officer to severance payments equal to such executive officer’s base salary as in effect on the termination date for six months following (i) termination of employment by the Company other than for cause, death or permanent disability or by such executive officer for good reason within twelve months after a change in control of the Company or (ii) termination of employment by the Company other than for cause, death or permanent disability that does not occur within twelve months after a change in control of the Company.

The Company also entered into letter agreements, dated as of July 10, 2010, with Messrs. Kilcoyne and Colloton, amending their existing offer letters with the Company and superseding the prior amendments thereto, which had provided for payment of six months’ worth of severance under specified conditions (the “Amended Severance Agreements” and together with the New Severance Agreements, the “Severance Agreements”).  The Amended Severance Agreements provide Mr. Colloton and Mr. Kilcoyne with severance rights consistent with those granted under the New Severance Agreements.

In connection with the execution of the merger agreement and as a condition to the willingness of Parent and Merger Sub to enter into the merger agreement, our Board of Directors approved, and concurrently with the execution of the merger agreement the Company entered into, agreements with Messrs. Kilcoyne, Stern, Sangster, Ruppel, Jr. and Colloton (the “Retention Agreements”).  Under the Retention Agreements, in exchange for agreeing to limit the circumstances under which he may terminate employment for good reason on and after the closing of the merger and receive severance, each such executive officer is entitled to retention payments (the “Retention Bonus”) equal to such employee’s base salary for six months, payable over a six-month period (or, in the case of Mr. Stern, twelve months, payable over a twelve-month period), provided that he remains an active, full-time employee of the Company or its affiliates for the twelve-month period following the closing of the merger.  Under the Retention Agreements, each such executive officer is only entitled to severance payments in the event that his employment is terminated by the Company other than for cause, death or permanent disability or by such executive officer for good reason (as limited by the Retention Agreements) within twelve months after the closing of the merger.  The Retention Agreements also provide that if an executive officer becomes entitled to payment of the Retention Bonus, such executive officer will not be entitled to any severance payments or benefits under any employment or other agreement and that no stock option, restricted stock unit or other equity-based or equity-related award granted to him on or after the closing will be subject to accelerated vesting in connection with a termination of employment.  The Retention Bonuses are conditioned upon the applicable executive officer executing a general waiver and release of claims provided by the Company.  The Retention Agreements provide that they will be null and void if the merger agreement is terminated prior to closing.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows all of the compensation earned by (a) our principal executive officer, (b) our principal financial officer, and (c) our three most highly compensated executive officers, in each case for the fiscal year ended March 31, 2010, 2009 and 2008  (collectively the “Named Executive Officers”) as described above under the headings “Compensation Discussion and Analysis – Elements of Compensation,” “– Change of Control and Severance Arrangements” and below under the heading “Executive Compensation – Potential Payments upon Termination or Change of Control.”

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
John T. Kilcoyne	2010	$440,902	$329	$208,415	$72,749	$34,348	$756,743
Chairman of the Board and	2009	428,060	-	159,376	25,684	32,275	645,395
Chief Executive Officer	2008	360,051	-	281,610	79,396	33,792	754,849

Robert A. Stern	2010	386,105	-	145,891	63,707	1,518	597,221
President and	2009	374,860	247	113,840	36,549	792	526,288
Chief Operating Officer	2008	323,748	-	201,150	86,669	792	612,359

Gordon T. Sangster	2010	294,000	-	145,891	48,510	2,714	491,115
Chief Financial Officer (4)	2009	262,500	-	91,072	17,916	682	372,170
	2008	96,154	-	402,300	19,085	220	517,759

Edward F. Ruppel, Jr.	2010	283,600	-	301,866	46,855	614	632,935
Senior Vice President and	2009	270,000	289	142,932	18,900	686	432,807
Corporate Compliance Officer (5)	2008	229,350	-	174,462	40,492	117,511	561,815

Robert C. Colloton	2010	293,550	521	104,208	193,769	4,680	596,728
Vice President of Global	2009	285,000	-	91,072	28,528	3,491	408,091
Sales and Marketing	2008	265,731	-	253,993	59,843	4,349	583,916

(1)
The amounts in these columns reflect the aggregate grant date fair value for stock awards and option awards granted to each named executive officer in fiscal 2010, 2009 and 2008 computed in accordance with FASB ASC Topic 718. The grant date fair value of each option award is calculated on the date of grant using the Black-Scholes pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 12 in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for period ended March  31, 2010.

(2)
The amounts in this column reflect cash bonuses earned during fiscal 2010, 2009 and 2008 and for Mr. Colloton, certain incentive commission payments.  In fiscal 2010, Mr. Colloton received incentive commission payments of $145,333 and he also received incentive commission payments in fiscal 2009 and 2008.

(3)
Represents the amount paid by Micrus for the Named Executive Officers’ life insurance premiums. For Mr. Kilcoyne, in fiscal 2010, the amount also includes $4,733 in airfare reimbursement and $22,370 in housing allowance. In fiscal 2009 and 2008, the amount for Mr. Kilcoyne includes airfare reimbursement, housing allowance and the costs of his spouse’s participation in our annual President Club event. For Mr. Colloton, in fiscal 2010, 2009 and 2008, the amount also includes the cost of his spouse’s participation in our annual President Club event. For Mr. Ruppel, in fiscal 2008, the amount includes tuition reimbursement for his continuing education of $116,900.

(4)	Mr. Sangster joined the Company in November 2007; therefore his salary for fiscal 2008 did not represent a full year of salary.

(5)
Mr. Ruppel was promoted to Senior Vice President and Corporate Compliance Officer in January 2010 and received a salary increase in connection with such promotion. The salary increase was not retroactive and was in effect for only part of fiscal 2010.

Grant of Plan-Based Awards in Last Fiscal Year

The following table provides information concerning grants of plan-based awards to each of our Named Executive Officers during the fiscal year ended March 31, 2010. Plan-based awards were granted to our Named Executive Officers during fiscal 2010 under our 2005 Equity Incentive Plan. The material terms of these awards and the material plan provisions relevant to these awards are described in the footnotes to the table below and above under the heading “Compensation Discussion and Analysis – Elements of Compensation,” “– Change of Control and Severance Arrangements” and below under the heading “Executive Compensation – Potential Payments upon Termination or Change of Control.”

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)		All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh) (1)	Grant Date Fair Value of Stock and Option Awards (2)
John T. Kilcoyne	-	-	$72,749	(3)	$72,749	(4)	-	-	-	-
	5/26/2009	-	-		-		-	50,000	$9.19	$208,415
	11/30/2009	-	-		-		25	-	-	329
Robert A. Stern	-	-	63,707	(3)	63,707	(4)	-	-	-	-
	5/26/2009	-	-		-		-	35,000	9.19	145,891
Gordon T. Sangster	-	-	48,510	(3)	48,510	(4)	-	-	-	-
	5/26/2009	-	-		-		-	35,000	9.19	145,891
Edward F. Ruppel, Jr.	-	-	46,855	(3)	46,855	(4)	-	-	-	-
	-	-	30,591	(5)	30,591	(5)	-	-	-	-
	5/26/2009	-	-		-		-	25,000	9.19	104,208
	1/14/2010	-	-		-		-	25,000	16.77	197,658
Robert C. Colloton	-	-	48,436	(3)	48,436	(4)	-	-	-	-
	-	-	89,277	(6)	-		-	-	-	-
	5/26/2009	-	-		-		-	25,000	9.19	104,208
	3/1/2010	-	-		-		25	-	-	521

(1)
Under the terms of the 2005 Equity Incentive Plan, stock options must be granted with a per share exercise price equal to the fair market value of a share of our common stock on the date of grant. For purposes of the 2005 Equity Incentive Plan, the fair market value of our common stock is the closing sale price of our common stock, as reported by the NASDAQ.

(2)
The amounts in this column reflect the aggregate grant date fair value for stock awards and option awards granted to each Named Executive Officer during the fiscal year ended March 31, 2010 computed in accordance with FASB ASC Topic 718. The grant date fair value of each option award is calculated on the date of grant using the Black-Scholes pricing model. The option awarded to Messrs. Kilcoyne, Stern, Sangster, Ruppel and Colloton on May 26, 2009, had a grant date present value of $4.17 per option share. The option awarded to Mr. Ruppel on January 14, 2010, had a grant date present value of $7.91 per option share. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 12 in the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for period ended March 31, 2010, which was filed with the SEC on June 8, 2010.

(3)	These amounts represent the target payout of 16.5% of base salary under the Micrus Bonus Program. There is no threshold amount of payout under the Micrus Bonus Plan.

(4)	These amounts represent the maximum payout of 16.5% of base salary under the Micrus Bonus Program.

(5)	Represents the maximum estimated payout for Mr. Ruppel’s performance bonus. There is no threshold for payout under Mr. Ruppel’s performance bonus arrangement.

(6)
Represents the target estimated payout for Mr. Colloton’s incentive commission payments, with no adjustment for gross margin.  There is no threshold for payout nor is there a maximum payout under Mr. Colloton’s incentive commission payment arrangement.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the fiscal year ended March 31, 2010 on an award-by-award basis.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
John T. Kilcoyne	11/29/2004	(1)	311,110	-	$5.63	11/29/2014	-	-
	2/23/2005	(2)	35,110	-	5.63	2/23/2015	-	-
	11/12/2007	(3)	21,873	13,127	17.51	11/12/2017	-	-
	5/14/2008	(4)	16,041	18,959	11.42	5/14/2018	-	-
	5/26/2009	(5)	-	50,000	9.19	5/26/2019	-	-

Robert A. Stern	2/26/2004	(6)	73,499	-	1.15	2/26/2014	-	-
	6/24/2004	(7)	8,888	-	13.05	6/24/2014	-	-
	11/15/2004	(8)	22,221	-	5.63	11/15/2014	-	-
	2/23/2005	(2)	33,332	-	5.63	2/23/2015	-	-
	2/14/2006	(9)	72,685	-	10.05	2/14/2016	-	-
	2/27/2007	(10)	30,833	9,167	21.00	2/27/2017	-	-
	11/12/2007	(3)	15,624	9,376	17.51	11/12/2017	-	-
	5/14/2008	(4)	11,457	13,543	11.42	5/14/2018	-	-
	5/26/2009	(5)	-	35,000	9.19	5/26/2019	-	-

Gordon T. Sangster	11/12/2007	(11)	29,165	20,835	17.51	11/12/2017	-	-
	5/14/2008	(4)	9,166	10,834	11.42	5/14/2018	-	-
	5/26/2009	(5)	-	35,000	9.19	5/26/2019	-	-

Edward R. Ruppel, Jr.	6/24/2004	(7)	22,222	-	13.05	6/24/2014	-	-
	11/15/2004	(8)	11,110	-	5.63	11/15/2014	-	-
	2/23/2005	(12)	17,777	-	5.63	2/23/2015	-	-
	6/30/2006	(13)	23,437	1,563	12.06	6/30/2016	-	-
	7/16/2007	(14)	9,999	5,001	24.36	7/16/2017	-	-
	5/14/2008	(4)	9,165	10,835	11.42	5/14/2018	-	-
	2/5/2009	(15)	3,385	9,115	9.61	2/5/2019	-	-
	5/26/2009	(5)	-	25,000	9.19	5/26/2019	-	-
	1/14/2010	(16)	-	25,000	16.77	1/14/2010	-	-

Robert C. Colloton	2/23/2005	(17)	111,110	-	5.63	2/23/2015	-	-
	1/6/2006	(18)	50,000	-	9.25	1/6/2016	-	-
	5/29/2007	(19)	17,707	7,293	21.04	5/29/2017	-	-
	5/14/2008	(4)	9,165	10,835	11.42	5/14/2018	-	-
	5/26/2009	(5)	-	25,000	9.19	5/26/2019	-	-

(1)
This option vests over a four-year period, with 25% of the underlying shares vesting on November 29, 2005 and 1/36th of the remaining 75% of the underlying shares vesting on the 29th day of each month of the next 36 months thereafter.

(2)
This option vests over a four-year period, with 25% of the underlying shares vesting on February 18, 2006 and 1/36th of the remaining 75% of the underlying shares vesting on the 18th day of each month of the next 36 months thereafter.

(3)
This option vests over a four-year period, with 25% of the underlying shares vesting on September 28, 2008 and 1/36th of the remaining 75% of the underlying shares vesting on the 28th day of each month of the next 36 months thereafter.

(4)
This option vests over a four-year period, with 25% of the underlying shares vesting on May 14, 2009 and 1/36th of the remaining 75% of the underlying shares vesting on the 14th day of each month of the next 36 months thereafter.

(5)
This option vests over a four-year period, with 25% of the underlying shares vesting on May 26, 2010 and 1/36th of the remaining 75% of the underlying shares vesting on the 26th day of each month of the next 36 months thereafter.

(6)
This option vests over a four-year period, with 25% of the underlying shares vesting on January 12, 2005 and 1/36th of the remaining 75% of the underlying shares vesting on the 12th day of each month of the next 36 months thereafter.

(7)	This option vests monthly over a four-year period, 1/48th of the total number of shares vesting on the 24th day of each month over the 48 months beginning with July 24, 2004.

(8)	This option vests monthly over a one-year period, 1/12th of the total number of shares vesting on the 15th day of each month over the 12 months beginning with December 15, 2004.
(9)
This option vests over a four-year period, with 25% of the underlying shares vesting on February 14, 2007 and 1/36th of the remaining 75% of the underlying shares vesting on the 14th day of each month of the next 36 months thereafter.

(10)
This option vests over a four-year period, with 25% of the underlying shares vesting on February 27, 2008 and 1/36th of the remaining 75% of the underlying shares vesting on the 27th day of each month of the next 36 months thereafter.

(11)
This option vests over a four-year period, with 25% of the underlying shares vesting on November 12, 2008 and 1/36th of the remaining 75% of the underlying shares vesting on the 12th day of each month of the next 36 months thereafter.

(12)
This option vests over a four-year period, with 25% of the underlying shares vesting on February 23, 2006 and 1/36th of the remaining 75% of the underlying shares vesting on the 23rd day of each month of the next 36 months thereafter.

(13)
This option vests over a four-year period, with 25% of the underlying shares vesting on June 30, 2007 and 1/36th of the remaining 75% of the underlying shares vesting on the 31st day of each month of the next 36 months thereafter.

(14)
This option vests over a four-year period, with 25% of the underlying shares vesting on July 16, 2008 and 1/36th of the remaining 75% of the underlying shares vesting on the 16th day of each month of the next 36 months thereafter.

(15)
This option vests over a four-year period, with 25% of the underlying shares vesting on February 5, 2010 and 1/36th of the remaining 75% of the underlying shares vesting on the 5th day of each month of the next 36 months thereafter.

(16)
This option vests over a four-year period, with 25% of the underlying shares vesting on January 14, 2011 and 1/36th of the remaining 75% of the underlying shares vesting on the 14th day of each month of the next 36 months thereafter.

(17)
This option vests over a four-year period, with 25% of the underlying shares vesting on February 28, 2006 and 1/36th of the remaining 75% of the underlying shares vesting on the 28th day of each month of the next 36 months thereafter.

(18)
This option vests over a four-year period, with 25% of the underlying shares vesting on January 6, 2007 and 1/36th of the remaining 75% of the underlying shares vesting on the 6th day of each month of the next 36 months thereafter.

(19)
This option vests over a four-year period, with 25% of the underlying shares vesting on May 29, 2008 and 1/36th of the remaining 75% of the underlying shares vesting on the 29th day of each month of the next 36 months thereafter.

Option Exercises and Stock Vested During Fiscal Year

The following table shows all stock options exercised and value realized upon exercise and all restricted stock units vested and value realized upon vesting by the Named Executive Officers during fiscal 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (3)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($) (2)
John T. Kilcoyne	-	$-	25	$329
Robert A. Stern	-	-	-	-
Gordon T. Sangster	-	-	-	-
Edward F. Ruppel, Jr.	18,666	327,368	-	-
Robert C. Colloton	-	-	25	521

(1)
The aggregated dollar value realized upon exercise is the different between the market price of the underlying shares of our common stock on the date of exercise, based on the closing sale price of our common stock on the date of exercise, and the exercise price of the options.

(2)	The value realized upon vesting of restricted stock awards is calculated by multiplying the number of restricted stock awards vested by the closing price of Micrus common stock on the vest date.

Potential Payments upon Termination or Change of Control

In November 2004, we entered into an employment letter with Mr. Kilcoyne, our Chairman of the Board and Chief Executive Officer who was then our President and Chief Executive Officer, which employment letter was subsequently amended on December 12, 2008. The amended employment letter provides that in the event Mr. Kilcoyne’s employment is terminated other than for cause, death or disability, subject to his execution of a general release of claims, resignation from the Board and return of Company property, he will receive severance payments equal to six months of his then current base salary, payable in accordance with the Company's standard payroll schedule. If Mr. Kilcoyne’s employment terminated other than for cause, death or disability and without regard to a change of control on March 31, 2010, the total cash severance Mr. Kilcoyne received would have been $220,451.

In November 2003, we entered into an employment letter with Mr. Stern, our President and Chief Operating Officer who was then our Executive Vice President, Chief Financial Officer and Secretary, which employment letter was subsequently amended on December 12, 2008. The amended employment letter provides that if there is a change of control and within the twelve-month period following the change of control Mr. Stern’s employment is terminated other than for cause, death or disability or Mr. Stern resigns for good reason, Mr. Stern will receive severance payments equal to twelve months of his then current base salary, payable in accordance with the Company's standard payroll schedule.  Furthermore, if we terminate Mr. Stern’s employment other than for cause, death or disability at any time, whether or not there is a change of control, Mr. Stern will receive severance payments equal to twelve months of his then current base salary, payable in accordance with the Company's standard payroll schedule.  Mr. Stern's severance payments are subject to his execution of a general release of claims and return of Company property.  Mr. Stern’s severance benefits may be subject to reduction if Mr. Stern becomes an employee of another entity or engages in full-time consulting for one or more entities during the one-year period following termination of employment. If Mr. Stern’s employment terminated without cause and without regard to a change of control on March 31, 2010, the total cash severance Mr. Stern received would have been $386,105.

In February 2005, we entered into an employment letter with Mr. Colloton, our Vice President of Global Sales and Marketing, which employment letter was subsequently amended on December 12, 2008. Under the terms of the amended employment letter, if we terminate Mr. Colloton’s employment other than for cause, death or disability, Mr. Colloton will receive severance payments equal to six months of his then current base salary, payable in accordance with the Company's standard payroll schedule. Mr. Colloton's severance payments are subject to his execution of a general release of claims and return of Company property. If Mr. Colloton’s employment terminated without cause and without regard to a change of control on March 31, 2010, the total cash severance Mr. Colloton received would have been $146,775.

On January 29, 2008, we entered into agreements with certain executive officers, including all of the Named Executive Officers (the “Accelerated Employees”) to fully accelerate the vesting of options to purchase our common stock issued under our 2005 Equity Incentive Plan and/or our 1998 Stock Plan held by such Accelerated Employees if, within the period 3 months prior or 12 months following a change of control of the Company or sale of substantially all of our assets, an Accelerated Employee ceases being employed by us because either such Accelerated Employee is involuntary terminated by us (or any subsidiary) without “cause” or such Accelerated Employee voluntarily quits within 60 days of an event which constitutes “good reason.”

On December 12, 2008, we amended the offer letters with John Kilcoyne, Bob Stern and Bob Colloton to enable them to comply with the Internal Revenue Code Section 409A without changing the amounts of the severance.

The table below summarizes the potential payments and benefits we would be obligated to make upon certain terminations of our Named Executive Officers or upon a Change of Control. With respect to a termination, the table assumes that the Executive’s employment terminated on March 31, 2010.

Name	Benefit	Termination Without Cause Unrelated to a Change of Control		Termination Without Cause Related to a Change of Control
John T. Kilcoyne	Severance	$220,451	(1)	$220,451	(1)
	Equity acceleration	-		712,870	(5)

Robert A. Stern	Severance	386,105	(2)	386,105	(3)
	Equity acceleration	-		501,678	(5)

Gordon T. Sangster	Severance	-		-
	Equity acceleration	-		504,518	(5)

Edward F. Ruppel, Jr.	Severance	-		-
	Equity acceleration	-		531,056	(5)

Robert C. Colloton	Severance	146,775	(4)	146,775	(4)
	Equity acceleration	-		353,181	(5)

(1)	Represents six months of base salary payable to Mr. Kilcoyne if he is terminated without cause.

(2)	Represents 12 months of base salary payable to Mr. Stern if he is terminated without cause.

(3)	Represents 12 months of base salary payable to Mr. Stern if he is terminated without cause or he resigns for good reason within the twelve-month period following the change of control.

(4)	Represents six months of base salary payable to Mr. Colloton if he is terminated without cause.

(5)
Represents 100% vesting acceleration of all unvested options to purchase our common stock issued under our 2005 Equity Incentive Plan and/or our 1998 Stock Plan if, within the period 3 months prior or 12 months following a change of control of the Company or sale of substantially all of our assets, the Named Executive Officer ceases being employed by us because either such Named Executive Officer is involuntary terminated by us (or any subsidiary) without “cause” or such Named Executive Officer voluntarily quits within 60 days of an event which constitutes “good reason.” The value of the acceleration of unvested stock options held by a Named Executive Officer is based on the difference between: (i) the closing price per share of  our common stock as of March 31, 2010 ($19.72), and (ii) the exercise price per share of the options.

On July 10, 2010 the Company entered into the Severance Agreements and on July 11, 2010 the Company entered into the Retention Agreements, each as described above under the heading “Compensation Discussion and Analysis — Actions Since the End of Fiscal 2010.”

COMPENSATION OF DIRECTORS

Retainer and Meeting Fees. We pay each non-employee director an annual cash retainer of $15,000, in addition to $2,000 for each quarterly Board meeting attended and $1,000 for each additional Board meeting attended (in each case either, in person or by telephone conference). In addition, each member of our Audit Committee and Compensation Committee receives $1,000 per meeting attended for up to four meetings of those committees and an additional $500 for each additional committee meeting attended (in each case, in person or telephone conference). We pay the chairman of our Audit Committee an additional annual cash retainer of $10,000 and we pay the chairman of our Compensation Committee an additional cash retainer of $5,000. In addition, we reimburse our directors for all reasonable expenses incurred in attending meetings of the Board and its committees. The members of our Compensation Committee participate in the consideration of director compensation.

Equity Compensation. Our 2005 Equity Incentive Plan (“the 2005 Plan”) provides for the automatic grant of options to purchase shares of common stock to our non-employee directors on the date when a non-employee director is first elected or appointed to our Board of Directors (an “initial grant”) and on the date of each annual meeting of stockholders, beginning with the annual meeting held in 2006, provided that the director has served as a director for at least six months (an “annual grant”). Each initial grant covers 25,000 shares of our common stock and vests as to 1/36th of the shares on each monthly anniversary of the date of grant, subject to the director’s continued service on each relevant vesting date. Each annual grant covers 10,000 shares of our common stock and vests as to 1/12th of the shares on each monthly anniversary of the date of grant, subject to the director’s continued service on each relevant vesting date. Generally, upon a change of control or a merger or sale of all or substantially all of our assets, the vesting of options granted to non-employee directors who are then serving on our Board of Directors will accelerate and become immediately exercisable. Each option granted to a non-employee director will have an exercise price equal to the fair market value of our common stock on the date of grant and will have a ten year term.  Footnote 1 to the following table sets forth the number of options that were granted to our non-employee directors in fiscal 2010.

The following table provides certain information concerning the compensation earned by our non-employee directors for the fiscal year ended March 31, 2010.

	Fees Earned or Paid In Cash	Option Awards ($)	All Other Compensation ($)	Total
Name	($)	(1)	(2)	($)
Michael L. Eagle	$34,000	$62,365	$3,123	$99,488
Michael R. Henson (3)	28,500	62,365	1,635	92,500
Fred Holubow	32,500	62,365	3,260	98,125
L. Nelson Hopkins, M.D.	27,000	62,365	3,318	92,683
Francis J. Shammo	42,500	62,365	864	105,729
Jeffrey H. Thiel	32,500	62,365	1,716	96,581
Gregory H. Wolf	32,500	62,365	2,188	97,053

(1)
The amounts in this column reflect the aggregate grant date fair value for option awards granted to each director in fiscal 2010 computed in accordance with FASB ASC Topic 718. The grant date fair value of each option award is calculated on the date of grant using the Black-Scholes pricing model. Messrs. Eagle, Henson, Holubow, Hopkins, Shammo, Thiel and Wolf were each granted an option to purchase 10,000 shares on September 15, 2009, the date of our annual meeting of stockholders for fiscal 2009. The grant date value per share was $6.2365. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to Note 12 in the Notes to the Consolidated Financial Statements contained in Item 8 of our 2010 Annual Report on Form 10-K which was filed with the SEC on June 8, 2010.

(2)	The amounts in this column represent the amount of travel expenses incurred by the non-employee directors and reimbursed by Micrus.

(3)	Mr. Henson resigned from the Board of Directors effective December 31, 2009. At December 31, 2009, Mr. Henson had 52,500 options outstanding.

The aggregate number of option awards held by each non-employee director and outstanding at the end of the fiscal year ended March 31, 2010 is disclosed in the table below.

Name	Option Awards Outstanding (#)
Michael L. Eagle	55,000
Michael R. Henson (1)	-
Fred Holubow	72,109
L. Nelson Hopkins, M.D.	40,526
Francis J. Shammo	71,110
Jeffrey H. Thiel	64,910
Gregory H. Wolf (2)	10,000

(1)	Mr. Henson resigned from the Board of Directors effective December 31, 2009. He did not have any options outstanding as of March 31, 2010, because his options were either exercised or forfeited.

(2)	Certain options previously held by Mr. Wolf were gifted to a GRAT on October 23, 2008. Mr. Wolf is not the trustee of the GRAT.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A and incorporated by reference into our 2010 Annual Report on Form 10-K which was filed with the SEC on June 8, 2010.

This report is submitted by the Compensation Committee of the Board of Directors of Micrus Endovascular Corporation.

Michael L. Eagle

Gregory H. Wolf

Compensation Committee Interlocks and Insider Participation

           Gregory H. Wolf and Michael L. Eagle served as members of the Compensation Committee for all of fiscal 2010.  Michael R. Henson served as Chair of the Compensation Committee until December 31, 2009, when he resigned from the Board.  None of the members of the Compensation Committee have been officers or employees of Micrus or any of our subsidiaries. None of our current executive officers serves as a director of another entity, or a member of the compensation committee of another entity, that has an executive officer which serves on our board or our compensation committee. Each member of our Compensation Committee is an “outside” director as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, and a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Securities Exchange Act of 1934, as amended.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of July 22, 2010 (except as noted) by:

•	each of our directors, nominees for director and Named Executive Officers;

•	all of our directors and executive officers as a group; and

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of common stock issuable under stock options that are exercisable within 60 days of July 22, 2010 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated and subject to applicable community property laws, to our knowledge, each stockholder named in the following table possesses sole voting and investment power over their shares of common stock, except for those jointly owned with that person’s spouse. Percentage of beneficial ownership is based on 16,585,666 shares of common stock outstanding as of July 22, 2010.

Unless otherwise noted below, the address of each person listed on the table is c/o Micrus Endovascular Corporation, Attn: CFO, 821 Fox Lane, San Jose, California 95131.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Ownership
Named Executive Officers:
John T. Kilcoyne (1)	415,301	2.4%
Robert A. Stern (2)	299,295	1.8%
Gordon T. Sangster (3)	62,462	*
Edward F. Ruppel, Jr. (4)	115,907	*
Robert C. Colloton (5)	200,923	1.2%
Non-Employee Directors:
Michael L. Eagle (6)	55,000	*
Fred Holubow (7)	90,276	*
L. Nelson Hopkins, M.D. (8)	40,526	*
Francis J. Shammo (9)	71,110	*
Jeffrey H. Thiel (10)	74,112	*
Gregory H. Wolf (11)	10,000	*
All Directors and Executive Officers as a group (12)	1,732,126	9.5%
Holders of more than 5% of our voting securities
FMR LLC, 82 Devonshire Street, Boston, MA 02109 (13)	2,158,201	13.0%
HBM Bioventures (Cayman) Ltd, Centennial Towers, Suite 305 2454 West Bay Road, Grand Cayman, Cayman Islands (14)	1,614,203	9.7%
GAMCO Investors, Inc., One Corporate Center, Rye New York, 10580-1435 (15)	1,274,556	7.7%
T. Rowe Price Associates, Inc., 100 East Pratt Street, Baltimore, MD 21202 (16)	1,231,132	7.4%

*	Indicates beneficial ownership of less than one percent.

(1)	Includes 407,780 shares of common stock issuable upon exercise of stock options.

(2)	Includes 289,371 shares of common stock issuable upon exercise of stock options. Also includes 111 shares held by Mr. Stern’s daughter.

(3)	Includes 58,018 shares of common stock issuable upon exercise of stock options.

(4)	Includes 112,406 shares of common stock issuable upon exercise of stock options.

(5)	Includes 200,898 shares of common stock issuable upon exercise of stock options.

(6)	Includes 55,000 shares of common stock issuable upon exercise of stock options.

(7)	Includes 72,109 shares of common stock issuable upon exercise of stock options.

(8)
Includes 40,526 shares of common stock issuable upon exercise of stock options. Also includes 1,500 shares held by Delphi Venture Partners, LLC (Delphi). Mr. Hopkins is a co-manager of Delphi and disclaims beneficial ownership of the shares held by Delphi except to the extent of his pecuniary interest therein.

(9)	Includes 71,110 shares of common stock issuable upon exercise of stock options.

(10)
Includes 64,910 shares of common stock issuable upon exercise of stock options. Also includes 9,202 shares held by the Thiel Family Trust, of which Mr. Thiel is the trustee. Mr. Thiel exercises voting and investment power over the foregoing shares.

(11)
Includes 10,000 shares of common stock issuable upon exercise of stock options.  45,000 options previously held by Mr. Wolf were gifted to a GRAT on October 23, 2008.  Mr. Wolf is not the trustee of the GRAT

(12)	Includes an aggregate of 1,732,126 shares of common stock issuable upon the exercise of stock options.

(13)
Includes shares beneficially owned by FMR LLC, Edward C. Johnson 3d and Fidelity Management and Research Company. FMR LLC and Edward C. Johnson 3d reported sole voting power with respect to 1,600 shares and sole dispositive power with respect to 2,158,201 shares.  Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 2,158,201 shares as a result of acting as investment advisor to various investment companies.  This information is based solely on the Schedule 13G, Amendment No. 3, filed with the SEC on February 16, 2010.

(14)	This information is based solely on the Form 4 filed with the SEC on March 4, 2010.

(15)
Includes shares beneficially owned by Mario J. Gabelli and various affiliated entities, including Gabelli Funds, LLC, GAMCO Asset Management Inc., Gabelli Securities, Inc., Teton Advisors, Inc., GGCP, Inc., and GAMCO Investors, Inc. Gabelli Funds, LLC reported sole voting power and sole dispositive power with respect to 473,000 shares. GAMCO Asset Management Inc. reported sole voting power with respect to 477,300 shares and sole dispositive power with respect to 517,300 shares.  Gabelli Securities, Inc. reported sole voting power and sole dispositive power with respect to 145,756 shares. Teton Advisors, Inc. reported sole voting power and sole dispositive power with respect to 138,000 shares. This information is based solely on the Schedule 13D filed with the SEC on July 23, 2010.

(16)
T. Rowe Price Associates, Inc. reported sole voting power with respect to 154,632 shares and sole dispositive power with respect to 1,231,132 shares.  This information is based solely on the Schedule 13G, Amendment No. 2, filed with the SEC on February 12, 2010.

On July 11, 2010, the Company, Johnson & Johnson, a New Jersey corporation (“Parent”), and Cope Acquisition Corp., a wholly-owned subsidiary of Parent (“Merger Sub”), entered into an agreement and plan of merger, pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly-owned subsidiary of Parent.  Completion of the merger is subject to customary closing conditions, including, among other things, (i) adoption of the merger agreement and approval of the transactions contemplated thereby, including the merger, by the Company’s stockholders; (ii) the absence of any law, order or injunction enjoining or otherwise prohibiting the consummation of the transactions contemplated by the merger agreement; and (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining certain approvals or clearances under other foreign antitrust or competition laws.  Completion of the merger would constitute a change in control under each of the severance and retention agreements with the Company’s executive officers described above under the headings “Compensation Discussion and Analysis – Change of Control and Severance Agreements”, “Compensation Discussion and Analysis – Potential Payments upon Termination or Change of Control” and  “Compensation Discussion and Analysis – Actions Since the End of Fiscal 2010.”

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information with respect to the shares of our common stock that may be issued pursuant to options under our equity compensation plans at March 31, 2010:

Equity Compensation Plan Information

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,073,882(1)	$12.50	2,079,326(2)
Equity compensation plans not approved by security holders	-	-	-
Total	4,073,882(1)	$12.50	2,079,326(2)

(1)	Includes 865,700 shares subject to options outstanding under our 1998 Stock Plan (the “1998 Plan”) and 3,208,182 shares subject to option outstanding under our 2005 Plan.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

We have granted options to some of our officers and directors during fiscal 2010. Please see “Executive Compensation — Grant of Plan-Based Awards In Last Fiscal Year” and “Compensation of Directors.” We have also entered into employment agreements with certain severance and acceleration provision with certain of our officers and directors. Please see “Compensation Discussion and Analysis – Change of Control and Severance Agreements.”

We have engaged Accretive Solutions, formerly known as Horn Murdock Cole, to perform Sarbanes-Oxley compliance reviews of the Company since January 2005. Lois Sangster, the wife of Gordon Sangster, is an employee at Accretive Solutions. Ms. Sangster has not been involved with any review of the Company since May 2007. Mr. Sangster joined the Company in November 2007. During fiscal 2010, we paid Accretive Solutions a service fee of approximately $176,000.

Other than the transaction which we describe above, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our common stock or any members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Limitation of Liability and Indemnification Matters

As permitted by the Delaware general corporation law, we have included a provision in our Amended and Restated Certificate of Incorporation to eliminate the personal liability of our officers and directors for monetary damages for breach or alleged breach of their fiduciary duties as officers or directors, other than in cases of fraud or other willful misconduct.

In addition, our Bylaws provide that we are required to indemnify our officers and directors even when indemnification would otherwise be discretionary, and we are required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. We have entered into indemnification agreements with our officers and directors containing provisions that are in some respects broader than the specific indemnification provisions contained in the Delaware general corporation law. The indemnification agreements require us to indemnify our officers and directors against liabilities that may arise by reason of their status or service as officers and directors other than for liabilities arising from willful misconduct of a culpable nature, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain our directors’ and officers’ insurance if available on reasonable terms. We have obtained directors’ and officers’ liability insurance in amounts comparable to other companies of our size and in our industry.

We believe that all related-party transactions described above were made on terms no less favorable to us than could have been otherwise obtained from unaffiliated third parties.

Policies for Approval of Related Transactions

We review all known relationships and transactions in which Micrus and our directors or executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal counsel, in consultation with our finance team, is primarily responsible for developing and implementing processes and controls to obtain information from our directors and executive officers with respect to related-party transactions and then determining, based on the facts and circumstances, whether Micrus or a related-party has a direct or indirect material interest in these transactions. Members of our finance departments are instructed to inform our legal counsel of any transaction between a director and executive officer that comes to their attention. On a periodic basis, the legal and finance teams review all transactions involving payments between Micrus and any company that has a Micrus executive officer or director as an officer or director. Any related person transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC. For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

In addition, the Audit Committee reviews and approves or ratifies all related-party transactions. As authorized in the Audit Committee’s charter, in the course of its review and approval or ratification of a related-party transaction, the committee considers:

•	the nature of the related party’s interest in the transaction;

•	the material terms of the transaction, including, the amount involved and type of transaction;

•	the importance of the transaction to the related-party and to Micrus;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of Micrus and our stockholders; and

•	any other matters the committee deems appropriate.

Any member of the Audit Committee who is a related-party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of such transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

DIRECTOR INDEPENDENCE

Micrus has adopted standards for director independence pursuant to NASDAQ listing standards and SEC rules. An “independent director” means a person other than an officer or employee of Micrus or its subsidiaries, or any other individual having a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent, the Board must affirmatively determine that neither the director nor an immediate family member has had any direct or indirect material relationship with Micrus within the last three years.

The Board considered relationships, transactions or arrangements with each of the directors and concluded that none of the non-employee directors has any relationships with Micrus that would impair his independence. The Board has determined that each nominee and each member of the Board who served as a director during the last fiscal year, other than Mr. Kilcoyne, qualifies as an independent director under applicable NASDAQ listing standards and SEC rules. Mr. Kilcoyne did not meet the independence standards as he is an employee of Micrus. The Board also affirmatively determined that Mr. Henson, who served on our Board of Directors until his resignation on December 31, 2009, was an independent director during the period of his service and met the independence standards required under applicable NASDAQ listing standards and SEC rules while he was the Chair of the Compensation Committee and member of the Nominating and Corporate Governance Committee. In addition, the Board has also determined that:

•	all directors who serve on the Audit, Compensation, or Nominating and Corporate Governance Committees are independent under applicable NASDAQ listing standards and SEC rules, and

•	all members of the Audit Committee meet the additional independence requirement that they not directly or indirectly receive compensation from Micrus other than their compensation as directors.

The independent directors meet regularly in executive sessions without the presence of the non-independent directors or members of Micrus’ management at least twice per year on regularly scheduled Board meeting days and from time to time as they deem necessary or appropriate. The lead independent director presides over these executive sessions.

Item 14.                 Principal Accountant Fees and Services

The following table presents the aggregate fees billed to us for professional services provided by our independent registered public accounting firm PricewaterhouseCoopers LLP for fiscal 2010 and 2009 (in thousands):

	Year Ended March 31,
	2010	2009
Audit fees (1)	$1,144	$1,195
Audit-related fees (2)	69	94
Tax fees (3)	144	127
All other fees (4)	2	2
Total	$1,359	$1,418

(1)
These fees consisted of the audit of our annual financial statements included in our Annual Report on Form 10-K and review of our financial statements included in our Quarterly Reports on Form 10-Q. They also include fees for services related to the audit of internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

(2)
These fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under the caption “Audit Fees.” We also incurred these fees for services related to review of our registration statements.

(3)	These fees consisted of tax compliance, tax advice and tax planning including preparation of tax forms and some consulting for international tax matters.

(4)	These fees consisted of the subscription to an on-line accounting research tool.

The Audit Committee has concluded that the provision of the non-audit services listed above is compatible with maintaining the independence of PwC.

Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as, to a very limited extent, specifically designated non-audit services which, in the opinion of the Audit Committee, will not impair the independence of the registered public accounting firm. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and Micrus’ management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, including the fees for the services performed to date. In addition, the Audit Committee also may pre-approve particular services on a case-by-case basis, as required.

All services rendered by PwC to us during the 2010 fiscal year were permissible under applicable laws and regulations, and all such services provided by PwC to us during such time were approved in advance by our Audit Committee in accordance with the rules adopted by the SEC in order to implement requirements of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

The exhibits filed as part of this Amendment No.1 on Form 10-K/A:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MICRUS ENDOVASCULAR CORPORATION

By:	/s/ JOHN T. KILCOYNE
John T. Kilcoyne
Chairman and Chief Executive Officer

Date: July 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ JOHN T. KILCOYNE	Chairman and Chief Executive Officer	July 29, 2010
John T. Kilcoyne	(Principal Executive Officer)

/s/ GORDON T. SANGSTER	Chief Financial Officer	July 29, 2010
Gordon T. Sangster	(Principal Financial and Accounting Officer)

*/s/ MICHAEL EAGLE	Director	July 29, 2010
Michael Eagle

*/s/ FRED HOLUBOW	Director	July 29, 2010
Fred Holubow

*/s/ L. NELSON HOPKINS	Director	July 29, 2010
L. Nelson Hopkins, M.D.

*/s/ FRANCIS J. SHAMMO	Director	July 29, 2010
Francis J. Shammo

*/s/ JEFFREY H. THIEL	Director	July 29, 2010
Jeffrey H. Thiel

*/s/ GREGORY H. WOLF	Director	July 29, 2010
Gregory H. Wolf

*By:	/s/ GORDON T. SANGSTER
Attorney-in-Fact