Form 10-Q
period 2010-06-30
MICRUS ENDOVASCULAR CORP
filed 2010-08-06
CIK 1028318

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
000-51323

(Commission File Number)
Micrus Endovascular Corporation
(Exact name of registrant as specified in its charter)

Delaware	23-2853441

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

821 Fox Lane, San Jose, California	95131

(Address of Principal Executive Offices)	(Zip Code)
(408)433-1400
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
     As of August 2, 2010, there were 16,585,666 shares of common stock, par value $0.01, of the registrant outstanding.

MICRUS ENDOVASCULAR CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2010	2010
ASSETS
Current Assets:
Cash and cash equivalents	$34,664	$30,072
Accounts receivable, net of allowance for doubtful accounts of $200 and $217 at June 30, 2010 and March 31, 2010, respectively	15,968	15,454
Inventories	13,743	13,769
Prepaid expenses and other current assets	1,475	1,760

Total current assets	65,850	61,055
Property and equipment, net	5,615	5,841
Goodwill	7,169	7,169
Intangible assets, net	5,092	5,394
Deferred tax assets	516	312
Other assets	459	465

Total assets	$84,701	$80,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,718	$1,902
Accrued payroll and other related expenses	4,731	6,080
Income tax payable	452	417
Deferred tax liabilities	169	138
Accrued liabilities	5,918	5,917

Total current liabilities	12,988	14,454
Other non-current liabilities	405	446

Total liabilities	13,393	14,900

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value;
Authorized: 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value;
Authorized: 50,000,000 shares
Issued and outstanding: 16,582,745 shares and 16,423,452 shares at June 30, 2010 and March 31, 2010, respectively	166	164
Additional paid-in capital	141,048	138,019
Accumulated other comprehensive loss	(2,097)	(1,961)
Accumulated deficit	(67,809)	(70,886)

Total stockholders’ equity	71,308	65,336

Total liabilities and stockholders’ equity	$84,701	$80,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2010	2009

Revenues	$24,628	$21,223
Cost of goods sold	6,227	5,564

Gross profit	18,401	15,659

Operating expenses:
Research and development	2,312	2,214
Sales and marketing	6,436	6,216
General and administrative	5,872	5,266

Total operating expenses	14,620	13,696

Income from operations	3,781	1,963
Interest income	11	16
Interest expense	—	(36)
Other income (expense), net	(474)	769

Income before income taxes	3,318	2,712
Provision for income taxes	241	448

Net income	$3,077	$2,264

Net income per share
Basic	$0.19	$0.14
Diluted	$0.17	$0.14
Weighted-average number of shares used in per share calculations:
Basic	16,522	15,830
Diluted	17,607	16,140
The accompanying notes are an integral part of these condensed consolidated financial statements.

MICRUS ENDOVASCULAR CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2010	2009 (1)
Cash flows from operating activities:
Net income	$3,077	$2,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	758	742
Provision for doubtful accounts	(15)	2
Loss on disposal of equipment	2	45
Provision for excess and obsolete inventories	300	327
Stock-based compensation	1,289	1,868
Effect of foreign exchange rate changes on intercompany balances	150	(1,116)
Deferred income taxes	(170)	135
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(620)	638
Inventories	(341)	(282)
Prepaid expenses and other current assets	280	98
Other assets	3	5
Accounts payable	(176)	(408)
Accrued payroll and other related expenses	(1,323)	(1,480)
Accrued liabilities	357	611
Other non-current liabilities	(36)	(297)

Net cash provided by operating activities	3,535	3,152

Cash flows from investing activities:
Restricted cash in connection with forward contracts	—	(135)
Acquisition of property and equipment	(236)	(39)
Earn-out payment in connection with acquisition of VasCon, LLC	(309)	(882)

Net cash used in investing activities	(545)	(1,056)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,736	19

Net cash provided by financing activities	1,736	19

Effect of foreign exchange rate changes on cash and cash equivalents	(134)	204
Net increase in cash and cash equivalents	4,726	2,115
Cash and cash equivalents at beginning of period	30,072	17,050

Cash and cash equivalents at end of period	$34,664	$19,369

(1)	Refer to Note 1 — Formation and Business of the Company regarding the revision of prior period’s cash flow presentation.
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
   Interim unaudited financial information
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring and out of period adjustments) considered necessary for a fair presentation of the Company’s financial position as of the date of the interim balance sheet and results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the preceding fiscal year included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 which was filed with the SEC on June 8, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.
     The results of operations for the interim period ended June 30, 2010 may not necessarily be indicative of the results that may be expected for the fiscal year ending March 31, 2011, or any future period.
   Revision of prior periods’ cash flows presentations
     The Company previously presented the remeasurement of foreign exchange differences on intercompany balances incorrectly in “Effect of foreign exchange rate changes on cash and cash equivalents” instead of as an “Adjustment to reconcile net income/(loss) to net cash provided by/(used in) operating activities.” Consequently, for prior periods presented, the Company is revising the impact by reclassifying the resulting amounts from “Effect of foreign exchange rate changes on cash and cash equivalents” to “Cash provided by/(used in) operating activities.” This revision does not impact the Company’s previously reported overall net change in cash and cash equivalents in its consolidated statements of cash flows for any period presented. The Company does not believe these adjustments are material to any of the periods impacted. This item has been adjusted in this Form 10-Q. The impact on the Company’s consolidated statements of cash flows data is as follows (in thousands):

	As Previously
	Reported	As Revised
Three months ended June 30, 2009
Net cash provided by operating activities	$4,268	$3,152
Effect of foreign exchange rate changes on cash and cash equivalents	$(912)	$204
Net increase in cash and cash equivalents	$3,231	$2,115
Note 2 — Summary of Significant Accounting Policies
     The Company’s significant accounting policies are fully described in Note 2 to the Consolidated Financial Statements included in the Company’s annual report filed on Form 10-K for the fiscal year ended March 31, 2010, as filed with the SEC on June 8, 2010.

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
   Out of period adjustments
     During the three months ended June 30, 2009, the Company recorded adjustments to cost of goods sold, operating expenses and certain balance sheet accounts to record additional expenses primarily related to stock-based compensation expense that were not properly recorded in prior periods. The net adjustments resulted in the reporting of $281,000 in additional pre-tax expenses. These adjustments reduced earnings per share by $0.02 for the three months ended June 30, 2009. These adjustments both individually and in the aggregate were not material to any of the fiscal 2010 interim or full year consolidated financial statements.
   Use of estimates
     Preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, and the revenues and expenses which are reported during the Company’s reporting periods. In addition, they affect the disclosure of contingent assets and liabilities, as reported on the dates of the Company’s consolidated financial statements. Actual results could differ from these estimates. These estimates and assumptions include reserves and write-downs related to accounts receivable and inventories, the recoverability and fair value of long-term assets, and deferred tax assets and related valuation allowances.
   Product warranty
     Once a sale has occurred, the customer has no right of return and the Company provides its customers with limited warranty privileges. To date, product returns under warranty have not been significant. The warranty accrual as of June 30, 2010 and March 31, 2010 was immaterial to the financial position of the Company and the change in the accrual for both the current-year quarter and prior-year quarter was immaterial to the Company’s results of operations and cash flows.
   Foreign currency transactions
     Other income (expense), net, includes foreign currency gains or losses related to a loan with the Company’s Swiss subsidiary, and currency gains or losses resulting from differences in exchange rates between the time of recording of the transaction and the cash settlement of foreign currency denominated receivables and payables. The Company recorded currency gain (losses) for the three months ended June 30, 2010 and 2009 of ($462,000) and $0.8 million, respectively.
   Comprehensive income (loss)
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s foreign currency translation adjustments and the Swiss pension plan benefit adjustment represent the only components of comprehensive income (loss) excluded from reported net income. Total comprehensive income for the three months ended June 30, 2010 and 2009 was $2.9 million and $3.1 million, respectively. This included other comprehensive income (loss) of ($143,000) and $0.9 million, respectively, related to foreign currency translation adjustments.
   Net income per share
     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all potential dilutive common shares, including stock options and restricted stock units.

   Anti-dilutive securities
     The following outstanding stock options and restricted stock units were excluded from the computation of diluted net income per common share for the periods presented because their impact would have been anti-dilutive (in thousands):

	Three Months Ended June 30,
	2010	2009
Shares issuable upon exercise of common stock options	976	3,584
Shares issuable under employee stock purchase plan	24	51

	1,000	3,635

   Stock-based compensation
     The Company has adopted various stock plans that provide for the grant of stock awards to employees and directors. The Company also has an employee stock purchase plan which enables employees to purchase the Company’s common stock.
     Stock-based compensation cost is measured at the grant date based on the fair value of the award. The fair value of the option is estimated at the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The Black-Scholes model requires the Company to make certain assumptions that are factored into the valuation analysis, including risk free interest rate, expected volatility, forfeiture rates, dividend yield and expected term. Risk free interest rate is based on U.S. Treasury rates appropriate for the expected term. The Company uses combined volatility including that of peer group and the historical volatility of its own stock. Forfeiture rates are based on historical factors related to the Company common stock. The assumed dividend yield is zero as the Company does not expect to declare any dividends in the foreseeable future.
     Prior to fiscal 2011, the Company used the simplified method for estimating the expected term. Beginning in fiscal 2011, the Company determined that it has sufficient historical exercise data and will use this historical data on employee exercise and post-vesting employment termination behavior to estimate the expected term. The impact of changing this methodology was not material to the Company’s interim consolidated financial statements.
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
   Recent accounting pronouncements
     In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted this guidance in the fourth quarter of fiscal 2010. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

     The remaining disclosure requirements of this pronouncement will be effective for the Company’s fourth quarter of fiscal 2011. The Company is currently evaluating the impact of the adoption of the remaining disclosure requirement of this pronouncement and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.
Note 3 — Fair Value Measurements
     The FASB’s authoritative guidance for fair value measurement and disclosure for financial assets and liabilities defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also provides a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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
     The Company enters into foreign currency forward contracts to buy U.S. dollars at fixed intervals in the retail market in an over-the-counter environment. As of June 30, 2010, the Company had foreign currency forward contracts to sell 1.2 million euros in exchange for approximately $1.5 million U.S. dollars maturing in July through September 2010. The counterparty to these contracts is UBS AG. The Company’s foreign currency forward contracts are classified within Level 2 as the valuation inputs are based on quoted prices of similar instruments in active markets and do not involve management judgment. The Company recorded the fair value of the contracts in current assets on its consolidated balance sheet as of June 30, 2010. The Company recorded a net realized gain of approximately $9,000 for the three months ended June 30, 2010.
     The Swiss pension plan unfunded benefit obligation is classified within Level 3 since there is no observable market for the asset or liability and requires the Company to develop its relevant assumptions.
     The following table presents assets and liabilities measured at fair value on a recurring basis at June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$21,385	$—	$—	$21,385
Foreign currency forward contracts	—	8	—	8

	$21,385	$8	$—	$21,393

Liabilities:
Swiss pension plan unfunded benefit obligation	$—	$—	$152	$152

     The following table presents assets and liabilities measured at fair value on a recurring basis at March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Money market funds	$21,378	$—	$—	$21,378

Liabilities:
Swiss pension plan unfunded benefit obligation	$—	$—	$155	$155

     The following table presents a reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 (in thousands):

Level 3
Fair value at beginning of fiscal year	$155
Change due to foreign currency translation	(3)

Fair value at end of period	$152

Note 4 — Balance Sheet Components
   Inventories
     Inventories consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Raw materials	$2,149	$2,058
Work-in-progress	2,281	1,894
Finished goods	2,770	3,290
Consigned inventory	6,543	6,527

	$13,743	$13,769

     Consigned inventory is held at customer locations, primarily hospitals, and is under the physical control of the customer. The Company retains title to the inventory until purchased by the customer, generally when used in a medical procedure.
   Property and equipment, net
     Property and equipment, net, consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Computer equipment and software	$1,860	$1,814
Furniture, fixtures and equipment	7,919	7,707
Leasehold improvements	2,166	2,168
Construction in progress	184	218

Total cost	12,129	11,907
Less accumulated depreciation and amortization	(6,514)	(6,066)

	$5,615	$5,841

   Goodwill
     Activity related to goodwill consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Balance at beginning of fiscal year	$7,169	$6,762
Foreign currency translation	—	407

Balance at end of period	$7,169	$7,169

     All of the Company’s goodwill has been allocated to the United Kingdom reporting unit.

   Intangible assets, net
     Intangible assets, net, consisted of the following (in thousands):

		Gross Carrying Amount			Accumulated Amortization				Net
	Useful		Foreign				Foreign
	Life	March 31,	currency	June 30,	March 31,		currency	June 30,	June 30,	March 31,
	(Years)	2010	translation	2010	2010	(Additions)	translation	2010	2010	2010
Existing process technology	7	$4,590	$—	$4,590	$(2,186)	$(164)	$—	$(2,350)	$2,240	$2,404
Distribution agreements	5	1,651	—	1,651	(1,556)	(50)	—	(1,606)	45	95
Capitalized license fee	7	3,565	—	3,565	(783)	(55)	—	(838)	2,727	2,782
Patents — microcoil	10	1,100	—	1,100	(1,100)	—	—	(1,100)	—	—
Non-compete agreements	6	470	—	470	(395)	(13)	—	(408)	62	75
Customer relationships	5	647	—	647	(609)	(20)	—	(629)	18	38

		$12,023	$—	$12,023	$(6,629)	$(302)	$—	$(6,931)	$5,092	$5,394

     Amortization of intangible assets included in the Company’s results of operations is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009

Cost of goods sold	$219	$220
Operating expenses	83	111

	$302	$331

     The expected future amortization of intangible assets is as follows (in thousands):

For Years Ending March 31,	Amortization
2011 (remaining 9 months)	$760
2012	1,189
2013	1,165
2014	835
2015	1,143

$5,092

   Accruals
     Accrued payroll and other related expenses consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Accrued bonuses	$457	$1,226
Accrued salaries	948	1,444
Accrued vacation	2,423	2,169
Accrued commissions	540	767
Accrued payroll taxes	363	474

	$4,731	$6,080

     Accrued liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Milestone payments to The Cleveland Clinic	$1,500	$1,500
Professional fees	638	936
Sales tax and VAT payable	568	506
Raw material inventory receipts not invoiced	554	345
Employee Stock Purchase Plan	398	57
Travel and entertainment	397	305
Earn-out payment in connection with acquisition of VasCon	—	309
Other	1,863	1,959

	$5,918	$5,917

     The Company is required to pay The Cleveland Clinic Foundation (“The Cleveland Clinic”) up to $5.0 million in payments upon the achievement of certain milestones set forth in the Stock Purchase Agreement with The Cleveland Clinic dated October 26, 2007 (the “ReVasc Agreement”), with minimum milestone payments of at least $2.0 million due to the Cleveland Clinic by October 2010. The Company paid a $0.5 million milestone payment in March 2008. The Company has accrued an additional $1.5 million as of June 30, 2010 for the remaining milestone payments that will become due by October 26, 2010, regardless of whether the related milestones are achieved.
   Other non-current liabilities
     Other non-current liabilities consisted of the following (in thousands):

	June 30,	March 31,
	2010	2010
Swiss pension plan unfunded benefit obligation	$152	$155
Income taxes payable	94	95
Deferred revenue from Goodman Co., Ltd. distribution agreement	28	56
Other non-current liabilities	131	140

	$405	$446

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
     At June 30, 2010, the Company had no outstanding borrowings under the line of credit and was in compliance with all covenants of the Credit Agreement.
Note 6 — Income Taxes
     The Company recorded a provision for income taxes of approximately $241,000 for the three months ended June 30, 2010.

     As of March 31, 2010, the Company had federal, state and foreign net operating loss carryforwards (“NOLs”) of approximately $36.9 million, $28.8 million and $2.1 million, respectively. The federal NOLs will expire at various dates beginning in 2022, the state NOLs expire beginning in 2015 and the foreign NOLs will expire beginning in 2016. The benefit of approximately $12.4 million and $8.4 million of federal and state loss carryforwards, respectively, will be credited to equity when realized. The Company also had federal and state research and development tax credit carryforwards of approximately $1.9 million and $1.7 million, respectively, as of March 31, 2010. The federal credits will expire beginning in 2019 and the state credits can be carried forward indefinitely. The Company has recorded a full valuation allowance against its U.S. federal and state gross deferred tax assets, as the Company’s history of losses and all other evidence available provide uncertainty as to whether it is more likely than not that its U.S. federal and state gross deferred tax assets will be realized.
     Since the adoption of the FASB’s authoritative guidance for accounting for uncertainty in income taxes (ASC 740-10-5-6, formerly known as “FIN48”), the Company has recognized a $444,000 increase in its unrecognized tax benefits. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months. At June 30, 2010, the Company had $22,000 of accrued interest or penalties related to tax contingencies.
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
   Merger Agreement
     On July 13, 2010, a plaintiff filed a putative class action entitled Robert Sauser v. Micrus Endovascular Corporation et al., Case No. 110-CV-176769, in the Superior Court of the State of California, Santa Clara County. The defendants are the Company and the members of its board of directors. The complaint alleges that the individual defendants breached their fiduciary duties to the Company’s stockholders in connection with the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process and that the individual defendants engaged in self-dealing in relation to the merger agreement, which resulted in a failure to maximize shareholder value. The suit further alleges that the Company aided and abetted the individual defendants’ breaches of fiduciary duties and that the consideration offered in the merger does not fairly reflect the Company’s true value. The plaintiff seeks, among other things, an order enjoining the consummation of the merger, attorneys’ fees and costs.
     On July 19, 2010, a plaintiff filed a putative class action entitled Claire Houston v. John Kilcoyne et al., Case No. 110-CV-177667, in the Superior Court of the State of California, Santa Clara County. The defendants are the Company and the members of its board of directors (together with the Company, the “Micrus Defendants”), Johnson & Johnson and Cope Acquisition Corp. (a wholly owned subsidiary of Johnson & Johnson, and together with Johnson & Johnson, the “J&J Defendants”). This action alleges that the individual defendants breached their fiduciary duties to the Company’s stockholders in connection with the merger. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process, that the individual defendants failed to maximize shareholder value and that the consideration offered in the merger is inadequate and does not fairly reflect the Company’s true value. The plaintiff also alleges that the individual defendants agreed to no-solicitation and termination provisions in the merger agreement in violation of our board’s fiduciary duties. The suit further alleges that the Company and the J&J Defendants aided and abetted the individual defendants’ breaches of fiduciary duties. The plaintiff seeks, among other things, an order enjoining the Micrus Defendants and the J&J Defendants from consummating the merger, damages in the event the merger is consummated prior to the court’s entry of a final judgment, and attorneys’ fees and costs.
     The Company believes that the lawsuits are wholly without merit and intends to defend vigorously against them. However, because the litigation is in the early stages, the Company cannot predict the outcome at this time, and cannot provide assurance that the actions will not delay the consummation of the merger or result in substantial costs; even a meritless lawsuit may potentially delay consummation of the merger.

   Other General
     The Company is participating in other litigation and responding to other claims arising in the ordinary course of business. The Company intends to defend itself vigorously in these matters. The Company’s management believes that it is unlikely that the outcome of these matters will have a material adverse effect on the Company’s financial statements, although there can be no assurance in this regard.
Note 8 — Stock-based Compensation
   Stock options
     The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors and to align stockholder and employee interests. The Company considers the stock option program critical to its operations and productivity. As of June 30, 2010, the Company had two stock option plans: the 1998 Stock Plan (the “1998 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). Currently, the Company grants options from the 2005 Plan, which permits the Company to grant options to all employees, including executive officers, and outside consultants, and directors. Effective June 16, 2005, no new options were granted under the 1998 Plan.
     As of June 30, 2010, there were 826,729 outstanding options under the 1998 Plan. As of June 30, 2010, there were 5,192,386 remaining shares reserved for issuance under the 2005 Plan, of which 2,066,086 were available for grant and 3,126,300 shares were subject to outstanding options. Stock options issued under the Company’s stock option plans generally vest based on 4 years of continuous service and have 10-year contractual terms.
   2005 Employee Stock Purchase Plan
     The 2005 Employee Stock Purchase Plan (the “Purchase Plan”) became effective upon the Company’s initial public offering. The Purchase Plan provides employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. As of June 30, 2010, there were 863,689 shares reserved for issuance under the Purchase Plan.
   Stock-based compensation
     The Company currently uses the Black-Scholes option pricing model to determine the fair value of employee stock options and employee stock purchase plan shares. The determination of the fair value of employee stock options and employee stock purchase plan shares has been estimated using the following weighted-average valuation assumptions:

	Three Months Ended June 30,
	2010	2009
Employee Stock Option Plans
Expected term (in years)	5	6
Volatility	49%	44%
Risk-free interest rate	2.2%	2.6%
Expected dividend yield	0%	0%
Weighted average fair value at date of grant	$8.39	$3.91

Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5
Volatility	33%	83%
Risk-free interest rate	0.2%	0.6%
Expected dividend yield	0%	0%
     The fair value of each purchase right granted under the Company’s Purchase Plan during the three months ended June 30, 2010 was estimated at the date of grant using the Black-Scholes option pricing model, and is not subject to revaluation as a result of subsequent stock price fluctuations.
     Stock-based compensation expense included in the results of operations is as follows (in thousands):

	Three Months Ended June 30,
	2010	2009

Cost of goods sold	$139	$131
Research and development	172	242
Sales and marketing	318	509
General and administrative	660	986

	$1,289	$1,868

     Approximately $14,000 and $55,000 in stock-based compensation expense has been capitalized in inventory for the three months ended June 30, 2010 and 2009, respectively.
     As of June 30, 2010, there was approximately $6.6 million of total stock-based compensation expense, after estimated forfeitures, related to unvested employee stock options, which is expected to be recognized over an estimated weighted-average amortization period of 2.3 years for employee stock options.
   General stock option information
     The following table sets forth the summary of stock options activity for the three months ended June 30, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding at March 31, 2010	4,074	$12.50
Options granted	77	$18.98
Options exercised	(159)	$10.91
Options forfeited	(19)	$12.13
Options expired	(20)	$23.39

Options outstanding at June 30, 2010	3,953	$12.63	6.8	$32,909

Options exercisable at June 30, 2010	2,759	$12.24	6.1	$24,128

     The total aggregate intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $1.3 million and $163,000, respectively. The closing market value per share of the Company’s common stock as of June 30, 2010 was $20.79 per share as reported by The NASDAQ Stock Market.
Note 9 — Segment and Geographic Information
     Revenues from unaffiliated customers by geographic area, based on the customer’s shipment locations were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009

United States	$10,747	$10,083
Japan	4,120	3,364
United Kingdom	1,682	1,754
Rest of the world	8,079	6,022

	$24,628	$21,223

     The Company’s long lived assets, excluding goodwill and intangible assets, by geographic area were as follows (in thousands):

	June 30,	March 31,
	2010	2010
United States	$5,391	$5,602
United Kingdom	58	57
Rest of the world	166	182

	$5,615	$5,841

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
     Revenues and gross profit for these segments were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009

Revenues:
Americas	$12,644	$11,156
Europe	7,491	6,362
Asia Pacific	4,493	3,705

	$24,628	$21,223

Gross Profit:
Americas	$9,865	$8,610
Europe	5,216	4,507
Asia Pacific	3,320	2,542

	$18,401	$15,659

     Total assets by operating segment were as follows (in thousands):

	June 30,	March 31,
	2010	2010
Americas	$63,379	$60,525
Europe	21,322	19,711

	$84,701	$80,236

Note 10 — Subsequent Events
     On July 6, 2010, the Company elected to extend the Exclusive License and Option Agreement with Bay Street Medical, Inc. for six months and paid an additional $0.5 million.
     On July 11, 2010, the Company, Johnson & Johnson (“J&J”) and Cope Acquisition Corp. (a wholly-owned subsidiary of J&J) entered into a definitive agreement whereby the Company will be acquired for $23.40 per share in cash. The boards of directors of J&J and the Company have approved the transaction, which is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, similar regulation in other countries, the Company’s stockholder approval and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
     Some of the statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, and should be read in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this report, and with other factors described from time to time in our other filings with the SEC. Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “expect,” “anticipate,” “estimate,” “predict,” “project,” “plan,” “believe,” “target,” “forecast,” “should,” “could,” “would,” “intends” and other words and terms of similar meaning.
     The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and, subject to applicable law, the Company assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance. In addition to factors previously disclosed in the Company’s documents filed with or furnished to the SEC, and those identified elsewhere in this Quarterly Report on Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•	the cost or outcome of any legal proceedings that have been or may be instituted against Mircus and others relating or unrelated to the merger;

•	the inability to complete the merger due to the failure to obtain stockholder approval, governmental or regulatory clearances or the failure to satisfy other conditions to the closing of the merger;

•	the failure of the merger to be completed for any other reason;

•	required governmental and regulatory approvals may delay the merger or result in the imposition of conditions that could cause the parties to abandon the merger;

•	risks that the proposed merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger;

•	the effect of the announcement of the merger on the Company’s business relationships, operating results and business generally;

•	the amount of the costs, fees, expenses and charges related to the merger;

•	adverse developments in general business, economic, regulatory and political conditions or any outbreak or escalation of hostilities on a national, regional or international basis;

•	the impact of healthcare reform and any other changes to applicable governmental laws and regulations;

•	the timing of receipt of regulatory approvals;

•	our failure to comply with regulations and any changes in regulations;

•	the loss of any of our senior management;

•	the expected weighted-average remaining period for recognition of compensation costs, which may be affected by the acceleration of stock options if the proposed merger is consummated;

•	changes in factors impacting our estimates of market growth, the timing of launch of our products or their introduction into new markets;

•	changes in our working capital and capital expenditure requirements;

•	changes in the percentage of our revenues denominated in currencies other than the U.S. dollar; and

•	other risks detailed in our current filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and this Quarterly Report on Form 10-Q.
     You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements.
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
     Our revenues are derived primarily from sales of our microcoils. We also sell stents, access products and accessories for use with our microcoils, which accounted for approximately 8% and 5% of our revenues in the first quarter of fiscal 2011 and 2010, respectively. Geographically, our revenues are generally from sales to customers in the Americas, Europe and Asia Pacific. Our products are shipped from our facilities in the United States and a logistics facility in the Netherlands, to either hospitals or distributors. In select hospitals, our products are held on consignment, and remain on site, free of charge until used. Revenue is generally recognized upon shipment after the receipt of a purchase order. In arrangements which specify the title transfer upon delivery, revenue is not recognized until the product is delivered. In the case of consigned goods, revenue is recognized when a replenishment order is made.
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
     Our product development efforts are primarily focused on expanding our product offerings for the hemorrhagic and ischemic stroke markets. In August 2004, we introduced our Cerecyte® microcoil product line and we have launched eight new products in the last 24 months, including microcoils, stents, microcatheters, guidewires and balloon catheters. During fiscal 2009, we launched the Neuropath® guide catheter, which combines robust proximal support with a highly flexible and visible tip designed to facilitate atraumatic vascular access. The Neuropath® guide catheter is used as a conduit for delivery of the microcatheter or other devices, such as coils, stents and balloons, to the aneurysm.
     In fiscal 2009, we also launched Cerecyte and stretch resistant versions of our DeltaPaq® microcoil system for the treatment of cerebral aneurysms. Our DeltaPaq microcoil system is designed to enable physicians to achieve greater coil packing density within the aneurysm which may reduce the rate of recanalization and the need for re-treatment. The DeltaPaq microcoil system supplements our framing and finishing coils in the filling segment of the coil market. Additionally, we launched the PHAROS® Vitesse™ intracranial stent, our second generation balloon-expandable stent for the treatment of intracranial ischemic stenosis and in wide-neck aneurysms for commercial distribution in the European Union and all other countries recognizing the CE Mark. We have received U.S. FDA conditional approval of our investigational device exemption for the PHAROS VISSIT study. The VISSIT study is the first industry sponsored, randomized, prospective clinical trial designed to compare the clinical outcomes between patients who are stented for intracranial ischemic stenosis versus treated with medical therapy. We are in the process of initiating study sites in the United States, Europe and China.
     In January 2010, we launched our DeltaPlush® microcoil which has been designed to be our softest finishing coil, enabling more efficient and safer aneurysm treatment. The DeltaPlush microcoil system incorporates our exclusive Delta Wind™ technology resulting in a microcoil with the softness and flexibility to find and fill gaps, helping to provide superior finishing at the aneurysm neck. It is available in bare platinum and Cerecyte®. In January 2010, we launched our Ascent® Occlusion Balloon Catheter which is intended for use in the blood vessels of the peripheral and neurovasculature where temporary occlusion is desired. The Ascent balloon catheter offers a vessel selective technique of temporary arterial occlusion which is useful in selectively stopping or controlling blood flow.
     In March 2006, we launched our sales and marketing efforts in Japan through our distribution partner, Goodman. In December 2007, we received regulatory approval to sell our stretch-resistant microcoils in Japan, and in July 2008, we received regulatory approval to sell our Cerecyte microcoils in Japan. We recorded product sales to Goodman of $4.1 million in the first quarter of fiscal 2011 and $11.0 million, $9.3 million and $6.3 million in fiscal 2010, 2009 and 2008, respectively. We plan to begin selling our products in China upon receiving regulatory and reimbursement approvals. The timing of these approvals is uncertain. We did not have any sales in China during the first quarter of fiscal 2011.
     We introduced our first proprietary, three-dimensional microcoil in May 2000. Our revenues have grown from $1.8 million in fiscal 2001 to $91.1 million in fiscal 2010. We achieved our first profitable year in fiscal 2010, with a profit of $11.5 million as a result of our revenue growth and effective cost management, and we expect to achieve another profitable year in fiscal 2011. Net income for the first quarter of fiscal 2011 was $3.1 million. As of June 30, 2010, we had cash and cash equivalents of $34.7 million and an accumulated deficit of $67.8 million.
Recent Developments
     On July 11, 2010, we entered into a definitive agreement with J&J and Cope Acquisition Corp. (a wholly-owned subsidiary of J&J) whereby we will be acquired for $23.40 per share in cash. The boards of directors of J&J and the Company have approved the transaction, which is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, similar regulation in other countries, our stockholders approval and other customary closing conditions.
Results of Operations
     The following table sets forth the results of our operations, expressed as percentages of revenues, for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
Consolidated Statements of Operations Data:
Revenues	100%	100%
Cost of goods sold	25%	26%

Gross profit	75%	74%

Operating expenses:
Research and development	9%	11%
Sales and marketing	26%	29%
General and administrative	24%	25%

Total operating expenses	59%	65%

Income from operations	16%	9%
Interest income	0%	0%
Interest expense	0%	0%
Other income (expense), net	(2)%	4%

Income before income taxes	14%	13%
Provision for income taxes	1%	2%

Net income	13%	11%

Three Months Ended June 30, 2010 and 2009
Revenues

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Americas	$12,644	$11,156	$1,488	13%
Europe	7,491	6,362	1,129	18%
Asia Pacific	4,493	3,705	788	21%

	$24,628	$21,223	$3,405	16%

     Our revenues are derived primarily from sales of our microcoils used in the treatment of cerebral vascular diseases. The overall increase in revenues in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to an increase in the number of microcoil products sold. Factors driving the increase included growth in the procedure volumes, continued market penetration of the DeltaPaq and DeltaPlush microcoils along with the revenues generated from sales of new non-embolic products such as the PHAROS Vitesse intracranial stent and the Ascent Occlusion Balloon Catheter.
     Revenues from the Americas increased 13% to $12.6 million and revenues from Europe increased 18% to $7.5 million for the first quarter of fiscal 2011, both compared to the first quarter of fiscal 2010. Our revenues increased in the Americas and Europe primarily due to continued market penetration of the DeltaPaq and the DeltaPlush microcoils. Revenues from Asia Pacific increased 21% to $4.5 million in the first quarter of fiscal 2011 and included sales to our distributor in Japan of $4.1 million, compared with revenues of $3.7 million for the first quarter of fiscal 2010 which included sales to our distributor in Japan of $3.4 million.
     Revenues from embolic coils increased 13% to $22.7 million for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to increased in procedure volumes and market penetration of the DeltaPaq and the DeltaPlush microcoil system. Revenues from our non-embolic and accessories products increased to $2.0 million in the first quarter of fiscal 2011 compared with revenues of $1.1 million in the first quarter of fiscal 2010 primarily due to continued market penetration of our PHAROS Vitesse stent and Ascent Occlusion Balloon Catheter.
     New products continue to represent an important component of our growth strategy, with 46% of our revenues in the first quarter of fiscal 2011 coming from products introduced in the past 24 months. Among these, our DeltaPaq microcoil line represented 18% of the total revenue for the first quarter of fiscal 2011. Our newly launched DeltaPlush microcoil system comprised 21% of the first quarter of fiscal 2011 revenues.
Gross Profit

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Cost of goods sold	$6,227	$5,564	$663	12%
Gross profit	$18,401	$15,659	$2,742	18%
     Cost of goods sold consists primarily of materials, direct labor, depreciation, overhead costs associated with manufacturing, impairments of inventory, warranty expenses, amortization of intangible assets that were acquired by us as part of the acquisition of VasCon, amortization of capitalized license technology associated with our PHAROS stent product and royalties related to certain access device products. The increase in cost of goods sold during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was primarily related to the increase in sales of our embolic and non-embolic products.
     Our gross margin was 75% in the first quarter of fiscal 2011 as compared to 74% in the first quarter of fiscal 2010. The increase was primarily due to sales of higher margin products partially offset by higher levels of distributor sales of lower margin products primarily in Japan and Latin America.

Operating Expenses
Research and Development

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Research and development	$2,312	$2,214	$98	4%
     Research and development expenses consist primarily of costs associated with the design, development, and testing of new products. Such costs are expensed as they are incurred and include salaries and related personnel costs, fees paid to outside consultants, and other direct and indirect costs related to research and product development. Research and development expenses increased in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to an increase of $240,000 in personnel and travel expenses. These increases were partially offset by a decrease of $157,000 in material and supplies expenses.
Sales and Marketing

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Sales and marketing	$6,436	$6,216	$220	4%
     Sales and marketing expenses consist primarily of compensation costs of our direct sales force and marketing personnel, as well as overhead costs related to these activities. Also included are costs associated with promotional literature and videos, trade show participation, and education and training of physicians. Sales and marketing expenses increased in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to an increase of $209,000 in meetings and conference expenses, an increase of $138,000 in travel expenses and an increase of $104,000 in sales incentives resulting from the higher level of sales during the quarter. These increases were partially offset by a decrease of $191,000 in stock-based compensation expenses.
General and Administrative

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
General and administrative	$5,872	$5,266	$606	12%
     General and administrative expenses consist primarily of compensation and related costs for finance, human resources, facilities, information technology, insurance, and professional services. Professional services principally relate to fees for outside legal, audit and compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). General and administrative expenses increased in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to an increase of $0.5 million in primarily legal expenses related to the acquisition agreement with J&J (see Note 10, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements), an increase of $160,000 in consulting fees and an increase of $134,000 in bonus expenses. These increases were partially offset by a decrease of $326,000 in stock-based compensation expenses.
Other Income (Expense), Net

	Three Months Ended
	June 30,		Change
	2010	2009	$	%
	(In thousands, except percentages)
Interest income	$11	$16	$(5)	(31)%
Interest expense	—	(36)	36	0%
Other income (expense), net	(474)	769	(1,243)	(162)%

Total other income (expense), net	$(463)	$749	$(1,212)	(162)%

     There was no interest expense in the first quarter of fiscal 2011 as we paid off our borrowings of $2.5 million in March 2010.
     Other income (expense), net, consists primarily of foreign exchange gains and losses resulting from differences in exchange rates between the time of recording of the transaction and the settlement of foreign currency denominated receivables and payables. Other income (expense), net, decreased by $1.2 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily due to losses resulting from the remeasurement of foreign currency transactions in the first quarter of fiscal 2011.
   Income Taxes

	Three Months Ended
	June 30,
	2010	2009
	(In thousands, except percentages)
Provision for income taxes	$241	$448
Effective tax rate	7%	17%
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
     The decrease in the effective tax rate for the first quarter of fiscal 2011 as compared to the same period of the prior year primarily results from a reduction in the U.S. federal income tax due to recently passed legislation enabling the Company to utilize additional net operating loss carryforwards for Alternative Minimum Tax purposes.
Liquidity and Capital Resources

	Three Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flow activities:
Net cash provided by operating activities	$3,535	$3,152
Net cash used in investing activities	$(545)	$(1,056)
Net cash provided by financing activities	$1,736	$19
     As of June 30, 2010, we had cash and cash equivalents of $34.7 million, compared to $30.1 million at March 31, 2010.
     Net cash provided by operating activities was $3.5 million during the first quarter of fiscal 2011 compared to net cash provided by operating activities of $3.2 million during the first quarter of fiscal 2010. Net cash provided by operating activities during the first quarter of fiscal 2011 resulted primarily from net income adjusted by non-cash items such as stock-based compensation expense, depreciation and amortization, provision for excess and obsolete inventories, deferred income taxes, the effect of foreign exchange rate changes on intercompany balances; a decrease in prepaid expenses and other current assets and an increase in accrued liabilities. These factors were partially offset by an increase in accounts receivable resulting from higher level of sales, an increase in inventory due to a ramp up in production, a decrease in accounts payable due to the timing of payments made to our vendors, and a decrease in accrued payroll and related expenses attributable primarily to the payment of fiscal 2010 employee cash bonuses in the first quarter of fiscal 2011.
     Net cash provided by operating activities during the first quarter of fiscal 2010 resulted primarily from operating income, a decrease in accounts receivable due to improved receivables collection, an increase in accrued liabilities due to a change in classification of contingent purchase price liability from long-term to short-term. These factors were partially offset by an increase in inventory due to an increase in the number of consignment locations and an increase in the number of units in existing consignment locations due to new products released, a decrease in accounts payable due to the timing of payments made to our vendors, a decrease in accrued payroll and related expenses attributable primarily to the payment of fiscal 2009 employee cash bonuses in the first quarter of fiscal 2010 and a decrease in other non-current liabilities primarily due to a change in classification of contingent purchase price liability from long-term to short-term and non-cash items such as stock-based compensation expense related to SFAS 123R, depreciation and amortization, provision for excess and obsolete inventories and deferred income taxes.

     Net cash used in investing activities was $0.5 million during the first quarter of fiscal 2011 compared to $1.1 million during the first quarter of fiscal 2010. Net cash used in investing activities during the first quarter of fiscal 2011 was related to the earn-out payment associated with the purchase of VasCon and the purchase of capital equipment.
     Net cash used in investing activities during the first quarter of fiscal 2010 was related to the earn-out payment associated with the purchase of VasCon, an increase in restricted cash due to a pledged asset requirement in connection with forward contracts and the purchase of capital equipment.
     Net cash provided by financing activities was $1.7 million during the first quarter of fiscal 2011 compared to $19,000 during the first quarter of fiscal 2010. Net cash provided by financing activities during the first quarter of fiscal 2011 and fiscal 2010 consisted of proceeds from the exercise of stock options.
     To the extent that existing cash and cash generated from operations are insufficient to fund our future activities, we would seek to borrow funds under our credit facility. We have a revolving line of credit with Wells Fargo Bank with a maximum borrowing in the amount up to $15.0 million.
     On July 11, 2010, we entered into a definitive agreement with J&J and Cope Acquisition Corp. (a wholly-owned subsidiary of J&J) whereby we will be acquired for $23.40 per share in cash. The boards of directors of J&J and the Company have approved the transaction, which is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act, similar regulation in other countries, our stockholders approval and other customary closing conditions.
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
     Our critical accounting policies and estimates are fully described in Critical Accounting Policies and Estimates in our annual report on Form 10-K for the fiscal year ended March 31, 2010, that was filed with the SEC on June 8, 2010. There were no significant changes in our critical accounting policies or estimates since March 31, 2010.
Recent Accounting Pronouncements
     In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this guidance in the fourth quarter of fiscal 2010. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

     The remaining disclosure requirements of this pronouncement will be effective for us in the fourth quarter of fiscal 2011. We are currently evaluating the impact of the adoption of the remaining disclosure requirement of this pronouncement and do not expect the adoption to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements as of June 30, 2010.
Contractual Obligations
     We have obligations under non-cancelable operating leases with various expiration dates through 2013 and purchase commitments for inventory, capital equipment and operating expenses, such as materials for research and development and consulting.
     As of June 30, 2010, our contractual commitments were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations:	Total	1 year	Years	Years	5 years
Non-cancelable operating lease obligations	$5,446	$1,072	$2,470	$1,048	$856
Purchase obligations	3,048	3,048	—	—	—
Milestone payments to The Cleveland Clinic	1,500	1,500	—	—	—
Royalty payments to Vascular FX, LLC	833	250	583	—	—

Total	$10,827	$5,870	$3,053	$1,048	$856

     We are required to pay The Cleveland Clinic up to $5.0 million in payments upon the achievement of certain milestones set forth in the ReVasc Agreement. We paid a $0.5 million milestone payment in March 2008 and an additional $2.0 million milestone payment in January 2010. We have accrued an additional $1.5 million as of June 30, 2010 for milestone payments that will become due on October 26, 2010, regardless of whether the related milestones are achieved.
     We are required to pay Vascular FX, LLC (“Vascular FX”) a royalty equal to 25% of the greater of (i) the applicable aggregate mandatory minimum sales of $1.0 million or (ii) the actual net sales of our Courier®Enzo® deflectable catheter product, both on an annual basis. The royalty period is six years beginning in November 2007. As of June 30, 2010, we had accrued royalty payments of approximately $153,000 to Vascular FX.
     We are required to pay Biotronik royalties equal to 15% of the actual net sales of our PHAROS stent on a quarterly basis.
     We are required to pay FSS up to $2.0 million in payments upon the achievement of certain milestones set forth in the FSS Agreement and royalties on potential future product sales. The additional milestone payments are contingent on certain events. We did not accrue any milestone payment to FSS as of June 30, 2010 since the dates upon which these milestones will be achieved are not certain at this time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risks. We are exposed to risks from fluctuations in currency exchange rates due to intercompany loans made to Micrus Endovascular SA (“Micrus SA”), our Swiss subsidiary, in 2001 in connection with its incorporation. These loans are denominated in Swiss francs and will fluctuate in value against the U.S. dollar, causing us to recognize foreign exchange gains and losses. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of Micrus Endovascular UK Limited (“Micrus UK”), our UK subsidiary, is the British pound. In Europe, our revenues are denominated in the Swiss franc, euro, British pound and other currencies. Accordingly, we are exposed to market risk related to changes between these currencies. For example, if the Swiss franc appreciates against the currencies in which our receivables are denominated, we will recognize foreign currency losses. For the preparation of our consolidated financial statements, the financial results of our subsidiaries are translated into U.S. dollars based on average exchange rates during the applicable period. A hypothetical 10% decline in the value of the Swiss franc versus the U.S. dollar would cause us to recognize a loss of $187,000 related to our loan with Micrus SA and a $22,000 increase in our comprehensive loss from our investment in Micrus SA as of June 30, 2010.

     A hypothetical 10% decline in the value of the British pound versus the U.S. dollar would cause us to recognize a $0.5 million increase in our comprehensive loss from our investment in Micrus UK as of June 30, 2010. A hypothetical 10% decline in the value of the euro versus the Swiss franc would cause us to recognize a loss of $367,000 based on our foreign denominated receivables as of June 30, 2010.
     In the first quarter of fiscal 2011, approximately 33% of our revenues were denominated in currencies other than the U.S. dollar. In future periods, we believe that a greater portion of our revenues could be denominated in currencies other than the U.S. dollar, thereby increasing our exposure to exchange rate gains and losses on non-U.S. currency transactions.
     In the first quarter of fiscal 2011, we continued to enter into foreign currency forward contracts to buy U.S. dollars to minimize the impact of the currency movements on intercompany payables for our Micrus SA subsidiary. The use of foreign currency forward contracts allows us to offset exposure to rate fluctuations because the gains or losses incurred on the derivative instruments will offset, in whole or in part, losses or gains on the underlying foreign currency exposure. We use derivative instruments only for risk management purposes and do not use them for speculation or for trading.
     As of June 30, 2010, we had outstanding foreign currency forward contracts to sell 1.2 million euros for approximately $1.5 million, expiring through September 24, 2010. If we were to settle our euro-based contracts at the reporting date, an immaterial unrealized income or expense would need to be recognized. A sensitivity analysis of changes in the fair value of our euro forward contracts at June 30, 2010 indicates that, if the U.S. dollar uniformly strengthened/weakened by 10% against the euro, the fair value of these contracts would decrease/increase by $147,000, respectively.
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
     At June 30, 2010, our cash and cash equivalent balance was $34.7 million. Based on our annualized average interest rate, a 10% decrease in the interest rate on such balances would result in a reduction in interest income of approximately $6,000 on an annual basis.
     As of June 30, 2010, we do not invest in or trade market risk sensitive instrument or have any debt subject to interest rate fluctuations.
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
(2) Changes in Internal Controls Over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
   Merger Agreement
     On July 13, 2010, a plaintiff filed a putative class action entitled Robert Sauser v. Micrus Endovascular Corporation et al., Case No. 110-CV-176769, in the Superior Court of the State of California, Santa Clara County. The defendants are the Company and the members of our board of directors. The complaint alleges that the individual defendants breached their fiduciary duties to our stockholders in connection with the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process and that the individual defendants engaged in self-dealing in relation to the merger agreement, which resulted in a failure to maximize shareholder value. The suit further alleges that we aided and abetted the individual defendants’ breaches of fiduciary duties and that the consideration offered in the merger does not fairly reflect our true value. The plaintiff seeks, among other things, an order enjoining the consummation of the merger, attorneys’ fees and costs.
     On July 19, 2010, a plaintiff filed a putative class action entitled Claire Houston v. John Kilcoyne et al., Case No. 110-CV-177667, in the Superior Court of the State of California, Santa Clara County. The defendants are the Company and the members of our board of directors (together with the Company, the “Micrus Defendants”), Johnson & Johnson and Cope Acquisition Corp. (a wholly owned subsidiary of Johnson & Johnson, and together with Johnson & Johnson, the “J&J Defendants”). This action alleges that the individual defendants breached their fiduciary duties to our stockholders in connection with the merger. Specifically, the complaint alleges, among other things, that the proposed transaction arises out of a flawed process, that the individual defendants failed to maximize shareholder value and that the consideration offered in the merger is inadequate and does not fairly reflect our true value. The plaintiff also alleges that the individual defendants agreed to no-solicitation and termination provisions in the merger agreement in violation of our board’s fiduciary duties. The suit further alleges that we and the J&J Defendants aided and abetted the individual defendants’ breaches of fiduciary duties. The plaintiff seeks, among other things, an order enjoining the Micrus Defendants and the J&J Defendants from consummating the merger, damages in the event the merger is consummated prior to the court’s entry of a final judgment, and attorneys’ fees and costs.
     We believe that the lawsuits are wholly without merit and intend to defend vigorously against them. However, because the litigation is in the early stages, we cannot predict the outcome at this time, and we cannot provide assurance that the actions will not delay the consummation of the merger or result in substantial costs; even a meritless lawsuit may potentially delay consummation of the merger.
   Other General
     We are participating in other litigation and responding to other claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should consider the risk factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which could materially affect our business, financial condition or future results. The risk factors in our Form 10-K have not materially changed. The risk factors set forth below and those described in our Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions and/or operating results.
Failure to complete, or delay in completing, the merger with Johnson & Johnson could materially and adversely affect our results of operations and our stock price.
     On July 11, 2010, we entered into a definitive merger agreement with Johnson & Johnson and Cope Acquisition Corp. (a wholly-owned subsidiary of Johnson & Johnson). Consummation of the merger is subject to customary closing conditions such as the adoption of the merger agreement by our stockholders and various regulatory approvals and clearances. We cannot assure you that the necessary approvals will be obtained, or that regulatory approvals will not subject us to additional regulatory obligations, or that we will be able to consummate the merger as currently contemplated under the merger agreement. Risks related to the proposed merger include the following:
•	we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger if it does not close;

•	under specified circumstances, we may have to pay a termination fee to Johnson & Johnson in the amount of $13,250,000;

•	the attention of our management and our employees may be diverted from day-to-day operations;

•	the customer sales process may be disrupted by customer and salesperson uncertainty over when or if the merger will be consummated;

•	our supply chain process may be disrupted by the uncertainty of our third party service providers over when or if the merger will be consummated; and

•	our ability to attract new employees and retain existing employees may be difficult as a result of uncertainties associated with the merger.
     The occurrence of any of these events individually or in combination could reduce our revenues, increase our expenses, and harm our stock price. In addition, our stock price rose upon announcement of our proposed merger with Johnson & Johnson and any failure to consummate the merger could result in a drop in our stock price.
We have been named as a defendant in two putative shareholder class action lawsuits, which could cause our business, financial condition, results of operations and cash flows to suffer.
     We and certain of our officers and directors are named defendants in two putative class action lawsuits that allege breaches of fiduciary duty under state law, a description of which can be found in Item 1, Legal Proceedings, under Part II in this report for further information. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with such lawsuits. While we have director and officer insurance, amounts under the policy may not be sufficient to cover our indemnification obligations. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our directors and officers, could be time consuming, result in significant expense, and divert the attention and resources of our management and other key employees. An unfavorable outcome in any such litigation could delay or prohibit consummation of our merger with Cope Acquisition Corp, a wholly-owned subsidiary of Johnson & Johnson, or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
     The number of interventional neuroradiologists and neurosurgeons trained to conduct embolic coiling procedures is relatively small, both in the United States and abroad. There are currently approximately 300-400 neurointerventionalists in the United States who perform embolic coiling procedures. We believe that less than one-third of these physicians perform a substantial majority of the total number of embolic coiling procedures per year. For the first quarter of fiscal 2011, a substantial portion of our product sales in the United States were to an estimated 111 hospitals. The growth in the number of interventional neuroradiologists and neurosurgeons in the United States is constrained by the lengthy training programs required to educate these physicians. Accordingly, our revenue growth will be primarily dependent on our ability to increase sales of our products to our existing customers and to increase sales of products to trained neurointerventionalists that currently use products offered by our competitors. We believe that neurointerventionalists who do not currently use our products will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that our products provide benefits or an attractive alternative to the clipping of aneurysms or the use of competitors’ products. We believe that neurointerventionalists base their decision to use an alternative procedure or product on the following criteria, among others:
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
     For example, we recently announced some interim data from an ongoing clinical study comparing results of coiling with our Cerecyte® microcoils against Micrus bare platinum microcoils. Dr. Molyneux, the principal investigator of the trial, has presented interim data demonstrating that, based on the core lab assessment of angiographic success, the Cerecyte® and Micrus bare platinum groups are superior to those of the ISAT study and that the safety outcomes for Micrus Cerecyte® and Micrus bare platinum coils are also superior to the coiling results reported in the ISAT study, as well as all other published randomized data. In addition, Dr. Molyneux has advised us that due to the strong performance of Micrus bare platinum coils, it is unlikely that the data will demonstrate a statistically significant difference in angiographic outcome between the two groups. Our Cerecyte® coils are more expensive than our bare platinum coils, although we believe that our bare platinum coils are priced lower than many of our large competitors. It is unclear whether the impact of this study will result in a decline in our sales of Cerecyte® coils or an increase in our overall sales as a result of the superior performance of our coils generally. If we experience a decline in sales of our Cerecyte® coils which is not offset by increases in revenue generated from our bare platinum coils our operating results will be harmed.
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
We have been profitable in the last fiscal year, but there is no assurance that we will continue to be profitable in the future.
     We were incorporated in the State of Delaware in 1996, and began commercial sales of our microcoil products in 2000. In fiscal 2010 we reported our first profitable fiscal year with $11.5 million of net income. Net income for the first quarter of fiscal 2011 was $3.1 million. At June 30, 2010, we reduced our accumulated deficit to approximately $67.8 million. There is no assurance that we will continue to be profitable in the future. We expect our operating expenses to increase as we, among other things:
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
     Our quarterly operating and financial results are difficult to predict and may fluctuate significantly from period to period. The level of our revenues, gross margins and results of operations at any given time will be based primarily on the following factors:
•	neurointerventionalist and patient acceptance of our products;

•	changes in the number of embolic coiling procedures performed to treat cerebral aneurysms;

•	the seasonality of our product sales;

•	the mix of our products sold;

•	stocking patterns for distributors;

•	the development of new procedures to prevent and treat hemorrhagic and ischemic stroke;

•	results of clinical research and trials on our existing products and products in development or those of our competitors;

•	demand for, and pricing of, our products;

•	levels of third-party reimbursement for our products;

•	timing of new product offerings, acquisitions, licenses or other significant events involving us or our competitors;

•	increases in the costs of manufacturing and selling our products;

•	the amount and timing of our operating expenses;

•	potential litigation expenses;

•	fluctuations in foreign currency exchange rates;

•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;

•	the effect of competing technological and market developments;

•	changes in our ability to obtain and maintain FDA and other domestic and foreign regulatory approval or clearance for our products;

•	inventory adjustments we may have to make in any quarter;

•	interruption in the manufacturing or distribution of our products;

•	our ability to maintain and expand our sales force and operational personnel;

•	developments related to our announced definitive agreement with J&J;

•	the ability of our suppliers to timely provide us with an adequate supply of materials and components; and

•	amount and timing of capital expenditures and other costs relating to any potential expansion of our operations.
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
     The market for medical devices for treatment of cerebral vascular diseases is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We compete primarily with the neurovascular division of Boston Scientific, the market leader, as well as Codman Neurovascular, ev3, a division of Covidien plc and MicroVention. At any time, other companies may develop alternative treatments, products or procedures for the treatment of cerebral aneurysms that compete directly or indirectly with our products. If alternative treatments prove to be superior to our microcoil or other products, continued use or adoption of our products could be negatively affected and our future revenues could suffer.
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
     A substantial portion of our revenues are derived from outside the United States. For the fiscal years ended March 31, 2010, 2009 and 2008, revenues from customers outside the United States represented approximately 51%, 50% and 51%, respectively, of our revenues. For the first quarter of fiscal 2011, revenues from customers outside the United States represented approximately 56% of our revenues, We anticipate that revenues from international customers will continue to represent a substantial portion of our revenues as we continue to expand in new international markets including China and Japan. Because we generate revenues in foreign currencies, we are subject to the effects of exchange rate fluctuations. For the first quarter of fiscal 2011, approximately 33% of our revenues were denominated in currencies other than the U.S. dollar. The functional currency of our Swiss subsidiary is the Swiss franc. The functional currency of our UK subsidiary is the British pound.
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
We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act and are exposed to future risks of non- compliance.
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
     At any given time we are likely to have one or more lawsuits filed against us asserting various claims. We have been named as defendant in two putative shareholder class action lawsuits, described above. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. An unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending lawsuits have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business.
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
     In March 2010, President Obama signed into law major health care reform legislation under the Patient Protection and Affordable Health Care Act of 2010 (the “PPACA”), which was modified by the Health Care and Education Reconciliation Act. The PPACA imposes a 2.3% excise tax on domestic sales of medical devices beginning on January 1, 2013. PPACA also implements provisions that could affect the way in which physicians and hospitals are compensated for performing medical procedures involving our products in the future. The PPACA also expands the scope of the Federal False Claims act and increases fraud and abuse penalties and other government enforcement tools, which could adversely impact healthcare companies, including us. Various healthcare reform proposals also have emerged at the state level. We cannot predict what healthcare initiatives, if any, will be implemented at the state level or the exact effect newly enacted laws or any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business and results of operations, possibly materially. In addition, the enacted excise tax on medical devices could materially and adversely affect our operating results.
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
     The market price of our common stock has been and we expect will continue to be highly volatile and may fluctuate substantially due to many factors, including:
•	developments related to our announced definitive agreement with J&J;

•	volume and timing of orders for our products;

•	the outcome of clinical and multi-center trial evidence supporting patient benefits;

•	the introduction of new products or product enhancements by us or our competitors;

•	disputes or other developments with respect to intellectual property rights;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	sales of large blocks of our common stock, including sales by our executive officers and directors;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	the results of clinical research and trials on our existing products and products in development or those of our competitors;

•	changes in revenues or earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
     Based on shares outstanding at June 30, 2010, our executive officers, directors, and stockholders holding more than 5% of our outstanding common stock and their affiliates, in the aggregate, beneficially owned approximately 40.8% of our outstanding common stock. As a result, these stockholders, acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentration of ownership may harm the market price of our common stock by, among other things:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
None.

Item 5. Other Information
None.
Item 6. Exhibits
See the Index to Exhibits on Page 43 of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICRUS ENDOVASCULAR CORPORATION
Date: August 6, 2010	By:	/s/ John T. Kilcoyne
John T. Kilcoyne
Chairman and Chief Executive Officer

Date: August 6, 2010	By:	/s/ Gordon T. Sangster
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